Form 10-Q
period 2014-03-31
Pattern Energy Group Inc.
filed 2014-05-02
CIK 1561660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36087

PATTERN ENERGY GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware	90-0893251
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

As of April 28, 2014, there were 35,703,134 shares of Class A common stock outstanding, $0.01 par value, and 15,555,000 shares of Class B common stock outstanding, $0.01 par value.

PATTERN ENERGY GROUP INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to complete construction of our construction projects and transition them into financially successful operating projects;

•	our ability to complete the acquisition of power projects;

•	fluctuations in supply, demand, prices and other conditions for electricity, other commodities and RECs;

•	our electricity generation, our projections thereof and factors affecting production, including wind and other conditions, other weather conditions, availability and curtailment;

•	changes in law, including applicable tax laws;

•	public response to and changes in the local, state, provincial and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the U.S. federal PTC, ITC, and the related U.S. Treasury grants and potential reductions in RPS requirements;

•	the ability of our counterparties to satisfy their financial commitments or business obligations;

•	the availability of financing, including tax equity financing, for our wind power projects;

•	an increase in interest rates;

•	our substantial short-term and long-term indebtedness, including additional debt in the future;

•	competition from other power project developers;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	development constraints, including the availability of interconnection and transmission;

•	potential environmental liabilities and the cost and conditions of compliance with applicable environmental laws and regulations;

•	our ability to operate our business efficiently, manage capital expenditures and costs effectively and generate cash flow;

•	our ability to retain and attract executive officers and key employees;

•	our ability to keep pace with and take advantage of new technologies;

•	the effects of litigation, including administrative and other proceedings or investigations, relating to our wind power projects under construction and those in operation;

•	conditions in energy markets as well as financial markets generally, which will be affected by interest rates, currency exchange rate fluctuations and general economic conditions;

•	the effective life and cost of maintenance of our wind turbines and other equipment;

•	the increased costs of, and tariffs on, spare parts;

•	scarcity of necessary equipment;

•	negative public or community response to wind power projects;

•	the value of collateral in the event of liquidation; and

•	other factors discussed under “Risk Factors.”

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part II, “Item 1A. Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pattern Energy Group Inc.

Consolidated Balance Sheets

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$100,343	$103,569
Trade receivables	27,114	20,951
Related party receivable	380	167
Reimbursable interconnection costs	38	1,455
Derivative assets, current	11,906	13,937
Current deferred tax assets	573	573
Prepaid expenses and other current assets	9,878	13,927

Total current assets	150,232	154,579
Restricted cash	35,375	32,636
Property, plant and equipment, net of accumulated depreciation of $198,967 and $179,778 as of March 31, 2014 and December 31, 2013, respectively	1,444,554	1,476,142
Unconsolidated investments	88,546	107,055
Derivative assets	66,935	82,167
Deferred financing costs, net of accumulated amortization of $17,570 and $16,225 as of March 31, 2014 and December 31, 2013, respectively	34,911	35,792
Net deferred tax assets	1,656	2,017
Other assets	12,741	13,243

Total assets	$1,834,950	$1,903,631

Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities	$10,329	$15,550
Accrued construction costs	3,007	3,204
Related party payable	1,175	1,245
Accrued interest	1,336	495
Dividend payable	11,179	11,103
Derivative liabilities, current	16,205	16,171
Current portion of long-term debt	48,615	48,851

Total current liabilities	91,846	96,619
Long-term debt	1,186,473	1,200,367
Derivative liabilities	7,520	7,439
Asset retirement obligations	21,082	20,834
Net deferred tax liabilities	6,101	9,930
Other long-term liabilities	438	438

Total liabilities	1,313,460	1,335,627

Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 35,703,134 and 35,530,786 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	357	355
Class B common stock, $0.01 par value per share: 20,000,000 shares authorized; 15,555,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	156	156
Additional paid-in capital	478,861	489,388
Accumulated loss	(28,225)	(13,336)
Accumulated other comprehensive loss	(22,537)	(8,353)

Total equity before noncontrolling interest	428,612	468,210
Noncontrolling interest	92,878	99,794

Total equity	521,490	568,004

Total liabilities and equity	$1,834,950	$1,903,631

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Operations

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
Electricity sales	$53,871	$45,232
Energy derivative settlements	2,735	5,408
Unrealized loss on energy derivative	(7,733)	(6,803)
Related party revenue	445	—
Other revenue	231	—

Total revenue	49,549	43,837

Cost of revenue:
Project expense	16,074	12,977
Depreciation and accretion	21,177	22,566

Total cost of revenue	37,251	35,543

Gross profit	12,298	8,294

Operating expenses:
General and administrative	3,903	144
Related party general and administrative	1,280	2,662

Total operating expenses	5,183	2,806

Operating income	7,115	5,488

Other income (expense):
Interest expense	(14,621)	(16,642)
Equity in losses in unconsolidated investments	(12,548)	(10,025)
Interest rate derivative settlements	(1,017)	—
Unrealized (loss) gain on derivatives	(3,723)	1,931
Related party income	696	—
Other income, net	167	758

Total other expense	(31,046)	(23,978)

Net loss before income tax	(23,931)	(18,490)
Tax (benefit) provision	(2,032)	294

Net loss	(21,899)	(18,784)
Net loss attributable to noncontrolling interest	(7,010)	(3,579)

Net loss attributable to controlling interest	$(14,889)	$(15,205)

Weighted average number of shares:
Basic and diluted - Class A common stock	35,533,166
Basic and diluted - Class B common stock	15,555,000
Earnings per share
Class A common stock:
Basic and diluted loss per share	$(0.20)

Class B common stock:
Basic and diluted loss per share	$(0.51)

Cash dividends declared per Class A common share	$0.31

2013 pro forma information:
Unaudited pro forma net loss after tax:
Net loss before income tax		$(18,490)
Pro forma tax provision		279

Pro forma net loss		$(18,769)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Comprehensive Loss

(In thousands of U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2014	2013
Net loss	$(21,899)	$(18,784)

Other comprehensive (loss) income:
Foreign currency translation, net of tax impact of $0 and $0, respectively	(5,090)	(3,491)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax impact of $0 and $0, respectively	(2,751)	7,925
Reclassifications to net loss, net of tax impact of $0 and $0, respectively	(3,171)	(2,605)

Total change in effective portion of change in fair market value of derivatives	(5,922)	5,320
Proportionate share of equity investee’s other comprehensive (loss) income activity, net of tax benefit of $1,245 and $19, respectively	(3,078)	343

Total other comprehensive (loss) income, net of tax	(14,090)	2,172

Comprehensive income loss	(35,989)	(16,612)

Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(7,010)	(3,579)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax impact of $0 and $0, respectively	923	1,191
Reclassifications to net loss, net of tax impact of $0 and $0, respectively	(829)	(461)

Total change in effective portion of change in fair market value of derivatives	94	730

Comprehensive loss attributable to noncontrolling interest	(6,916)	(2,849)

Comprehensive loss attributable to controlling interest	$(29,073)	$(13,763)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	Controlling Interest									Noncontrolling Interest
								Accumulated				Accumulated
					Additional		Accumulated	Other			Accumulated	Other
	Class A Common Stock		Class B Common Stock		Paid-in		Income	Comprehensive			Income	Comprehensive		Total
	Shares	Amount	Shares	Amount	Capital	Capital	(Deficit)	Income (Loss)	Total	Capital	(Deficit)	Income (Loss)	Total	Equity
Balances at January 1, 2013	100	$—	—	$—	$1	$545,471	$2,903	$(34,264)	$514,111	$74,177	$12,366	$(11,242)	$75,301	$589,412
Contribution	—	—	—	—	—	32,677	—	—	32,677	—	—	—	—	32,677
Distribution	—	—	—	—	—	(104,634)	—	—	(104,634)	(1,426)	—	—	(1,426)	(106,060)
Additional paid-in capital	—	—	—	—	2	—	—	—	2				—	2
Net income (loss)	—	—	—	—	—	—	30,295	—	30,295	—	(690)	—	(690)	29,605
Other comprehensive income, net of tax	—	—	—	—	—	—	—	20,633	20,633	—	—	3,559	3,559	24,192

Balances at October 1, 2013	100	—	—	—	3	473,514	33,198	(13,631)	493,084	72,751	11,676	(7,683)	76,744	569,828
Interest in Gulf Wind retained by Pattern Development	—	—	—	—	—	(18,332)	(13,122)	2,870	(28,584)	18,332	13,122	(2,870)	28,584	—
Assumption of liabilities related to Contribution Transactions	—	—	—	—	—	(4,207)	—	—	(4,207)	—	—	—	—	(4,207)
Issuance of common stock for Contribution Transactions	19,445,000	194	15,555,000	156	470,701	(450,975)	(20,076)	—	—	—	—	—	—	—
Deemed distribution for Contribution Transactions	—	—	—	—	(232,640)	—	—	—	(232,640)				—	(232,640)
Issuance of Class A common stock related to the IPO, net of issuance costs	16,000,000	160	—	—	316,882	—	—	—	317,042	—	—	—	—	317,042
Issuance of Class A restricted common stock	83,183	1	—	—	155	—	—	—	156	—	—	—	—	156
Issuance of Class A common stock	3,437	—	—	—	93	—	—	—	93		—	—	—	93
Repurchase of shares for employee tax withholding	(934)	—	—	—	(24)	—	—	—	(24)	—	—	—	—	(24)
Stock-based compensation	—	—	—	—	263	—	—	—	263	—	—	—	—	263
Dividends declared on Class A common stock	—	—	—	—	(11,103)	—	—	—	(11,103)	—	—	—	—	(11,103)
Acquisition from Pattern Development	—	—	—	—	(54,942)	—	—	(2,910)	(57,852)	—	—	—	—	(57,852)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(866)	—	—	(866)	(866)
Net loss	—	—	—	—	—	—	(13,336)	—	(13,336)	—	(6,197)	—	(6,197)	(19,533)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,318	5,318	—	—	1,529	1,529	6,847

Balances at December 31, 2013	35,530,786	$355	15,555,000	$156	$489,388	$—	$(13,336)	$(8,353)	$468,210	$90,217	$18,601	$(9,024)	$99,794	$568,004
Issuance of Class A restricted common stock	173,287	2	—	—	379	—	—	—	381	—	—	—	—	381
Repurchase of shares for employee tax withholding	(939)	—	—	—	(26)	—	—	—	(26)	—	—	—	—	(26)
Stock-based compensation	—	—	—	—	152	—	—	—	152	—	—	—	—	152
Refund of issuance costs related to the IPO	—	—	—	—	125	—	—	—	125	—	—	—	—	125
Dividends declared on Class A common stock	—	—	—	—	(11,157)	—	—	—	(11,157)	—	—	—	—	(11,157)
Net loss	—	—	—	—	—	—	(14,889)	—	(14,889)	—	(7,010)	—	(7,010)	(21,899)
Other comprehensive loss (income), net of tax	—	—	—	—	—	—	—	(14,184)	(14,184)	—	—	94	94	(14,090)

Balances at March 31, 2014	35,703,134	$357	15,555,000	$156	$478,861	$—	$(28,225)	$(22,537)	$428,612	$90,217	$11,591	$(8,930)	$92,878	$521,490

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2014	2013
Operating activities
Net loss	$(21,899)	$(18,784)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and accretion	21,177	22,566
Amortization of financing costs	1,395	2,230
Unrealized loss on derivatives	11,456	4,872
Stock-based compensation	533	—
Deferred taxes	(2,032)	292
Equity in losses in unconsolidated investments	12,548	10,025
Changes in operating assets and liabilities:
Trade receivables	(6,357)	(13,221)
Reimbursable interconnection receivable	—	(416)
Prepaid expenses and other current assets	4,027	865
Other assets (non-current)	(122)	(115)
Accounts payable and other accrued liabilities	(5,021)	(815)
Related party receivable/payable	(155)	(198)
Accrued interest payable	855	1,090

Net cash provided by operating activities	16,405	8,391

Investing activities
Proceeds from sale of investments	—	7,054
Decrease in restricted cash	300	778
Increase in restricted cash	(1)	(3)
Capital expenditures	314	(67,178)
Deferred development costs	—	(528)
Distribution from unconsolidated investments	—	10,463
Contribution to unconsolidated investments	(1,283)	(6,524)
Reimbursable interconnection receivable	1,418	(5,227)
Other assets (non-current)	618	446

Net cash provided by (used in) investing activities	1,366	(60,719)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2014	2013
Financing activities
Proceeds from IPO, net of expenses	$(135)	$—
Repurchase of shares for employee tax withholding	(26)	—
Dividends paid	(11,082)	—
Capital contributions - controlling interest	—	21,454
Capital distributions - controlling interest	—	(23,465)
Capital distributions - noncontrolling interest	—	(168)
Decrease in restricted cash	4,668	—
Increase in restricted cash	(7,707)	(5,252)
Payment for deferred financing costs	(589)	(45)
Proceeds from long-term debt	—	78,047
Repayment of long-term debt	(5,830)	(6,231)

Net cash (used in) provided by financing activities	(20,701)	64,340

Effect of exchange rate changes on cash and cash equivalents	(296)	(742)

Net change in cash and cash equivalents	(3,226)	11,270
Cash and cash equivalents at beginning of period	103,569	17,574

Cash and cash equivalents at end of period	$100,343	$28,844

Supplemental disclosure
Cash payments for interest and commitment fees	$12,597	$13,379
Schedule of non-cash activities
Change in fair value of interest rate swaps	(9,471)	7,205
Change in fair value of contingent liabilities	—	8,001
Capitalized interest	1,283	391
Capitalized commitment fee	—	28
Change in property, plant and equipment	(31,074)	(84,118)
Transfer of capitalized assets to South Kent joint venture	—	49,275
Non-cash distribution to Pattern Development	—	(3,283)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Pattern Energy is an independent energy generation company focused on constructing, owning and operating energy projects with long-term energy sales contracts located in the United States, Canada and Chile. The Company consists of the consolidated operations of certain entities and assets contributed by Pattern Development. The Company owns 100% of Hatchet Ridge Wind, LLC (“Hatchet Ridge”), St. Joseph Windfarm Inc. (“St. Joseph”), Spring Valley Wind LLC (“Spring Valley”), Pattern Santa Isabel LLC (“Santa Isabel”) and Ocotillo Express LLC (“Ocotillo”). The Company owns a controlling interest in Pattern Gulf Wind Holdings LLC (“Gulf Wind”) and noncontrolling interests in South Kent Wind LP (“South Kent”), Grand Renewable Wind LP (“Grand”) and AEI-Pattern Holding Limitada (“El Arrayán”). The principal business objective of the Company is to produce stable and sustainable cash flows through the generation and sale of energy.

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

Basis of Presentation

Pattern Energy was formed by Pattern Development for the purpose of an IPO. For periods prior to October 2, 2013, Pattern Energy was a shell company, with expenses of less than $10,000 for 2013 and 2012. In accordance with ASC 805-50-30-6, the historical financial statements of Pattern Energy’s predecessor, which consist of the combined financial statements of a combination of entities and assets contributed by Pattern Development to Pattern Energy, are consolidated with Pattern Energy from the beginning of the earliest period presented.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position at March 31, 2014, the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2014 and 2013. The consolidated balance sheet at

December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.	Summary of Significant Accounting Policies

As of March 31, 2014, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. They include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and such differences may be material to the financial statements.

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

The Company sells electricity and environmental attributes, including renewable energy credits, primarily to creditworthy utilities under long-term, fixed-priced Power Sale Agreements (“PPAs”). The table below presents significant customers who accounted for the following percentages of total revenues during the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Manitoba Hydro	23.12%	21.70%
San Diego Gas & Electric	21.85%	22.51%
Pacific Gas & Electric Company	16.81%	15.42%
Electric Reliability Council of Texas	14.71%	12.95%

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

Reclassification

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported balance sheet subtotals, results of operations or retained earnings.

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to amend the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”) to require an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. An entity shall provide this information together in one location, either on the face of the statement where net income is presented, or as a separate disclosure in the notes to the financial statements. The new disclosure requirements relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2012, with early adoption permitted. For nonpublic companies, ASU 2013-02 is effective for fiscal years beginning after December 15, 2013. As a result of the Jumpstart Our Business Startups (“JOBS”) Act enacted in April 2012, emerging growth companies can elect to delay the adoption of new or revised accounting standards for public companies until those standards would otherwise apply to private companies, as such, the Company adopted ASU 2013-02 on January 1, 2014. As this update only requires additional disclosures, adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 10 for disclosures on the effect of significant reclassifications out of AOCI on the respective line items in our consolidated statements of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires an entity to present an unrecognized tax benefit as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. For the Company, ASU 2013-11 will be effective on January 1, 2015, as a result of the JOBS Act enacted in April 2012, which allows emerging growth companies to delay the adoption of new or revised accounting standards, until those standards would otherwise apply to private companies. We are currently assessing the future impact of this update, but we do not anticipate a material impact on our financial condition, results of operations or cash flows.

3.	Prepaid expenses and other current assets

The following table presents the components of prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2014	2013
Prepaid expenses	$6,174	$10,132
Sales tax	81	50
Interconnection network upgrade receivable	2,507	2,512
Other current assets	1,116	1,233

Prepaid expenses and other current assets	$9,878	$13,927

4.	Property, Plant and Equipment

The following presents the categories within property, plant and equipment (in thousands):

	March 31,	December 31,
	2014	2013
Operating wind farms	$1,639,707	$1,652,119
Furniture, fixtures and equipment	3,798	3,785
Land	16	16

Subtotal	1,643,521	1,655,920
Less: accumulated depreciation	(198,967)	(179,778)

Property, plant and equipment, net	$1,444,554	$1,476,142

The Company recorded depreciation expense related to property, plant and equipment of $20.8 million and $22.3 million for the three months ended March 31, 2014 and 2013, respectively.

In June 2013, the Company received $115.9 million and $57.6 million for Ocotillo and Santa Isabel, respectively, under a cash grant in lieu of investment tax credit (Cash Grant) from the U.S. Department of the Treasury. In December 2012, the Company received $79.9 million for Spring Valley under a Cash Grant from the U.S. Department of the Treasury. The Company recorded the cash proceeds as a reduction of the carrying amount of the related wind farm assets which resulted in the assets being recorded at lower amounts.

The Cash Grants received for Ocotillo, Santa Isabel and Spring Valley reduced depreciation expense recorded in the consolidated statements of operations by approximately $3.2 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

5.	Unconsolidated Investments

The following presents projects that are accounted for under the equity method of accounting (in thousands):

			Percentage of Ownership
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
South Kent	$47,590	$59,488	50.0%	50.0%
El Arrayán	20,501	21,103	31.5%	31.5%
Grand	20,455	26,464	45.0%	45.0%

Unconsolidated investments	$88,546	$107,055

The following summarizes the aggregated operating results of the unconsolidated joint ventures for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three months ended March 31,
	2014	2013
Revenue	$1,517	$—
Expenses	27,183	19,724

Net loss	$(25,666)	$(19,724)

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

South Kent

The Company is a noncontrolling investor in a joint venture established to develop, construct, and own a wind power project located in Ontario, Canada. The project has a 20-year PPA, and commenced commercial operations on March 28, 2014.

Significant Subsidiary – South Kent

The following table presents summarized statements of operations information as required for significant equity method investees, pursuant to Regulation S-X Rule 10-01(b)(1).

	Three months ended March 31,
	2014	2013
Revenue	$1,517	$—

Operating expenses
Assets operation	362	0
Professional fee	118	—
General and administrative expenses	(269)	386
Depreciation, amortization	377	—
Other income and expenses	393	—

Operating income (loss)	536	(386)
Unrealized loss on derivatives	(21,386)	(20,031)
Other income	—	29

Net loss	$(20,850)	$(20,388)

6.	Accounts payable and other accrued liabilities

The following table presents the components of accounts payable and other accrued liabilities (in thousands):

	March 31,	December 31,
	2014	2013
Accounts payable	$31	$168
Other accrued liabilities	5,918	7,282
Warranty settlement payments	1,956	2,187
Payroll liabilities	1,053	2,162
Property tax payable	1,145	3,490
Sales tax payable	226	261

Accounts payable and other accrued liabilities	$10,329	$15,550

7.	Long-term debt

The Company’s long-term debt which consists of limited recourse or nonrecourse indebtedness is presented below (in thousands):

			Interest Rate as of		Interest Type
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013		Maturity
Hatchet Ridge term loan	$239,865	$239,865	1.43%	1.43%	Imputed	December 2032
Gulf Wind term loan	164,517	166,448	3.23%	3.25%	Variable	March 2020
St. Joseph term loan	205,118	215,330	5.88%	5.88%	Fixed	May 2031
Spring Valley term loan	172,388	173,110	2.62%	2.63%	Variable	June 2030
Santa Isabel term loan	114,456	115,721	4.57%	4.57%	Fixed	September 2033
Ocotillo commercial term loan	230,944	230,944	2.98%	3.00%	Variable	August 2020
Ocotillo development term loan	107,800	107,800	2.33%	2.35%	Variable	August 2033

	1,235,088	1,249,218
Less: current portion	(48,615)	(48,851)

	$1,186,473	$1,200,367

Interest and commitment fees incurred, and interest expense recorded in the Company’s consolidated statements of operations is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Interest and commitment fees incurred	$13,457	$14,064
Capitalized interest, commitment fees, and letter of credit fees	(1,283)	(419)
Letter of credit fees	1,052	767
Amortization of financing costs	1,395	2,230

Interest expense	$14,621	$16,642

Revolving Credit Facility

In November 2012, certain of our subsidiaries entered into a $120.0 million revolving working capital facility with a four-year term, comprised of a revolving loan facility and a letter of credit facility, which we refer to collectively as our “revolving credit facility.” The revolving credit facility has an “accordion feature” under which the Company had the right to increase available borrowings by up to $35.0 million if the Company’s lenders or other additional lenders are willing to lend on the same terms and meet certain other conditions.

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

In March 2014, the Company exercised the accordion feature by increasing available borrowings by an additional $25.0 million, resulting in an aggregate facility amount of $145.0 million. Simultaneously, the Ocotillo project was added to the collateral pool that supports the revolving credit facility.

As of March 31, 2014 and December 31, 2013, letters of credit of $47.1 million and $44.8 million, respectively, have been issued and loans of $56.0 million were drawn and repaid during 2013. As of March 31, 2014 and December 31, 2013, there were no outstanding balances on the revolving credit facility.

8.	Asset Retirement Obligations

The Company’s asset retirement obligations represent the estimated cost, at all of its projects, of decommissioning the turbines, removing above-ground installations and restoring the sites at a date that is 20 years from the commencement of commercial operations of the facility.

The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligations as of March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Beginning asset retirement obligations	$20,834	$19,056
Additions during the period	—	508
Foreign currency translation adjustment	(99)	(57)
Accretion expense	347	292

Ending asset retirement obligations	$21,082	$19,799

9.	Derivative Instruments

The Company employs a variety of derivative instruments to manage its exposure to fluctuations in interest rates and electricity prices. The following tables present the amounts that are recorded in the Company’s financial statements (in thousands):

Undesignated Derivative Instruments Classified as Assets (Liabilities):

			As of		For the period ended
			Fair Market Value		QTD Gain (Loss)
Derivative Type	Quantity	Maturity Dates	Current Portion	Long-Term Portion	Recognized into Income
March 31, 2014
Interest rate swaps	6	6/30/2030	$(3,916)	$10,826	$(3,549)
Interest rate cap	1	12/31/2024	—	507	(174)
Energy derivative	1	4/30/2019	11,906	48,714	(7,733)

			$7,990	$60,047	$(11,456)

December 31, 2013
Interest rate swaps	6	6/30/2030	$(3,899)	$14,358	$4,585
Interest rate cap	1	12/31/2024	—	681	107
Energy derivative	1	4/30/2019	13,937	54,416	(6,050)

			$10,038	$69,455	$(1,358)

March 31, 2013
Interest rate swaps	6	6/30/2030	$(2,894)	$(129)	$1,886
Interest rate cap	1	12/31/2024	—	492	45
Energy derivative	1	4/30/2019	13,543	59,279	(6,803)

			$10,649	$59,642	$(4,872)

Designated Derivative Instruments Classified as Assets (Liabilities):

			As of		For the period ended
			Fair Market Value		QTD Gain (Loss)
Derivative Type	Quantity	Maturity Dates	Current Portion	Long-Term Portion	Recognized in OCI
March 31, 2014
Interest rate swaps	6	6/30/2033	$(2,126)	$6,888	$(2,758)
Interest rate swaps	7	3/15/2020	(5,250)	(7,452)	26
Interest rate swaps	2	6/28/2030	(4,913)	(68)	(3,190)

			$(12,289)	$(632)	$(5,922)

December 31, 2013
Interest rate swaps	6	6/30/2033	$(2,105)	$9,625	$3,117
Interest rate swaps	7	3/15/2020	(5,289)	(7,439)	2,129
Interest rate swaps	2	6/28/2030	(4,878)	3,087	4,143

			$(12,272)	$5,273	$9,389

March 31, 2013
Interest rate swaps	6	6/30/2033	$(1,547)	$29	$1,396
Interest rate swaps	7	3/15/2020	(5,502)	(15,352)	1,272
Interest rate swaps	2	6/28/2030	(4,959)	(11,227)	2,652

			$(12,008)	$(26,550)	$5,320

Gulf Wind

In 2010, Gulf Wind entered into interest rate swaps with each of its lenders to manage exposure to interest rate risk on its long-term debt. The fixed interest rate is set at 6.6% for years two through eight and 7.1% and 7.6% for the last two years of the loan term, respectively. The interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. No ineffectiveness was recorded for the three months ended March 31, 2014 and 2013. The Company reclassified $1.4 million into earnings from accumulated other comprehensive loss during the three months ended March 31, 2014 and 2013.

In 2010, Gulf Wind also entered into an interest rate cap to manage exposure to future interest rates when its long-term debt is expected to be refinanced at the end of the ten-year term. The cap protects the Company if future interest rates exceed approximately 6.0%. The cap has an effective date of March 31, 2020, terminates on December 31, 2024, and has a notional amount of $42.1 million which reduces quarterly during its term. The cap is a derivative but does not qualify for hedge accounting and has not been designated. The Company recognized unrealized losses of $0.2 million for the three months ended March 31, 2014 in unrealized (loss) gain on derivatives in the consolidated statements of operations. An immaterial loss was recorded during the same period in the previous year.

In 2010, Gulf Wind acquired an energy derivative instrument to manage its exposure to variable electricity prices. The energy price swap fixes the price of approximately 58% of its electricity generation through April 2019. The energy derivative instrument is a derivative but did not meet the criteria required to adopt hedge accounting. The energy derivative instrument’s fair value as of March 31, 2014 and December 31, 2013 was $60.6 million and $68.4 million, respectively. Gulf Wind recognized losses of $7.7 million, and $6.8 million for the three months ended March 31, 2014 and 2013, respectively, in unrealized loss on energy derivative in the consolidated statements of operations.

Spring Valley

In 2011, Spring Valley entered into interest rate swaps with its lenders to manage exposure to interest rate risk on its long-term debt. No ineffectiveness was recorded for the three months ended March 31, 2014 and 2013. The interest rate swaps exchange variable interest rate payments for fixed interest rate payments of approximately 5.5% for the first four years of its term debt and increases by 0.25% every four years, thereafter. The interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. The Company reclassified $1.3 million and $1.2 million into earnings from accumulated other comprehensive loss during the three months ended March 31, 2014 and 2013, respectively.

Ocotillo

In October 2012, Ocotillo entered into interest rate swaps with its lenders to manage exposure to interest rate risk on its long-term debt. The interest rate swaps exchange variable interest rate payments for fixed interest rate payments of approximately 2.5% and 2.2% for the development bank term loans and the commercial bank term loans, respectively. No ineffectiveness was recorded for the three months ended March 31, 2014 and 2013. The interest rate swaps for the development bank loans qualify for hedge accounting and were designated as cash flow hedges. The Company reclassified $0.5 million into earnings from accumulated other comprehensive loss during the three months ended March 31, 2014. No amounts were reclassified from accumulated other comprehensive loss during the three months ended March 31, 2013. The interest rate swaps for the commercial bank loans are undesignated derivatives that are used to mitigate exposure to variable interest rate debt.

10.	Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated other comprehensive loss balance by component, net of tax, for the three months ended March 31, 2014 and 2013 (in thousands):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2013	$(8,463)	$(7,002)	$(1,912)	$(17,377)
Other comprehensive loss before reclassifications	(5,090)	(2,751)	(3,078)	(10,919)
Amounts reclassified from accumulated other comprehensive loss	—	(3,171)	—	(3,171)

Net current period other comprehensive loss	(5,090)	(5,922)	(3,078)	(14,090)

Balances at March 31, 2014	$(13,553)	$(12,924)	$(4,990)	$(31,467)

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2012	$(154)	$(43,877)	$(1,475)	$(45,506)
Other comprehensive (loss) income before reclassifications	(3,491)	7,925	343	4,777
Amounts reclassified from accumulated other comprehensive loss	—	(2,605)	—	(2,605)

Net current period other comprehensive (loss) income	(3,491)	5,320	343	2,172

Balances at March 31, 2013	$(3,645)	$(38,557)	$(1,132)	$(43,334)

Amounts reclassified from accumulated other comprehensive loss into income for effective portion of change in fair value of derivatives is recorded to interest expense in the consolidated statements of operations. Amounts reclassified from accumulated other comprehensive loss into income for the Company’s proportionate share of equity investee’s other comprehensive loss is recorded to equity in losses in unconsolidated investments in the consolidated statements of operations.

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

Short-term financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities. Based on the nature and short maturity of these instruments their fair value is approximated using carrying cost and they are presented in the Company’s financial statements at carrying cost. The fair values of cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy. The fair values of accounts receivable, accounts payable and other accrued liabilities are classified as Level 2 in the fair value hierarchy.

The Company’s financial assets and (liabilities) which require fair value measurement on a recurring basis are classified within the fair value hierarchy as follows (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2014
Interest rate swaps	$—	$(6,011)	$—	$(6,011)
Interest rate cap	—	507	—	507
Energy derivative	—	—	60,620	60,620

	$—	$(5,504)	$60,620	$55,116

December 31, 2013
Interest rate swaps	$—	$3,460	$—	$3,460
Interest rate cap	—	681	—	681
Energy derivative	—	—	68,353	68,353

	$—	$4,141	$68,353	$72,494

Level 2 Inputs

Derivative instruments subject to re-measurement are presented in the financial statements at fair value. The interest rate swaps and interest rate cap were valued by discounting the net cash flows using the forward LIBOR curve with the valuations adjusted by the counterparties’ credit default hedge rate. There were no transfers between Level 1 and Level 2 during the periods presented.

Level 3 Inputs

The fair value of the contingent liabilities is based upon the time of realization and the probability of the contingent event. An unobservable discount rate of 7% was used to determine the present value of the contractual liabilities and an unobservable probability factor of 75% was assigned to the contingent event prior to realization after considering contract terms, land rights, interconnect network, and environmental permits. The significant primary unobservable input used for contingent liabilities is the probability factor. Significant increases or decreases in this unobservable input would result in a significantly lower or higher fair value measurement.

The energy derivative instrument was valued by discounting the projected net cash flows over the remaining life of the derivative instrument using forward energy curves adjusted by a nonperformance risk factor. The significant unobservable input in calculating the fair value of the energy derivative instrument is forward electricity prices, which are derived from and impacted by changes in forward natural gas prices. Significant increases or decreases in this unobservable input would result in a significantly lower or higher fair value measurement.

The following table presents a reconciliation of contingent liabilities and the energy derivative contract measured at fair value, in thousands, on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013, respectively. There were no transfers between Level 2 and Level 3 during the periods presented.

	Contingent Liabilities		Energy Derivative
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Balances, beginning of period	$—	$(8,001)	$68,353	$79,625
Settlements	—	8,001	(2,735)	(5,408)
Change in fair value, net of settlements	—	—	(4,998)	(1,395)

Balances, end of period	$—	$—	$60,620	$72,822

The following table presents the carrying amount and fair value, in thousands, and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets as of March 31, 2014 and December 31, 2013, but for which fair value is disclosed.

	As reflected on the balance sheet	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2014
Long-term debt	$1,235,088	$—	$1,162,316	$—	$1,162,316

December 31, 2013
Long-term debt	$1,249,218	$—	$1,165,119	$—	$1,165,119

Long term debt is presented on the consolidated balance sheets at amortized cost. The fair value of variable interest rate long-term debt is approximated by its carrying cost. The fair value of fixed interest rate long-term debt is estimated based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied, using the net present value of cash flow streams over the term using estimated market rates for similar instruments and remaining terms.

12.	Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and results of recent operations. If the Company determines that we would be able to realize deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company files income tax returns in various jurisdictions and is subject to examination by various tax authorities. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. The Company has a policy to classify interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals, if any, are included as a component of income tax expense.

13.	Stock-based Compensation

The Company accounts for stock-based compensation related to stock options granted to employees by estimating the fair value of the stock option awards using the Black-Scholes option-pricing model and amortizing the fair value over the applicable vesting period. The Company accounts for stock-based compensation related to restricted stock awards by measuring the fair value of the restricted stock awards at the grant date and amortizing the fair value on a straight line basis over the applicable vesting period.

Total stock-based compensation expenses for the three months ended March 31, 2014 and 2013 was $0.5 million and zero, respectively.

14.	Earnings (Loss) per Share

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

Class B common stock is a contingently convertible security which is convertible to Class A common stock on a one-to-one basis on the later of December 31, 2014 or commencement of commercial operations of the South Kent wind project. The computation of diluted EPS of Class A common stock would include the impact of the conversion of the Class B common stock, if dilutive for Class A, using the if-converted method once the contingency surrounding the conversion has been met. On March 28, 2014, commercial operations commenced at the South Kent wind project and as a result, the outstanding Class B common stock will be converted to Class A common stock on December 31, 2014.

In periods of net loss, the loss is allocated by first considering any dividends declared or accumulated to Class A common stock. While Class B is not entitled to dividends, because it has the same voting, liquidation and residual rights as Class A, the remaining undistributed loss is allocated equally per share to weighted average Class A and Class B common stock outstanding during the year. For the three months ended March 31, 2014, 16.2 million potentially dilutive securities were excluded from the diluted EPS calculation as their effect is anti-dilutive.

The computations for basic and diluted loss per share are as follows:

Three months ended
March 31, 2014
Numerator for basic and diluted loss per share:
Net loss attributable to controlling interest	$(14,889)
Less: dividends declared
Class A common stock	(11,179)
Class B common stock	—

Undistributed loss	$(26,068)
Denominator for basic and diluted loss per share:
Weighted average number of shares:
Class A common stock	35,533,166
Class B common stock	15,555,000

Total	51,088,166
Calculation of basic and diluted loss per share:
Class A common stock:
Dividends	$0.31
Undistributed loss	(0.51)

Basic and diluted loss per share	$(0.20)

Class B common stock:
Dividends	$—
Undistributed loss	(0.51)

Basic and diluted loss per share	$(0.51)

15.	Geographic Information

The table below provides information, by country, about the Company’s combined operations. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located (in thousands):

	Revenue		Property, Plant and Equipment, net
	Three months ended March 31,		March 31,	December 31,
	2014	2013	2014	2013
United States	$36,184	$33,107	$1,192,674	$1,210,319
Canada	13,286	10,730	251,880	265,823
Chile	79	—	—	—

Total	$49,549	$43,837	$1,444,554	$1,476,142

16.	Commitments and Contingencies

From time to time, the Company has become involved in claims and legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Power Purchase Agreements

The Company has various PPAs that terminate from 2025 to 2039. The terms of the PPAs generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the respective PPAs. As of March 31, 2014, under the terms of the PPAs, the Company issued irrevocable letters of credit totaling $57.2 million to ensure its performance for the duration of the PPAs.

Project Finance Agreements

The Company has various project finance agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of March 31, 2014, the Company issued irrevocable letters of credit totaling $151.3 million, of which $47.1 million was from the Company’s revolving credit facility, to ensure performance under these various project finance agreements.

Land Leases

The Company has entered into various long-term land lease agreements. As of March 31, 2014, total outstanding lease commitments were $108.2 million. During the three months ended March 31, 2014 and 2013, the Company recorded rent expense of $1.9 million and $1.6 million, respectively, in project expense in the consolidated statements of operations.

Operations and Maintenance

The Company has six operating projects that have entered into service and maintenance agreements with third party contractors to provide operations and maintenance services and incremental improvements for varying periods over the next twelve years. As of March 31, 2014, outstanding commitments with these vendors were $241.1 million, payable over the full term of these agreements.

Purchase Commitments

The Company has entered into various commitments with service providers related to the Company’s projects and operations of its business. Outstanding commitments with these vendors, excluding turbine operations and maintenance commitments were $4.1 million as of March 31, 2014.

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

On December 20, 2013, the Company acquired a 45.0% interest in Grand from Pattern Development. Subject to the terms of this agreement, to the extent that the project makes a special distribution as result of construction cost underruns, the Company will make an additional contingent payment of up to $4.7 million to Pattern Development in 2014.

Capital Contribution Obligation

The Company is committed to providing additional capital funding of up to $2.5 million to its investment in El Arrayán to fund final construction costs.

Turbine Availability Warranties

In 2013, the Company entered into warranty settlements with a turbine manufacturer for blade related wind turbine outages. The warranty settlements provide for total liquidated damage payments of approximately $21.9 million for the year ended December 31, 2013. During the year ended December 31, 2013, the Company received payments of $24.1 million in connection with these warranty settlements. As of March 31, 2014, the Company recorded an accrued liability of $2.0 million related to the maximum future refund of liquidated damage payments to the turbine manufacturer. The warranty settlements received, net of the maximum potential future refund to the wind turbine manufacturer, have been recorded as other revenue in the consolidated statements of operations.

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

The Company agreed to indemnify third parties against certain tax losses in connection with monetization of tax credits under the Economic Incentives for the Development of Puerto Rico Act of May 28, 2008 up to a maximum amount of $7.2 million.

17.	Related Party Transactions

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

Management Services Agreement and Shared Management

Effective October 2, 2013, the Company entered into a bilateral Management Services Agreement with Pattern Development which provides for the Company and Pattern Development to benefit, primarily on a cost-reimbursement basis, plus a 5% fee on certain direct costs, from the parties’ respective management and other professional, technical and administrative personnel, all of whom will report to and be managed by the Company’s executive officers. Pursuant to the Management Services Agreement, where certain of the Company’s executive officers, including its Chief Executive Officer, will also serve as executive officers of Pattern Development and devote their time to both the Company and Pattern Development as is prudent in carrying out their executive responsibilities and fiduciary duties. The Company refers to the employees who will serve as executive officers of both the Company and Pattern Development as the “shared PEG executives.” The shared PEG executives will have responsibilities for both the Company and Pattern Development and, as a result, these individuals will not devote all of their time to the Company’s business. Under the terms of the Management Services Agreement, Pattern Development is required to reimburse the Company for an allocation of the compensation paid to such executives reflecting the percentage of time spent providing services to Pattern Development.

The table below presents allocated costs prior to October 2, 2013 and net bilateral management service cost reimbursements on and after October 2, 2013 included in the consolidated statements of operations (in thousands):

	Three months ended March 31,
	2014	2013
Project expense	$—	$556
Related party general and administrative	1,280	2,662
Related party income
Management Services Agreement income	(628)	—
Management Operation and Maintenance Agreement income	(68)	—

Related party income	(696)	—
Other income, net	—	(161)

Net expenses	$584	$3,057

Prior to the Contribution Transactions, the Company had purchase arrangements with Pattern Development under which the latter purchased various services and supplies on behalf of the Company and received reimbursement for these purchases. The amounts payable to Pattern Development for these purchases were $1.2 million as of March 31, 2014 and December 31, 2013.

Letters of credit, indemnities and guarantees

Pattern Development agreed to guarantee $14.0 million of El Arrayán’s payment obligations to a lender that has provided a $20 million credit facility for financing of El Arrayán’s recoverable, construction-period value added tax payments. The remaining $6.0 million of the credit facility has been guaranteed by another investor in El Arrayán.

Purchase and Sales Agreements

On December 20, 2013, the Company entered into an agreement with Pattern Development to acquire approximately 80% of the ownership interest in Panhandle 2, a 182 MW wind project being built in Carson County, Texas, for approximately $122.9 million in cash. The acquisition is expected to close in the fourth quarter of 2014 upon completion of construction, and the Company expects to fund the purchase with available cash and credit facilities.

On December 20, 2013, the Company acquired a 45.0% equity interest in Grand from Pattern Development. Subject to the terms of this agreement, the Company may make an additional contingent payment of up to $4.7 million, as calculated based on final budget to actual amounts and distributions payable upon conversion of construction financing, to Pattern Development in 2014.

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

Management fees

The Company provides management services and receives a fee for such services under an agreement with South Kent, Grand and El Arrayán, its joint venture investees. Management fees of $0.4 million and an immaterial amount were recorded as related party revenue in the consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively, and a related party receivable of $0.4 million and $0.2 million was recorded in the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. The Company eliminates the intercompany profit from management fees related to its ownership interest in the joint ventures.

The Company provides management, operations and maintenance services under an agreement with Panhandle Wind Holdings LLC beginning in 2014. The agreement has an initial term of ten years from the commencement of commercial operations. During the three months ended March 31, 2014, the Company recorded $0.1 million in related party income in the consolidated income statements. The Company did not incur any revenue under this agreement in the same period in the prior year.

18.	Subsequent Events

On May 1, 2014, the Company entered into an agreement with a related party to acquire its ownership interests in Panhandle 1. The Company agreed to acquire a 179 MW interest in the 218 MW Panhandle 1 project following the commencement of commercial operations (the “Panhandle 1 closing date”), for approximately $125.0 million, subject to certain price adjustments based on final project size, design and modeling assumptions, to be funded on the Panhandle 1 closing date.

On April 30, 2014, the Company declared its second quarter 2014 dividend, payable on July 30, 2014, to holders of record on June 30, 2014, in the amount of $0.322 per Class A share, which represents $1.288 on an annualized basis, an increase from the first quarter 2014 dividend of $0.3125.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 and our unaudited consolidated financial statements for the three months ended March 31, 2014 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries.

Overview

We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. Including the Panhandle 1 and Panhandle 2 projects, which we have agreed to acquire from Pattern Development, and which we expect to acquire at different times prior to the end of 2014, we hold interests in eleven wind power projects located in the United States, Canada and Chile that use proven, best-in-class technology and have a total owned capacity of 1,434 MW, consisting of seven operating projects and four projects under construction that are all scheduled to commence commercial operations prior to the end of 2014. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price power sale agreement with a creditworthy counterparty. Ninety-one percent of the electricity to be generated by our projects, including the Panhandle 1 and Panhandle 2 projects to be acquired from Pattern Development at different times in 2014, will be sold under these power sale agreements, which have a weighted average remaining contract life of approximately 17 years.

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

Recent Developments

In May 2014, we entered into an agreement with Pattern Development to acquire its ownership interests in Panhandle 1. We agreed to acquire a 179 MW interest in the 218 MW Panhandle 1 project following the commencement of commercial operations (the “Panhandle 1 closing date”) for a cash purchase price of $125.0 million, subject to certain price adjustments based on final project size, design and modeling assumptions, to be funded on the Panhandle 1 closing date. The Panhandle 1 project is currently under construction, and is expected to commence commercial operations in June 2014.

In March 2014, our South Kent construction project achieved the commercial operation date under its PPA with the Ontario Power Authority.

The following table sets forth each of our construction projects as well as their respective power capacities and our anticipated date of their commencement of commercial operations.

		Construction	Commercial	MW
Projects	Location	Start	Operations	Rated	Owned
El Arrayán	Chile	Q3 2012	Q2 2014	115	36
Panhandle 1 (1)	Texas	Q3 2013	Q2 2014	218	179
Panhandle 2 (2)	Texas	Q4 2013	Q4 2014	182	147
Grand	Ontario	Q3 2013	Q4 2014	149	67

				664	429

(1)	Acquisition scheduled to occur in the second quarter of 2014
(2)	Acquisition scheduled to occur in the fourth quarter of 2014

In addition, below is a summary of the remaining Initial Right of First Offer Projects (“Initial ROFO Projects”) that we expect to acquire from Pattern Development in connection with our project purchase rights. For additional discussion on the remaining Initial ROFO Projects, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Transactions”, in our Annual Report on Form 10-K for the year ended December 31, 2013.

						Capacity (MW)
							Pattern
Remaining Initial ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated(3)	Development- Owned (4)
Gulf Wind	Operational	Texas	2008	2009	Hedge	283	76
K2	In Construction	Ontario	2014	2015	PPA	270	90
Armow	Ready for financing	Ontario	2014	2015	PPA	180	90
Meikle	Pre-Construction	British Columbia	2015	2016	PPA	185	185

						918	441

(1)	Represents date of actual or anticipated commencement of construction.
(2)	Represents date of actual or anticipated commencement of commercial operations.
(3)	Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of wind and other conditions, a project or a turbine will not operate at its rated capacity at all times and the amount of electricity generated will be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors discussed elsewhere in this Form 10-Q.
(4)	Pattern Development-owned capacity represents the maximum, or rated, electricity generating capacity of the project multiplied by Pattern Development’s percentage ownership interest in the distributable cash flow of the project.

In March 2014, certain of the Company’s operating projects entered into long-term service and maintenance agreements with the turbine supplier to provide turbine maintenance and incremental improvements for varying periods over the next twelve years. Under the terms of each of these agreements, the turbine supplier will provide full turbine warranty, including parts and performance, and maintenance services and certain equipment modifications at agreed project sites, which are expected to provide incremental increases in the net capacity factors of the affected projects.

In addition to providing greater certainty to our future equipment maintenance costs, we believe that extending the warranty coverage under these long-term service agreements also provides greater protection against potential warranty issues that could arise later in the equipment life. For example, our Ocotillo and Santa Isabel (Siemens) and Gulf Wind (MHI) projects have experienced certain blade failures in the last two years. The Siemens blade failures have been fully addressed. While the manufacturer of the Gulf Wind turbines, MHI, has remediated the failed blades under our equipment warranty, which expires in late 2014, we are working with MHI to address any further remediation within the remaining warranty period.

In March 2014, we entered into an agreement to increase the size of our revolving credit facility by $25 million, to $145 million. In connection with this agreement, we added our interest in the Ocotillo project to the collateral pool that supports this loan facility.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented and is unaudited (in thousands):

	Pattern Energy Group Inc.
	Three months ended March 31,
	2014	2013
Net loss	$(21,899)	$(18,784)
Plus:
Interest expense, net of interest income	14,418	15,884
Tax (benefit) provision	(2,032)	294
Depreciation and accretion	21,177	22,566

EBITDA	$11,664	$19,960

Unrealized loss on energy derivative	7,733	6,803
Unrealized loss (gain) on derivatives	3,723	(1,931)
Interest rate derivative settlements	1,017	—
Plus, proportionate share from equity accounted investments:
Interest expense, net of interest income	253	(2)
Tax benefit	—	(36)
Depreciation and accretion	187	1
Unrealized loss on interest rate and currency derivatives	12,595	9,783
Realized loss (gain) on interest rate and currency derivatives	22	(139)

Adjusted EBITDA	$37,194	$34,439

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

The following table presents cash available for distribution for the periods presented and is unaudited (in thousands):

	Pattern Energy Group Inc.
	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$16,405	$8,391
Changes in current operating assets and liabilities	6,651	12,695
Network upgrade reimbursement	618	—
Release of restricted cash to fund general and administrative costs	54	—
Operations and maintenance capital expenditures	(54)	(219)
Less:
Distributions to noncontrolling interests	—	(168)
Principal payments paid from operating cash flows	(5,830)	(6,231)

Cash available for distribution	$17,844	$14,468

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table provides selected financial information for the periods presented and is unaudited (in thousands, except percentages):

	Three months ended March 31,
	2014	2013	$ Change	% Change
Revenue	$49,549	$43,837	$5,712	13%

Project expense	16,074	12,977	3,097	24%
Depreciation and accretion	21,177	22,566	(1,389)	-6%

Total cost of revenue	37,251	35,543	1,708	5%

Gross profit	12,298	8,294	4,004	48%

General and administrative	3,903	144	3,759	2,610%
Related party general and administrative	1,280	2,662	(1,382)	-52%

Total operating expenses	5,183	2,806	2,377	85%

Operating income	7,115	5,488	1,627	30%
Total other expense	(31,046)	(23,978)	(7,068)	-29%

Net loss before income tax	(23,931)	(18,490)	(5,441)	-29%
Tax (benefit) provision	(2,032)	294	(2,326)	-791%

Net loss	(21,899)	(18,784)	(3,115)	-17%
Net loss attributable to noncontrolling interest	(7,010)	(3,579)	(3,431)	-96%

Net loss attributable to controlling interest	$(14,889)	$(15,205)	$316	2%

MWh sold and average realized electricity price. We sold 652,521 MWh of electricity in the three months ended March 31, 2014 as compared to 603,633 MWh sold in the three months ended March 31, 2013. This increase in MWh sold during 2014 as compared to 2013 was primarily attributable to higher winds and the commencement of commercial operations on the final 42 megawatts at Ocotillo in July 2013, and includes our proportionate share of production at South Kent, our 50% owned unconsolidated investment, which reached commercial operations on March 28, 2014. Our average realized electricity price was approximately $87 per MWh in the three months ended March 31, 2014 as compared to approximately $84 per MWh in the three months ended March 31, 2013.

Although our electricity production was up 8% over the same period last year, it was lower than our expected long term average projections for the period. Weighted by our owned interest in our projects, our electricity production was about 5% below the expected production based on long-term average wind conditions. Particularly noteworthy was the low average wind in the western United States in late 2013 which continued into the first quarter of 2014 and which was partly the result of an unusual high pressure zone occurring within the region. The first quarter of 2014 wind conditions are, however, within the range of variability that has been measured in our seven operating wind regions over the last 35 years and, after considering these measured results, we have not changed our long-term wind forecast.

Revenue. Revenue for the three months ended March 31, 2014 was $49.6 million compared to $43.8 million for the three months ended March 31, 2013, an increase of $5.8 million, or approximately 13%. This increase in revenue for the three months ended March 31, 2014 as compared to the prior year was attributed to an increase of $8.6 million in electricity sales primarily attributable to higher winds during the period and the commencement of commercial operations on the final 42 megawatts at Ocotillo in July 2013. During the three months ended March 31, 2014, we recorded a $7.7 million unrealized loss on energy derivative compared to a $6.8 million unrealized loss in 2013. The value of our energy derivative, and the amount of unrealized gain or loss we record, increases and decreases due to our monthly derivative settlements and changes in forward electricity prices, which are derived from and impacted by changes in forward natural gas prices.

Cost of revenue. Cost of revenue for the three months ended March 31, 2014 was $37.3 million compared to $35.5 million for the three months ended March 31, 2013, an increase of $1.8 million, or approximately 4.8%. The increase in cost of revenue during 2014 as compared to 2013 was attributable to the commencement of commercial operations on the final 42 megawatts at Ocotillo in July 2013 and higher maintenance costs at our St. Joseph project, offset by a $1.4 million decrease in depreciation expense in 2014, as a result of receiving Ocotillo and Santa Isabel ITC grants during the second quarter of 2013. As each new project commences commercial operations, we incur new incremental and ongoing costs for maintenance and services agreements, property taxes, insurance, land lease and other costs associated with managing, operating and maintaining the facility, including adding site employees and other operations staff.

General and administrative costs. General and administrative costs for the three months ended March 31, 2014 was $3.9 million compared to $0.1 million for the three months ended March 31, 2013, an increase of $3.8 million. After the Contribution Transactions and the initial public offering in 2013, the Company has direct payroll costs and employee-related, audit and consulting expense costs, and other administrative expenses, that were previously allocated to the Company from Pattern Development and which were reflected in related party general and administrative expense. In addition, the Company has additional general and administrative costs, including $0.5 million of stock-based compensation expense, related to being a public company.

Related party general and administrative expense. Related party general and administrative expense for the three months ended March 31, 2014 was $1.3 million compared to $2.7 million for the three months ended March 31, 2013, a decrease of $1.4 million, or approximately 52%. After the Contribution Transactions and the initial public offering in 2013, the Company has direct payroll costs and employee-related, audit and consulting expense costs, and other administrative expenses, which has reduced the level of services provided by Pattern Development for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Other expense. Other expense for the three months ended March 31, 2014 was $31.0 million compared to $24.0 million for the three months ended March 31, 2013. The increase of $7.0 million in other expense during 2014 as compared to 2013 was primarily attributable to a $5.7 million increase in unrealized loss on derivatives as our interest rate swaps on the Ocotillo project are not designated as hedges and there was a decrease in the forward interest rate curve which increases our liability and increases our unrealized loss on derivatives. In addition, we had a $2.5 million increase in equity in losses in unconsolidated investments which was primarily related to certain interest rate derivatives on the unconsolidated investee’s financial statements that are not designated as hedges; the decrease in the forward interest rate curve during the three months ended March 31, 2014 increased their unrealized loss on derivatives and in turn increased our equity in losses in unconsolidated investments. In addition, in 2014, we had a $1.0 million increase in interest rate derivative settlements as a portion of our interest rate swaps on the Ocotillo project are not designated as hedges and therefore our settlements on these derivatives are recorded as interest rate derivative settlements in other expense. Offsetting these increased losses is a $2.0 million decrease in interest expense primarily related to our 2013 repayment of the Ocotillo and Santa Isabel bridge loans.

Tax provision. The tax provision was a $2.0 million benefit for the three months ended March 31, 2014 compared to $0.3 million provision for the same period in the prior year. The benefit for the three months ended March 31, 2014 was primarily the result of recording equity in losses in unconsolidated investments which were primarily related to interest rate swaps that are not designated as hedges.

Noncontrolling interest. The net loss attributable to noncontrolling interest was $7.0 million for the three months ended March 31, 2014 compared to a $3.6 million loss attributable to noncontrolling interest for the three months ended March 31, 2013. The noncontrolling interest income or loss calculation is based on the hypothetical liquidation at book value method of accounting for the earnings attributable to the noncontrolling interest’s ownership in Gulf Wind. The higher loss allocation for the three months ended March 31, 2014 is primarily attributable to the period over period increase in Gulf Wind’s unrealized loss on energy derivative and lower electricity sales during the three months ended March 31, 2104 as well as the retention by Pattern Development of an approximate 27% interest in Gulf Wind in connection with the Contribution Transactions which occurred on October 2, 2013.

Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2014 was $37.2 million compared to $34.4 million for the same period in the prior year, an increase of $2.8 million. The increase in Adjusted EBITDA during 2014 as compared to 2013 was primarily attributable to higher period over period electricity sales.

Liquidity and Capital Resources

Our business requires substantial capital to fund (i) equity investments in our construction projects, (ii) current operational costs, (iii) debt service payments, (iv) dividends to our shareholders, (v) potential investments in new acquisitions (vi) modifications to our projects, (vii) unforeseen events and (viii) other business expenses. As a part of our liquidity strategy, we plan to retain a portion of our cash flows in above-average wind years in order to have additional liquidity in below-average wind years. Our sources of liquidity include cash generated by our operations, cash reserves, borrowings under our corporate and project-level credit agreements and further issuances of equity and debt securities.

The principal indicators of our liquidity are our restricted and unrestricted cash balances and availability under our credit agreements. As of March 31, 2014, our available liquidity was $324.1 million, including restricted cash on hand of $35.4 million, unrestricted cash on hand of $100.3 million, and $188.4 million available under our credit agreements.

We believe that throughout 2014, we will have sufficient liquid assets, cash flows from operations, and borrowings available under our revolving credit facility to meet our financial commitments, debt service obligations, contingencies and anticipated required capital expenditures for at least the next 24 months, without taking into account capital required for additional project acquisitions. Additionally, we believe that our construction projects have been sufficiently capitalized such that we will not need to seek additional financing arrangements in order to complete construction and achieve commercial operations at these projects. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corresponding adverse effect on our borrowing capacity. In connection with our future capital expenditures and other investments, including any project acquisitions that we may make in addition to our acquisition of Panhandle 1 and Panhandle 2, for which we have committed $125 million and $122.9 million, respectively, we may, from time to time, issue debt or equity securities.

Cash Flows

We use traditional measures of cash flows, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities as well as cash available for distribution to evaluate our periodic cash flow results.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $16.4 million for the three months ended March 31, 2014 as compared to $8.4 million for the same period in the prior year. This increase in cash provided by operating activities was primarily the result of higher production in 2014 and a $2.0 million decrease in interest expense primarily related to our 2013 repayment of the Ocotillo and Santa Isabel bridge loans. Offsetting these increases was a $3.0 million increase in project expense related primarily to the commencement of commercial operations on the final 42 megawatts at Ocotillo and maintenance repairs at our St. Joseph facility, and a $1.0 million increase in interest rate derivative settlements as a portion of our interest rate swaps on the Ocotillo project are not designated as hedges and therefore our settlements on these derivatives are recorded as interest rate derivative settlements in other expense.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2014, which consisted primarily of $1.4 million receipt related to our reimbursable interconnection receivable. Net cash used in investing activities was $60.7 million for the three months ended March 31, 2013, which consisted of $67.2 million of capital expenditures primarily at Ocotillo, $5.2 million for interconnection network upgrades primarily at our Ocotillo project, and net cash receipts of $11.1 million related to the investment in and project financing at South Kent.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 was $20.7 million, which was primarily attributable to an $11.1 million dividend payment, a $3.0 million increase in restricted cash, and $5.8 million of loan repayments. Net cash provided by financing activities for the three months ended March 31, 2013 was $64.3 million, which was primarily attributable to $21.4 million of capital contributions and $78.0 million of loan borrowings at Santa Isabel and Ocotillo, offset by $23.6 million of capital distributions and $6.2 million of loan repayments.

Cash Available for Distribution

Cash available for distribution was $17.8 million for the three months ended March 31, 2014 as compared to $14.5 million for the same period in the prior year. This increase in cash available for distribution was primarily the result of higher production in 2014 and a $2.0 million decrease in interest expense primarily related to our 2013 repayment of the Ocotillo and Santa Isabel bridge loans. Offsetting these increases was a $3.0 million increase in project expense related primarily to the commencement of commercial operations on the final 42 megawatts at Ocotillo and maintenance repairs at our St. Joseph facility, and a $1.0 million increase in interest rate derivative settlements as a portion of our interest rate swaps on the Ocotillo project are not designated as hedges and therefore our settlements on these derivatives are recorded as interest rate derivative settlements in other expense.

Cash Dividends to Investors

We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A shares. Our quarterly dividend has been initially set at $0.3125 per Class A share, or $1.25 per Class A share on an annualized basis, and the amount may be changed in the future without advance notice. We have established our initial quarterly dividend level based on a targeted cash available for distribution payout ratio of 80% both prior to and following the Conversion Event, after considering the annual cash available for distribution that we expect our projects will be able to generate following the commencement of commercial operations at all of our construction projects and with due regard to retaining a portion of the cash available for distribution to grow our business. We intend to grow our business primarily through the acquisition of operational and construction-ready power projects, which, we believe, will facilitate the growth of our cash available for distribution and enable us to increase our dividend per Class A share over time. However, the determination of the amount of cash dividends to be paid to holders of our Class A shares will be made by our Board of Directors and will depend upon our financial condition, results of operations, cash flow, long-term prospects and any other matters that our Board of Directors deem relevant. Refer to Item 1A “Risk Factors—Risks Related to Ownership of our Class A Shares—Risks Regarding our Cash Dividend Policy” of our Annual Report on Form 10-K for the year ended December 31, 2013.

We expect to pay a quarterly dividend on or about the 30th day following each fiscal quarter to holders of record of our Class A shares on the last day of such quarter.

On April 30, 2014, we declared our second quarter 2014 dividend, payable on July 30, 2014, to holders of record on June 30, 2014, in the amount of $0.322 per Class A share, which represents $1.288 on an annualized basis, an increase from the first quarter 2014 dividend of $0.3125.

Capital Expenditures and Investments

We currently own only those projects that we acquired through the Contribution Transactions and those which we additionally acquired or agreed to acquire from Pattern Development. Each of the acquired project entities has secured all of the required project equity needed to complete the construction and achieve commercial operations at our construction projects and funding for all remaining planned construction costs, including contingency allowances, is available under financing commitments from project lenders. All capital expenditures and investments in 2013 have either been funded by Pattern Development or are available from project finance lenders under project-level credit facilities. For 2013, total capital expenditures were $123.5 million. For 2014, we do not expect to make capital expenditures at our construction projects as these projects are held in joint ventures for which we use the equity method of accounting.

We expect to make investments in additional projects. We have agreed to make a cash payment to Pattern Development in the amount of $125.0 million, subject to certain price adjustments based on final project size, design and modeling assumptions, at the time of the Panhandle 1 acquisition, which we expect to occur in June 2014. We have also agreed to make a cash payment to Pattern Development in the amounts of $122.9 million, subject to certain price adjustments based on final project size, design and modeling assumptions, at the time of the Panhandle 2 acquisition, which we expect to occur in the fourth quarter of 2014. In addition, we have bid on several possible third party acquisitions that, should we be successful in their pursuit, could require the use of a portion of the proceeds of a proposed public offering of our common stock; we are in advanced discussions regarding potential acquisitions of certain wind power projects that in the aggregate could exceed 500 MW. Although we have no commitments to make any acquisitions, other than the acquisitions of Panhandle 1 and Panhandle 2, we consider it reasonably likely that we may have the opportunity to acquire certain other Pattern Development projects under our purchase rights within the 24 month period following December 31, 2013.

We believe that we will have sufficient cash and revolving credit facility capacity to complete the Panhandle 1 and Panhandle 2 acquisitions, but this may be affected by any other acquisitions or investments that we make prior to the Panhandle 1 and Panhandle 2 acquisitions. To the extent that we make any such investments or acquisitions, we will evaluate capital markets and other corporate financing sources available to us at the time.

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

Critical Accounting Policies and Estimates

There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

We have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013. See also Note 7, Long-term Debt, and Note 16, Commitments, Contingencies and Warranties, in the consolidated financial statements for additional discussion of contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements and have not entered into any transactions involving uncombined, limited purpose entities or commodity contracts.

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

Commodity Price Risk

We manage our commodity price risk for electricity sales through the use of long-term power sale agreements with creditworthy counterparties. Our financial results reflect approximately 177,053 MWh of electricity sales during the three months ended March 31, 2014 that were not subject to power sale agreements and were subject to spot market pricing. A hypothetical increase or decrease of $4.00 per MWh (or an approximately 10% change) in these spot market prices would have increased or decreased earnings by $0.1 million, respectively, for the three months ended March 31, 2014.

Interest Rate Risk

We use a variety of derivative instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps and interest rate caps, primarily in the context of our project-level indebtedness. We generally match the tenor and amount of these instruments to the tenor and amount, respectively, of the related debt financing. We also will have exposure to changes in interest rates with respect to our revolving credit agreement to the extent that we make draws under that facility. A hypothetical increase or decrease in short-term interest rates by 1% would not have changed our earnings for the three months ended March 31, 2014.

Foreign Currency Risk

We manage our foreign currency risk through the consideration of forward exchange rate derivatives. Certain of our power sale agreements are U.S. dollar denominated and others are Canadian dollar denominated. We did not enter into forward exchange rate derivatives to manage our exposure to Canadian dollar denominated revenues at our St. Joseph project in the past. Our financial results include approximately $13.3 million of revenue that was earned pursuant to Canadian dollar denominated power sale agreements. A hypothetical increase of US$0.10 per Canadian dollar would have increased our earnings by $0.7 million for the three months ended March 31, 2014, and a hypothetical decrease of US$0.10 per Canadian dollar would have decreased our earnings by $0.7 million for the three months ended March 31, 2014.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to routine legal proceedings and claims arising out of the normal course of business. There has been no material change in the nature of the Company’s legal proceedings from the description provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Company’s 2013 Form 10-K. There have been no material changes in the Company’s risk factors as described in the 2013 Form 10-K.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and Class A share price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Ownership of our Class A Shares

Future sales of our shares in the public market could lower our Class A share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute shareholders’ ownership in us and may adversely affect the market price of our Class A shares.

Pattern Development expects to enter into a loan agreement pursuant to which it may pledge up to 15,300,000 Class A shares to secure an approximately $100.0 million loan. If Pattern Development were to default on its obligations under the loan, the lenders would have the right to sell shares to satisfy Pattern Development’s obligation. Such an event could cause our stock price to decline.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A dated September 20, 2013 (Registration No. 333-190538)).

3.2	Amended and Restated Bylaws of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

4.1	Form of Class A Stock Certificate (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

31.1	Certifications of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act and are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2014		Pattern Energy Group Inc.

	By	/S/ Michael M. Garland
Michael M. Garland
President and Chief Executive Officer