Form 10-K/A
period 2013-12-31
Pattern Energy Group Inc.
filed 2014-05-05
CIK 1561660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

On February 24, 2014, the registrant had 35,548,051 shares of Class A common stock outstanding, $0.01 par value, and 15,555,000 shares of Class B common stock outstanding, $0.01 par value.

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

EXPLANATORY NOTE

Pattern Energy Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) for the sole purpose of including the Independent Auditor’s Report dated February 21, 2014, provided by PricewaterhouseCoopers LLP, to the partners at Grand Renewable Wind LP, that were omitted from Part IV of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission on February 28, 2014 (the “Original Filing”). This Amendment does not modify or update in any way the disclosures contained in the Original Filing other than Part IV.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or furnished as part of this Form 10-K/A. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit No.	Description Of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A dated September 20, 2013 (Registration No. 333-190538)).

3.2	Amended and Restated Bylaws of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

4.1	Form of Class A Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.1	Credit and Guaranty Agreement, among Pattern US Finance Company LLC, Pattern Canada Finance Company ULC, as borrowers, certain subsidiaries of the borrowers, the lenders party thereto from time to time, Royal Bank of Canada, as Administrative Agent and Collateral Agent, Bank of Montreal, as Syndication Agent, and Morgan Stanley Bank, N.A., as Documentation Agent, dated as of November 15, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.2	Pattern Energy Group Inc. 2013 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.3	Form of Pattern Energy Group Inc. 2013 Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

Exhibit No.	Description Of Exhibit

10.4	Form of Stock Option Agreement under 2013 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.5	Form of Restricted Stock Agreement under 2013 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A dated September 20, 2013 (Registration No. 333-190538)).

10.6	Form of Restricted Stock Unit Agreement under 2013 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.7	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.8	Registration Rights Agreement between the Company and Pattern Energy Group LP, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.9	Contribution Agreement among the Company, Pattern Renewables LP, Pattern Energy Group LP, and Pattern Renewable Holdings Canada ULC, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.10	Purchase Rights Agreement among the Company, Pattern Energy Group LP, Pattern Energy Group Holdings LP and Pattern Energy GP LLC, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.11	Bilateral Management Services Agreement between the Company and Pattern Energy Group LP, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.12	Non-Competition Agreement between the Company and Pattern Energy Group LP, dated October 2, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.13	Shareholder Approval Rights Agreement between the Company and Pattern Energy Group LP, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.15	Purchase and Sale Agreement, dated as of December 20, 2013, by and between Pattern Canada Operations Holdings ULC and Pattern Energy Group LP (Grand PSA) . (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 24, 2013).

10.16	Purchase and Sale Agreement, dated as of December 20, 2013, by and among Pattern Energy Group Inc., Panhandle B Holdco 2 LLC and Pattern Energy Group LP (PH2 PSA) ((Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 24, 2013).

10.17	Management, Operation and Maintenance Agreement, dated as of December 20, 2013, by and between Pattern Panhandle Wind 2 LLC and Pattern Operators LP (PH2 MOMA) (Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated December 24, 2013).

10.18	Project Administration Agreement, dated as of December 20, 2013, by and between Pattern Panhandle Wind 2 LLC and Pattern Operators LP (PH2 PAA) (Incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K dated December 24, 2013).

Exhibit No.	Description Of Exhibit

10.19	Employment Agreement between Pattern Energy Group Inc. and Michael M. Garland dated October 2, 2013 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K dated February 28, 2014).

10.20	Employment Agreement between Pattern Energy Group Inc. and Hunter H. Armistead dated October 2, 2013 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated February 28, 2014).

10.21	Employment Agreement between Pattern Energy Group Inc. and Daniel M. Elkort dated October 2, 2013 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K dated February 28, 2014).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K dated February 28, 2014).

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K dated February 28, 2014).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Pattern Energy Group Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 5, 2014	PATTERN ENERGY GROUP INC.

	By:	/s/ Dyann Blaine

	Name:	Dyann Blaine
	Title:	Vice President and Secretary

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

Schedule III—Grand Renewable Wind LP Independent Auditor’s Report dated February 21, 2014

February 21, 2014

Independent Auditor’s Report

To the Partners of

Grand Renewable Wind LP

We have audited the accompanying statement of financial position of Grand Renewable Wind LP as of December 31, 2013 and the related statement of operations and comprehensive loss, changes in partners’ capital and cash flows for the year then ended. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Renewable Wind LP as of December 31, 2013 and the results of its operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

EXHIBIT INDEX

Exhibit No.	Description Of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A dated September 20, 2013 (Registration No. 333-190538)).

3.2	Amended and Restated Bylaws of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

4.1	Form of Class A Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.1	Credit and Guaranty Agreement, among Pattern US Finance Company LLC, Pattern Canada Finance Company ULC, as borrowers, certain subsidiaries of the borrowers, the lenders party thereto from time to time, Royal Bank of Canada, as Administrative Agent and Collateral Agent, Bank of Montreal, as Syndication Agent, and Morgan Stanley Bank, N.A., as Documentation Agent, dated as of November 15, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.2	Pattern Energy Group Inc. 2013 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.3	Form of Pattern Energy Group Inc. 2013 Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.4	Form of Stock Option Agreement under 2013 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.5	Form of Restricted Stock Agreement under 2013 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A dated September 20, 2013 (Registration No. 333-190538)).

10.6	Form of Restricted Stock Unit Agreement under 2013 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.7	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.8	Registration Rights Agreement between the Company and Pattern Energy Group LP, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.9	Contribution Agreement among the Company, Pattern Renewables LP, Pattern Energy Group LP, and Pattern Renewable Holdings Canada ULC, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.10	Purchase Rights Agreement among the Company, Pattern Energy Group LP, Pattern Energy Group Holdings LP and Pattern Energy GP LLC, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

Exhibit No.	Description Of Exhibit

10.11	Bilateral Management Services Agreement between the Company and Pattern Energy Group LP, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.12	Non-Competition Agreement between the Company and Pattern Energy Group LP, dated October 2, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.13	Shareholder Approval Rights Agreement between the Company and Pattern Energy Group LP, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.15	Purchase and Sale Agreement, dated as of December 20, 2013, by and between Pattern Canada Operations Holdings ULC and Pattern Energy Group LP (Grand PSA) . (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 24, 2013).

10.16	Purchase and Sale Agreement, dated as of December 20, 2013, by and among Pattern Energy Group Inc., Panhandle B Holdco 2 LLC and Pattern Energy Group LP (PH2 PSA) ((Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 24, 2013).

10.17	Management, Operation and Maintenance Agreement, dated as of December 20, 2013, by and between Pattern Panhandle Wind 2 LLC and Pattern Operators LP (PH2 MOMA) (Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated December 24, 2013).

10.18	Project Administration Agreement, dated as of December 20, 2013, by and between Pattern Panhandle Wind 2 LLC and Pattern Operators LP (PH2 PAA) (Incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K dated December 24, 2013).

10.19	Employment Agreement between Pattern Energy Group Inc. and Michael M. Garland dated October 2, 2013 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K dated February 28, 2014).

10.20	Employment Agreement between Pattern Energy Group Inc. and Hunter H. Armistead dated October 2, 2013 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated February 28, 2014).

10.21	Employment Agreement between Pattern Energy Group Inc. and Daniel M. Elkort dated October 2, 2013 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K dated February 28, 2014).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K dated February 28, 2014).

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K dated February 28, 2014).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.