Form 10-Q/A
period 2014-03-31
Pattern Energy Group Inc.
filed 2014-08-05
CIK 1561660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Pattern Energy Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the U.S. Securities and Exchange Commission on May 2, 2014 (the “Original Form 10-Q”) to correct errors in the computation and disclosure of Class A diluted earnings per share for the three months ended March 31, 2014. The previously reported calculation did not correctly consider that upon the commercial operation date of South Kent on March 28, 2014, the “if-converted” method of calculating diluted earnings per share would result in a more dilutive result than the previously applied “two-class” method. The more dilutive result of these methods should have been reported on the Company’s consolidated statement of operations.

Specifically, this Form 10-Q/A amends and restates Item 1 of Part I of the Original Form 10-Q so that the Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited) correctly state that (a) diluted loss per share of Class A common stock for the quarter ended March 31, 2014 was $(0.29), and (b) the diluted weighted average number of shares of Class A common stock outstanding for the quarter ended March 31, 2014 was 51,421,931 (see Note 14 to the financial statements). In addition, this Form 10-Q/A amends and restates (i) Item 4 of Part of I of the Original Form 10-Q to include a description of the material weakness in internal controls in connection with the restatement and (ii) Item 6 of Part II of the Original Form 10-Q to indicate that we are filing the financial statements included in this Form 10-Q/A, formatted in eXtensible Business Reporting Language (XBRL).

The corrections to diluted earnings per share of Class A common stock have no impact on the Company's unaudited consolidated balance sheets as of March 31, 2014, consolidated statements of comprehensive loss, including net loss, for the three months ended March 31, 2014, consolidated statement of stockholders’ equity as of March 31, 2014, or the statements of cash flows for the three months ended March 31, 2014.

Except as specifically noted above, the remainder of the Original Form 10-Q is unchanged and is not reproduced in this Form 10-Q/A. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto.

This Form 10-Q/A should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

PATTERN ENERGY GROUP INC.

REPORT ON FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Pattern Energy Group Inc.

Consolidated Statements of Operations

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
Electricity sales	$53,871	$45,232
Energy derivative settlements	2,735	5,408
Unrealized loss on energy derivative	(7,733)	(6,803)
Related party revenue	445	—
Other revenue	231	—

Total revenue	49,549	43,837

Cost of revenue:
Project expense	16,074	12,977
Depreciation and accretion	21,177	22,566

Total cost of revenue	37,251	35,543

Gross profit	12,298	8,294

Operating expenses:
General and administrative	3,903	144
Related party general and administrative	1,280	2,662

Total operating expenses	5,183	2,806

Operating income	7,115	5,488

Other income (expense):
Interest expense	(14,621)	(16,642)
Equity in losses in unconsolidated investments	(12,548)	(10,025)
Interest rate derivative settlements	(1,017)	—
Unrealized (loss) gain on derivatives	(3,723)	1,931
Related party income	696	—
Other income, net	167	758

Total other expense	(31,046)	(23,978)

Net loss before income tax	(23,931)	(18,490)
Tax (benefit) provision	(2,032)	294

Net loss	(21,899)	(18,784)
Net loss attributable to noncontrolling interest	(7,010)	(3,579)

Net loss attributable to controlling interest	$(14,889)	$(15,205)

Weighted average number of shares:
Class A common stock - Basic	35,533,166
Class A common stock - Diluted (as restated*)	51,421,931

Class B common stock - Basic and diluted	15,555,000

Earnings per share
Class A common stock:
Basic loss per share	$(0.20)

Diluted loss per share (as restated*)	$(0.29)

Class B common stock:
Basic and diluted loss per share	$(0.51)

Cash dividends declared per Class A common share	$0.31

2013 pro forma information:
Unaudited pro forma net loss after tax:
Net loss before income tax		$(18,490)
Pro forma tax provision		279

Pro forma net loss		$(18,769)

*	as restated for the three months ended March 31, 2014 (refer to Note 14)

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

Pattern Energy Group Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	Controlling Interest									Noncontrolling Interest
	Class A Common Stock		Class B Common Stock		Additional Paid-in		Accumulated Income	Accumulated Other Comprehensive			Accumulated Income	Accumulated Other Comprehensive		Total
	Shares	Amount	Shares	Amount	Capital	Capital	(Deficit)	Income (Loss)	Total	Capital	(Deficit)	Income (Loss)	Total	Equity
Balances at January 1, 2013	100	$—	—	$—	$1	$545,471	$2,903	$(34,264)	$514,111	$74,177	$12,366	$(11,242)	$75,301	$589,412
Contribution	—	—	—	—	—	32,677	—	—	32,677	—	—	—	—	32,677
Distribution	—	—	—	—	—	(104,634)	—	—	(104,634)	(1,426)	—	—	(1,426)	(106,060)
Additional paid-in capital	—	—	—	—	2	—	—	—	2				—	2
Net income (loss)	—	—	—	—	—	—	30,295	—	30,295	—	(690)	—	(690)	29,605
Other comprehensive income, net of tax	—	—	—	—	—	—	—	20,633	20,633	—	—	3,559	3,559	24,192

Balances at October 1, 2013	100	—	—	—	3	473,514	33,198	(13,631)	493,084	72,751	11,676	(7,683)	76,744	569,828
Interest in Gulf Wind retained by Pattern Development	—	—	—	—	—	(18,332)	(13,122)	2,870	(28,584)	18,332	13,122	(2,870)	28,584	—
Assumption of liabilities related to Contribution Transactions	—	—	—	—	—	(4,207)	—	—	(4,207)	—	—	—	—	(4,207)
Issuance of common stock for Contribution Transactions	19,445,000	194	15,555,000	156	470,701	(450,975)	(20,076)	—	—	—	—	—	—	—
Deemed distribution for Contribution Transactions	—	—	—	—	(232,640)	—	—	—	(232,640)				—	(232,640)
Issuance of Class A common stock related to the IPO, net of issuance costs	16,000,000	160	—	—	316,882	—	—	—	317,042	—	—	—	—	317,042
Issuance of Class A restricted common stock	83,183	1	—	—	155	—	—	—	156	—	—	—	—	156
Issuance of Class A common stock	3,437	—	—	—	93	—	—	—	93		—	—	—	93
Repurchase of shares for employee tax withholding	(934)	—	—	—	(24)	—	—	—	(24)	—	—	—	—	(24)
Stock-based compensation	—	—	—	—	263	—	—	—	263	—	—	—	—	263
Dividends declared on Class A common stock	—	—	—	—	(11,103)	—	—	—	(11,103)	—	—	—	—	(11,103)
Acquisition from Pattern Development	—	—	—	—	(54,942)	—	—	(2,910)	(57,852)	—	—	—	—	(57,852)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(866)	—	—	(866)	(866)
Net loss	—	—	—	—	—	—	(13,336)	—	(13,336)	—	(6,197)	—	(6,197)	(19,533)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,318	5,318	—	—	1,529	1,529	6,847

Balances at December 31, 2013	35,530,786	$355	15,555,000	$156	$489,388	$—	$(13,336)	$(8,353)	$468,210	$90,217	$18,601	$(9,024)	$99,794	$568,004
Issuance of Class A restricted common stock	173,287	2	—	—	379	—	—	—	381	—	—	—	—	381
Repurchase of shares for employee tax withholding	(939)	—	—	—	(26)	—	—	—	(26)	—	—	—	—	(26)
Stock-based compensation	—	—	—	—	152	—	—	—	152	—	—	—	—	152
Refund of issuance costs related to the IPO	—	—	—	—	125	—	—	—	125	—	—	—	—	125
Dividends declared on Class A common stock	—	—	—	—	(11,157)	—	—	—	(11,157)	—	—	—	—	(11,157)
Net loss	—	—	—	—	—	—	(14,889)	—	(14,889)	—	(7,010)	—	(7,010)	(21,899)
Other comprehensive loss (income), net of tax	—	—	—	—	—	—	—	(14,184)	(14,184)	—	—	94	94	(14,090)

Balances at March 31, 2014	35,703,134	$357	15,555,000	$156	$478,861	$—	$(28,225)	$(22,537)	$428,612	$90,217	$11,591	$(8,930)	$92,878	$521,490

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position at March 31, 2014, the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2014 and 2013. The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q/A should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Three months ended March 31,
	2014	2013
Revenue	$1,517	$—

Operating expenses
Assets operation	362	0
Professional fee	118	—
General and administrative expenses	(269)	386
Depreciation, amortization	377	—
Other income and expenses	393	—

Operating income (loss)	536	(386)
Unrealized loss on derivatives	(21,386)	(20,031)
Other income	—	29

Net loss	$(20,850)	$(20,388)

6.	Accounts payable and other accrued liabilities

The following table presents the components of accounts payable and other accrued liabilities (in thousands):

	March 31,	December 31,
	2014	2013
Accounts payable	$31	$168
Other accrued liabilities	5,918	7,282
Warranty settlement payments	1,956	2,187
Payroll liabilities	1,053	2,162
Property tax payable	1,145	3,490
Sales tax payable	226	261

Accounts payable and other accrued liabilities	$10,329	$15,550

7.	Long-term debt

The Company’s long-term debt which consists of limited recourse or nonrecourse indebtedness is presented below (in thousands):

			Interest Rate as of
	March 31,	December 31,	March 31,	December 31,	Interest
	2014	2013	2014	2013	Type	Maturity
Hatchet Ridge term loan	$239,865	$239,865	1.43%	1.43%	Imputed	December 2032
Gulf Wind term loan	164,517	166,448	3.23%	3.25%	Variable	March 2020
St. Joseph term loan	205,118	215,330	5.88%	5.88%	Fixed	May 2031
Spring Valley term loan	172,388	173,110	2.62%	2.63%	Variable	June 2030
Santa Isabel term loan	114,456	115,721	4.57%	4.57%	Fixed	September 2033
Ocotillo commercial term loan	230,944	230,944	2.98%	3.00%	Variable	August 2020
Ocotillo development term loan	107,800	107,800	2.33%	2.35%	Variable	August 2033

	1,235,088	1,249,218
Less: current portion	(48,615)	(48,851)

	$1,186,473	$1,200,367

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

Total stock-based compensation expenses for the three months ended March 31, 2014 and 2013 was $0.5 million and zero, respectively.

14.	Earnings (Loss) per Share - As Restated

The Company computes earnings per share (EPS) for Class A and Class B common stock using the two-class method for participating securities and the if-converted method for Class B common stock, if these securities are considered dilutive for Class A. The rights, including voting and liquidation rights, of the holders of the Class A and Class B common stock are identical, except with respect to dividends, as the Class B common stock is not entitled to dividends.

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

In periods of net loss, the loss is allocated by first considering any dividends declared or accumulated to Class A common stock. While Class B is not entitled to dividends, because it has the same voting, liquidation and residual rights as Class A, the remaining undistributed loss is allocated equally per share to weighted average Class A and Class B common stock outstanding during the year. For the three months ended March 31, 2014, all potentially dilutive securities were included in the diluted EPS calculation.

In connection with the preparation of the consolidated financial statements for the quarter ended June 30, 2014, the Company identified errors in the computation and disclosure of Class A diluted loss per share for the three months ended March 31, 2014. The previously reported calculation did not correctly consider that upon the commercial operation date of South Kent on March 28, 2014, the “if-converted” method of calculating diluted earnings per share would result in a more dilutive result than the previously applied “two-class” method. The more dilutive result of these methods should have been reported on the Company’s consolidated statement of operations for the three months ended March 31, 2014.

A summary of the impact of these corrections are shown in the following table:

	Three months ended
	March 31, 2014
	As previously reported	As restated
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to controlling interest	$(14,889)	$(14,889)
Less: dividends declared	(11,179)	(11,179)

Undistributed loss	$(26,068)	$(26,068)
Denominator for loss per share:
Weighted average number of shares:
Class A common stock - basic	35,533,166	35,533,166
Add dilutive effect of:
Stock options	—	95,219
Restricted stock awards	—	238,546
Class B common stock	—	15,555,000

Class A common stock - diluted	35,533,166	51,421,931
Class B common stock - basic and diluted	15,555,000	15,555,000
Calculation of basic and diluted loss per share:
Class A common stock:
Dividends	$0.31	$0.31
Undistributed loss	(0.51)	(0.51)

Basic loss per share	$(0.20)	$(0.20)

Class A common stock:

Diluted loss per share	$(0.20)	$(0.29)

Class B common stock:

Basic and diluted loss per share	$(0.51)	$(0.51)

The corrections to diluted loss per share of Class A common stock has no impact on the Company's unaudited consolidated balance sheets as of March 31, 2014, consolidated statements of comprehensive loss, including net loss, for the three months ended March 31, 2014, consolidated statement of stockholders’ equity as of March 31, 2014, or the statements of cash flows for the three months ended March 31, 2014.

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

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company's principal executive officer and principal financial officer have concluded that, because of a material weakness existing in internal control over financial reporting as of March 31, 2014, the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are not effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of March 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the Company did not maintain effective controls over the calculation and reporting of earnings per share. Specifically, the Company identified deficiencies with respect to design and operation of controls over the methodology used to calculate Class A diluted earnings per share, which resulted in a material weakness in internal control over financial reporting. The Company has since modified its procedures with respect to the process of calculating earnings per share, including additional instruction to the Company’s accounting staff on the calculation of diluted earnings per share. Management considers the steps underway will be sufficient to remediate the material weakness noted above.

Based on the performance of additional procedures by management designed to ensure the reliability of financial reporting, management believes the consolidated financial statements included in this report are fairly stated in all material respects.

Management continuously reviews disclosure controls and procedures, and internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A dated September 20, 2013 (Registration No. 333-190538)).

3.2*	Amended and Restated Bylaws of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

4.1*	Form of Class A Stock Certificate (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

31.1*	Certifications of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certifications of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Certifications of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1****	The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013; (iv) Unaudited Consolidated Statement of Stockholders' Equity for the Three Months ended March 31, 2014; (v) Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements

*	Previously filed with the Original Form 10-Q.
**	Filed herewith.
***	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.
****	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act and are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2014		Pattern Energy Group Inc.

	By	/S/ Michael M. Garland
Michael M. Garland
President and Chief Executive Officer