Form 10-Q/A
period 2014-06-30
Pattern Energy Group Inc.
filed 2014-10-30
CIK 1561660

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

EXPLANATORY NOTE

Pattern Energy Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the U.S. Securities and Exchange Commission on August 5, 2014 (the “Original Form 10-Q”) to correct errors in the computation and disclosure of earnings per share for the three and six months ended June 30, 2014. The initial calculation did not correctly consider the recognition of a beneficial conversion feature of the Class B common stock as a result of the commencement on March 28, 2014 of commercial operations at the Company’s South Kent project. The initial recognition of this beneficial conversion feature and subsequent accretion has no net impact to the Consolidated Balance Sheets, Consolidated Statements of Stockholders’ (Loss) Equity, or Consolidated Statements of Cash Flows, and no impact on net income in the Consolidated Statements of Operations, for the periods presented in the Original Form 10-Q.

While this calculation represents an application of generally accepted accounting principles, the holders of Class B common stock are not entitled to receive dividends at any time, and are not entitled to any other form of preferred return over the returns available to the holders of Class A common stock, and therefore, the deemed dividend does not represent a current or future distribution of Company earnings.

Specifically, this Form 10-Q/A is amending and restating Item 1 of Part I of the Original Form 10-Q as follows:

-	The Consolidated Statements of Stockholders’ Equity to add offsetting line items of additional paid-in capital for (a) the Class B beneficial conversion feature of $21.9 million and (b) a non-cash deemed dividend on Class B common stock of $7.5 million and $7.5 million for the three and six months ended June 30, 2014, respectively. There is no net impact to the Consolidated Statements of Stockholders’ Equity;

-	The Consolidated Statements of Operations for the three and six months ended June 30, 2014 (unaudited) to correctly state that (a) the basic earnings (loss) per share of Class A common stock for the three and six months ended June 30, 2014 were $0.17 and $(0.01), respectively, (b) the diluted earnings (loss) per share of Class A common stock for the three and six months ended June 30, 2014 were $0.16 and $(0.07), respectively and (c) the basic and diluted earnings (loss) per share of Class B common stock for the three and six months ended June 30, 2014 were $0.28 and $(0.21), respectively; and

-	Note 15 of the Consolidated Financial Statements to correctly state basic and diluted earnings (loss) per share for Class A and Class B common stock for the periods presented.

In addition, this Form 10-Q/A amends and restates (i) Item 2 of Part I of the Original From 10-Q to add a new paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Class B Common Stock Beneficial Conversion Feature”, (ii) Item 4 of Part I of the Original Form 10-Q in connection with the restatement, and (iii) Item 6 of Part II of the Original Form 10-Q to indicate that we are filing the financial statements included in this Form 10-Q/A, formatted in eXtensible Business Reporting Language (XBRL).

The corrections noted above have no net impact to the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014, or the Consolidated Statements of Cash Flows for the six months ended June 30, 2014, and no impact to net income in the Consolidated Statements of Operations for the three and six months ended June 30, 2014.

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

PATTERN ENERGY GROUP INC.

REPORT ON FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pattern Energy Group Inc.

Consolidated Balance Sheets

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$234,038	$103,569
Trade receivables	40,620	20,951
Related party receivable	759	167
Reimbursable interconnection costs	38	1,455
Derivative assets, current	12,449	13,937
Current deferred tax assets	573	573
Prepaid expenses and other current assets	10,913	13,927

Total current assets	299,390	154,579
Restricted cash	44,387	32,636
Property, plant and equipment, net of accumulated depreciation of $223,144 and $179,778 as of June 30, 2014 and December 31, 2013, respectively	2,105,937	1,476,142
Unconsolidated investments	65,353	107,055
Derivative assets	54,808	82,167
Deferred financing costs, net of accumulated amortization of $19,059 and $16,225 as of June 30, 2014 and December 31, 2013, respectively	33,533	35,792
Net deferred tax assets	6,889	2,017
Other assets	13,673	13,243

Total assets	$2,623,970	$1,903,631

Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities	$23,523	$15,550
Accrued construction costs	21,670	3,204
Related party payable	918	1,245
Accrued interest	2,273	495
Dividend payable	15,071	11,103
Derivative liabilities, current	17,804	16,171
Current portion of long-term debt	58,896	48,851

Total current liabilities	140,155	96,619
Long-term debt	1,377,159	1,200,367
Derivative liabilities	11,846	7,439
Asset retirement obligations	26,394	20,834
Net deferred tax liabilities	22,523	9,930
Other long-term liabilities	2,059	438

Total liabilities	1,580,136	1,335,627

Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 46,525,818 and 35,531,720 shares issued as of June 30, 2014 and December 31, 2013, respectively; 46,522,980 and 35,530,786 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	465	355
Class B common stock, $0.01 par value per share: 20,000,000 shares authorized; 15,555,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013	156	156
Additional paid-in capital	752,501	489,412
Accumulated loss	(17,026)	(13,336)
Accumulated other comprehensive loss	(24,795)	(8,353)
Treasury stock, at cost; 2,838 and 934 shares of Class A common stock as of June 30, 2014 and December 31, 2013, respectively	(79)	(24)

Total equity before noncontrolling interest	711,222	468,210
Noncontrolling interest	332,612	99,794

Total equity	1,043,834	568,004

Total liabilities and equity	$2,623,970	$1,903,631

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Operations

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Electricity sales	$66,053	$47,351	$119,924	$92,583
Energy derivative settlements	3,983	4,809	6,718	10,217
Unrealized loss on energy derivative	(6,549)	(5,078)	(14,282)	(11,881)
Related party revenue	1,017	263	1,462	263
Other revenue	503	11,367	734	11,367

Total revenue	65,007	58,712	114,556	102,549

Cost of revenue:
Project expense	16,700	14,492	32,774	27,469
Depreciation and accretion	21,284	17,998	42,461	40,564

Total cost of revenue	37,984	32,490	75,235	68,033

Gross profit	27,023	26,222	39,321	34,516

Operating expenses:
General and administrative	6,288	205	10,191	349
Related party general and administrative	1,383	2,699	2,663	5,361

Total operating expenses	7,671	2,904	12,854	5,710

Operating income	19,352	23,318	26,467	28,806

Other income (expense):
Interest expense	(15,807)	(16,832)	(30,428)	(33,474)
Equity in (losses) earnings in unconsolidated investments	(3,688)	13,368	(16,236)	3,343
Interest rate derivative settlements	(1,035)	—	(2,052)	—
Unrealized (loss) gain on derivatives	(2,942)	8,202	(6,665)	10,133
Related party income	376	—	1,072	—
Net gain on transactions	14,537	7,200	14,537	7,200
Other income, net	439	1,044	606	1,802

Total other (expense) income	(8,120)	12,982	(39,166)	(10,996)

Net income (loss) before income tax	11,232	36,300	(12,699)	17,810
Tax provision (benefit)	4,065	(7,688)	2,033	(7,394)

Net income (loss)	7,167	43,988	(14,732)	25,204
Net loss attributable to noncontrolling interest	(4,032)	(359)	(11,042)	(3,938)

Net income (loss) attributable to controlling interest	$11,199	$44,347	$(3,690)	$29,142

Cash dividends declared on Class A common shares	(14,981)		(26,138)
Deemed dividends on Class B common shares (as restated*)	(7,457)		(7,457)

Net loss attributable to common stockholders (as restated*)	$(11,239)		$(37,285)

Weighted average number of shares:
Class A common stock - Basic	41,174,697		38,331,595
Class A common stock - Diluted	57,065,219		54,214,953
Class B common stock - Basic and diluted	15,555,000		15,555,000
Earnings (loss) per share
Class A common stock:
Basic earnings (loss) per share (as restated*)	$0.17		$(0.01)

Diluted earnings (loss) per share (as restated*)	$0.16		$(0.07)

Class B common stock:
Basic and diluted earnings (loss) per share (as restated*)	$0.28		$(0.21)

Cash dividends declared per Class A common share	$0.32		$0.63

Deemed dividends per Class B common share (as restated*)	$0.48		$0.48

2013 pro forma information:
Unaudited pro forma net income after tax:
Net income before income tax				$17,810
Pro forma tax provision				674

Pro forma net income				$17,136

*	- As restated for the three and six months ended June 30, 2014 (refer to note 15).

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

Pattern Energy Group Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	Controlling Interest									Noncontrolling Interest
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Total Equity
	Shares	Amount	Shares	Amount
Balances at January 1, 2013	100	$—	—	$—	$1	$545,471	$2,903	$(34,264)	$514,111	$74,177	$12,366	$(11,242)	$75,301	$589,412
Contribution	—	—	—	—	—	32,677	—	—	32,677	—	—	—	—	32,677
Distribution	—	—	—	—	—	(104,634)	—	—	(104,634)	(1,426)	—	—	(1,426)	(106,060)
Additional paid-in capital	—	—	—	—	2	—	—	—	2				—	2
Net income (loss)	—	—	—	—	—	—	30,295	—	30,295	—	(690)	—	(690)	29,605
Other comprehensive income, net of tax	—	—	—	—	—	—	—	20,633	20,633	—	—	3,559	3,559	24,192

Balances at October 1, 2013	100	—	—	—	3	473,514	33,198	(13,631)	493,084	72,751	11,676	(7,683)	76,744	569,828
Interest in Gulf Wind retained by Pattern Development	—	—	—	—	—	(18,332)	(13,122)	2,870	(28,584)	18,332	13,122	(2,870)	28,584	—
Assumption of liabilities related to Contribution Transactions	—	—	—	—	—	(4,207)	—	—	(4,207)	—	—	—	—	(4,207)
Issuance of common stock for Contribution Transactions	19,445,000	194	15,555,000	156	470,701	(450,975)	(20,076)	—	—	—	—	—	—	—
Deemed distribution for Contribution Transactions	—	—	—	—	(232,640)	—	—	—	(232,640)				—	(232,640)
Issuance of Class A common stock related to the IPO, net of issuance costs	16,000,000	160	—	—	316,882	—	—	—	317,042	—	—	—	—	317,042
Issuance of Class A restricted common stock	83,183	1	—	—	155	—	—	—	156	—	—	—	—	156
Issuance of Class A common stock	3,437	—	—	—	93	—	—	—	93		—	—	—	93
Repurchase of shares for employee tax withholding	(934)	—	—	—	(24)	—	—	—	(24)	—	—	—	—	(24)
Stock-based compensation	—	—	—	—	263	—	—	—	263	—	—	—	—	263
Dividends declared on Class A common stock	—	—	—	—	(11,103)	—	—	—	(11,103)	—	—	—	—	(11,103)
Acquisition from Pattern Development	—	—	—	—	(54,942)	—	—	(2,910)	(57,852)	—	—	—	—	(57,852)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(866)	—	—	(866)	(866)
Net loss	—	—	—	—	—	—	(13,336)	—	(13,336)	—	(6,197)	—	(6,197)	(19,533)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,318	5,318	—	—	1,529	1,529	6,847

Balances at December 31, 2013	35,530,786	$355	15,555,000	$156	$489,388	$—	$(13,336)	$(8,353)	$468,210	$90,217	$18,601	$(9,024)	$99,794	$568,004
Issuance of Class A common stock related to the public offering, net of issuance costs	10,810,810	108	—	—	286,671	—	—	—	286,779	—	—	—	—	286,779
Issuance of Class A restricted common stock	173,287	2	—	—	1,868	—	—	—	1,870	—	—	—	—	1,870
Issuance of Class A common stock upon exercise of stock options	10,001	—	—	—	220	—	—	—	220	—	—	—	—	220
Repurchase of shares for employee tax withholding	(1,904)	—	—	—	(55)	—	—	—	(55)	—	—	—	—	(55)
Stock-based compensation	—	—	—	—	305	—	—	—	305	—	—	—	—	305
Refund of issuance costs related to the IPO	—	—	—	—	163	—	—	—	163	—	—	—	—	163
Dividends declared on Class A common stock	—	—	—	—	(26,138)	—	—	—	(26,138)	—	—	—	—	(26,138)
Recognition of beneficial conversion feature on Class B convertible common stock (as restated*)	—	—	—	—	(21,901)	—	—	—	(21,901)	—	—	—	—	(21,901)
Adjustment to paid-in capital for beneficial conversion feature recognition (as restated*)	—	—	—	—	21,901	—	—	—	21,901	—	—	—	—	21,901
Accretion of the Class B beneficial conversion feature (as restated*)	—	—	—	—	7,457	—	—	—	7,457	—	—	—	—	7,457
Deemed dividends on Class B convertible common stock (as restated*)	—	—	—	—	(7,457)	—	—	—	(7,457)	—	—	—	—	(7,457)
Sale of Class A membership interests in Panhandle 1	—	—	—	—	—	—	—	—	—	210,250	—	—	210,250	210,250
Acquisition of AEI ownership in El Arrayan	—	—	—	—	—	—	—	—	—	35,259	—	—	35,259	35,259
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,470)	—	—	(1,470)	(1,470)
Net loss	—	—	—	—	—	—	(3,690)	—	(3,690)	—	(11,042)	—	(11,042)	(14,732)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(16,442)	(16,442)	—	—	(179)	(179)	(16,621)

Balances at June 30, 2014	46,522,980	$465	15,555,000	$156	$752,422	$—	$(17,026)	$(24,795)	$711,222	$334,256	$7,559	$(9,203)	$332,612	$1,043,834

*	- As restated for the three and six months ended June 30, 2014 (refer to note 15).

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

Pattern Energy Group Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. Dollars)

(Unaudited)

	Six months ended June 30,
	2014	2013
Financing activities
Proceeds from public offering, net of expenses	$287,943	$—
Repurchase of shares for employee tax withholding	(55)	—
Dividends paid	(22,170)	—
Capital contributions - Pattern Development	—	27,018
Capital distributions - Pattern Development	—	(92,174)
Capital distributions - noncontrolling interest	(1,470)	(1,168)
Decrease in restricted cash	13,508	8,763
Increase in restricted cash	(8,840)	(116,654)
Payment for deferred financing costs	(542)	(257)
Proceeds from revolving credit facility	—	56,000
Repayments of short-term debt	(14,840)	—
Proceeds from long-term debt	—	117,987
Repayment of long-term debt	(22,096)	(21,815)
Repayment of construction and grant loans	—	(57,470)

Net cash provided by (used in) financing activities	231,438	(79,770)

Effect of exchange rate changes on cash and cash equivalents	255	(1,100)

Net change in cash and cash equivalents	130,469	24,201
Cash and cash equivalents at beginning of period	103,569	17,574

Cash and cash equivalents at end of period	$234,038	$41,775

Supplemental disclosure
Cash payments for interest and commitment fees	$26,963	$29,710
Acquired PP&E for El Arrayán and Panhandle 1	671,068	—
Schedule of non-cash activities
Change in fair value of interest rate swaps	(20,344)	35,636
Change in fair value of contingent liabilities	—	8,001
Capitalized interest	1,880	858
Capitalized commitment fee	—	39
Change in property, plant and equipment	(40,729)	(145,060)
Transfer of capitalized assets to South Kent joint venture	—	49,275
Non-cash distribution to Pattern Development	—	(3,283)
Non-cash deemed dividends on Class B convertible common stock	7,457	—

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

Initial Public Offering and Contribution Transactions

On October 2, 2013, Pattern Energy issued 16,000,000 shares of Class A common stock in an initial public offering (“IPO”) generating net proceeds of approximately $317.0 million. Concurrent with the IPO, Pattern Energy issued 19,445,000 shares of Class A common stock and 15,555,000 shares of Class B common stock to Pattern Development and utilized approximately $232.6 million of the net proceeds of the IPO as a portion of the consideration to Pattern Development for certain entities and assets contributed to Pattern Energy (“Contribution Transactions”) consisting of interests in eight wind power projects, including six projects in operation (Gulf Wind, Hatchet Ridge, St. Joseph, Spring Valley, Santa Isabel and Ocotillo), and two projects under construction (El Arrayán and South Kent). In accordance with ASC 805-50-30-5, Transactions between Entities under Common Control , Pattern Energy recognized the assets and liabilities contributed by Pattern Development at their historical carrying amounts at the date of the Contribution Transactions. On October 8, 2013, Pattern Energy’s underwriters exercised in full their overallotment option to purchase 2,400,000 shares of Class A common stock from Pattern Development, the selling stockholder, pursuant to the overallotment option granted by Pattern Development.

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

Common Stock – As Restated

The Company’s Class B common stock is contingently convertible on a one-to-one basis into the Company’s Class A common stock as of the later of December 31, 2014 or when the South Kent project achieves commercial operations. On March 28, 2014, the South Kent project commenced commercial operations and consequently the contingency on the conversion of the Class B common stock was removed, which resulted in the recognition of a beneficial conversion feature in the Company’s additional paid-in capital account. The beneficial conversion feature represents the intrinsic value of the conversion feature, which is measured as the difference between the fair value of Class B common stock and the fair value of Class A common stock, into which the Class B common stock is convertible, as of October 2, 2013, which is the date of the Company’s initial public offering. The beneficial conversion feature is accreted on a straight-line basis from March 28, 2014 to December 31, 2014 into the Company’s additional paid-in capital account in the Consolidated Statements of Stockholders’ Equity, as there are no available retained earnings.

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

4.	Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets (in thousands):

	June 30, 2014	December 31, 2013
Prepaid expenses	$5,286	$10,132
Sales tax	2,135	50
Interconnection network upgrade receivable	2,502	2,512
Other current assets	990	1,233

Prepaid expenses and other current assets	$10,913	$13,927

5.	Property, Plant and Equipment

The following presents the categories within property, plant and equipment (in thousands):

	June 30, 2014	December 31, 2013
Operating wind farms	$2,325,025	$1,652,119
Furniture, fixtures and equipment	3,973	3,785
Land	83	16

Subtotal	2,329,081	1,655,920
Less: accumulated depreciation	(223,144)	(179,778)

Property, plant and equipment, net	$2,105,937	$1,476,142

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

On June 25, 2014, the Company increased its total ownership interest in El Arrayán to 70%. See Note 3, Acquisitions , for disclosure on the acquisition of El Arrayán. As such, the Company has consolidated the operations of El Arrayán as of the acquisition date and is no longer accounting for this investment under the equity method of accounting.

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

15.	Earnings (Loss) per Share – As Restated

The Company computes basic earnings (loss) per share (“EPS”) for Class A and Class B common stock using the two-class method. The Company computes diluted EPS for Class A and Class B common stock using either the two-class method or the if-converted method, whichever is more dilutive. The rights, including voting and liquidation rights, of the holders of the Class A and Class B common stock are identical, except with respect to dividends, as the Class B common stock is not entitled to dividends.

Basic EPS is computed for each class of common stock by allocating net income attributable to controlling interest to Class A common stock for dividends declared or accumulated during the current period that must be paid for the current period, and to Class B common stock for deemed dividends representing accretion from the beneficial conversion feature. Net loss attributable to common stockholders is allocated to Class A and Class B common stock proportionally, as if all of the losses for the period had been distributed. Net income attributable to common stockholders is allocated only to Class A common stock because Class B common stock is not entitled to receive distributions.

Diluted EPS is computed by dividing net income attributable to controlling interest by the weighted-average number of common shares and potentially dilutive common shares outstanding, for each respective class of common stock. Potentially dilutive common stock includes the dilutive effect of the common stock underlying in-the-money stock options and is calculated based on the average share price for each period using the treasury stock method. Potentially dilutive common stock also reflects the dilutive effect of unvested restricted stock awards and Class B common stock.

For the three and six months ended June 30, 2014, 15,555,000 shares of Class B common stock and 328,357 stock options and restricted stock awards, respectively, were excluded from the calculations of diluted Class A earnings (loss) per share as their impact would have been antidilutive.

Class B common stock is contingently convertible to Class A common stock on a one-to-one basis on the later of December 31, 2014 or commencement of commercial operations of the South Kent wind project. The computation of diluted EPS of Class A common stock would include the impact of the conversion of Class B common stock, if dilutive for Class A common stock, using either the if-converted method or the two-class method, whichever is more dilutive, once the contingency surrounding the conversion has been met. On March 28, 2014, commercial operations commenced at the South Kent wind project and, as a result, the outstanding Class B common stock will be converted to Class A common stock on December 31, 2014.

In connection with the preparation of the consolidated financial statements for the quarter ended September 30, 2014, the Company identified errors in the computation and disclosure of basic and diluted earnings per share for both Class A and Class B common stock for the three and six months ended June 30, 2014. The initial calculations did not correctly consider the recognition and accretion of a deemed dividend associated with a beneficial conversion feature of the Class B common stock as a result of the commencement of commercial operations at the Company’s South Kent project on March 28, 2014.

The computations for basic and diluted earnings (loss) per share as previously reported and as restated are as follows:

	As Previously Reported		As Restated
	Three months ended June 30, 2014	Six months ended June 30, 2014	Three months ended June 30, 2014	Six months ended June 30, 2014
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) attributable to controlling interest	$11,199	$(3,690)	$11,199	$(3,690)
Less: cash dividends declared on Class A common shares	(14,981)	(26,138)	(14,981)	(26,138)
Less: deemed dividends on Class B common shares*	—	—	(7,457)	(7,457)

Net loss attributable to common stockholders	$(3,782)	$(29,828)	$(11,239)	$(37,285)
Denominator for earnings (loss) per share:
Weighted average number of shares:
Class A common stock - basic	41,174,697	38,331,595	41,174,697	38,331,595
Add dilutive effect of:
Stock options	107,979	100,814	107,979	100,814
Restricted stock awards	227,543	227,543	227,543	227,543
Class B common stock	15,555,000	15,555,000	15,555,000	15,555,000

Class A common stock - diluted	57,065,219	54,214,953	57,065,219	54,214,953
Class B common stock - basic and diluted	15,555,000	15,555,000	15,555,000	15,555,000
Calculation of basic and diluted earnings (loss) per share:
Class A common stock:
Dividends	$0.36	$0.68	$0.36	$0.68
Undistributed loss	(0.07)	(0.55)	(0.20)	(0.69)

Basic earnings (loss) per share	$0.30	$0.13	$0.17	$(0.01)

Class A common stock:

Diluted earnings (loss) per share	$0.20	$(0.07)	$0.16	$(0.07)

Class B common stock:
Deemed dividends*	$—	$—	$0.48	$0.48
Undistributed loss	$(0.07)	(0.55)	(0.20)	(0.69)

Basic and diluted earnings (loss) per share	$(0.07)	$(0.55)	$0.28	$(0.21)

Cash dividends declared per Class A common share*	$—	$—	$0.32	$0.63

Deemed dividends per Class B common share*	$—	$—	$0.48	$0.48

*	Line items not previously reported.

16.	Geographic Information

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 and our unaudited consolidated financial statements for the three and six months ended June 30, 2014 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q/A. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern Energy” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries.

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

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development- Owned (4)
Gulf Wind	Operational	Texas	2008	2009	Hedge	283	76
K2	In construction	Ontario	2014	2015	PPA	270	90
Armow	Ready for financing	Ontario	2014	2015	PPA	180	90
Meikle	Ready for financing	British Columbia	2015	2016	PPA	185	185
Logan’s Gap	Ready for financing	Texas	2014	2015	PPA	200	160

						1,118	601

(1)	Represents date of actual or anticipated commencement of construction.
(2)	Represents date of actual or anticipated commencement of commercial operations.
(3)	Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of wind and other conditions, a project or a turbine will not operate at its rated capacity at all times and the amount of electricity generated will be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors discussed elsewhere in this Form 10-Q/A.
(4)	Pattern Development-owned capacity represents the maximum, or rated, electricity generating capacity of the project multiplied by Pattern Development’s percentage ownership interest in the distributable cash flow of the project.

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
Plus , proportionate share from equity accounted investments:
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

Class B Common Stock Beneficial Conversion Feature

Our Class B common stock is contingently convertible on a one-to-one basis into our Class A common stock as of the later of December 31, 2014 or when the South Kent project achieves commercial operations. On March 28, 2014, the South Kent project commenced commercial operations and consequently the contingency on the conversion of the Class B common stock was removed, which resulted in the recognition of a beneficial conversion feature in our additional paid-in capital account. The beneficial conversion feature represents the intrinsic value of the conversion feature, which is measured as the difference between the fair value of Class B common stock and the fair value of Class A common stock, into which the Class B common stock is convertible, as of October 2, 2013, which is the date of our initial public offering. The beneficial conversion feature is accreted on a straight-line basis as a deemed dividend from March 28, 2014 to December 31, 2014 into our additional paid-in capital account in the Consolidated Statements of Stockholders’ Equity, as there are no available retained earnings.

The deemed dividend represents non-cash accretion of the beneficial conversion feature on Class B common stock. The holders of Class B common stock are not entitled to receive dividends at any time, and are not entitled to any other form of preferred return over the returns available to the holders of Class A common stock, and therefore, the deemed dividend does not represent a current or future distribution of our earnings.

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

Other expense . Other expense for the three months ended June 30, 2014 was $8.1 million compared to other income of $13.0 million for the three months ended June 30, 2013. The decrease of $21.1 million in other expense during 2014 as compared to 2013 was primarily attributable to a $11.1 million increase in unrealized loss on interest rate derivatives at the Ocotillo project. In addition, we had a $17.1 million increase in equity in losses in unconsolidated investments which was primarily related to unrealized loss on interest rate derivatives on the unconsolidated investee’s financial statements. A decrease in the forward interest rate curve during the three months ended June 30, 2014 increased both of these unrealized losses. Offsetting these increased losses is a $7.3 million increase in net gain on transactions, principally related to our acquisition of an additional 38.5% interest in our El Arrayán project.

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

Adjusted EBITDA . Adjusted EBITDA for the three months ended June 30, 2014 was $58.8 million compared to $46.0 million for the same period in the prior year, an increase of $12.8 million. The increase in Adjusted EBITDA during 2014 as compared to 2013 was primarily attributable to the commencement of commercial operation at South Kent in March 2014.

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

Contractual Obligations

We have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013. See also Note 8, Long-term Debt, and Note 17, Commitments and Contingencies , in the consolidated financial statements for additional discussion of contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2014.

Update of Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

Management previously identified and disclosed a material weakness in internal control over financial reporting with respect to design and operation of controls over the methodology used to calculate earnings per share for the three months ended March 31, 2014. In connection with performing controls over financial statement close for the third quarter, management identified an error in the calculation of earnings per share initially reported for the three and six months ended June 30, 2014. Specifically, management did not correctly consider that the commercial operations date of South Kent on March 28, 2014 results in the recognition of a beneficial conversion feature and a deemed distribution to the holders of Class B common stock resulting from accretion of the beneficial conversion feature. As a result, management has determined that a material weakness exists in internal control over financial reporting related to the review and application of technical accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We continue to engage in the implementation of remediation efforts to address the material weakness in controls over the calculation of earnings per share and have begun implementation of additional remediation efforts to address the material weakness in controls over the review and application of technical accounting principles and have taken the following actions:

-	Increased our technical accounting resources;

-	Enhanced the lines of communication between those preparing technical accounting memoranda and those applying the guidance to the calculation of earnings per share and provided additional instruction to our accounting staff on the calculation of earnings per share; and

-	Implemented a new control of tracking forward-looking business changes with accounting implications and communicating these to the appropriate staff.

Management continuously reviews disclosure controls and procedures, and internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business. Management continues to monitor progress in the remediation of the material weaknesses that resulted in our errors in calculating earnings per share.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A dated September 20, 2013 (Registration No. 333-190538)).

3.2*	Amended and Restated Bylaws of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

4.1*	Form of Class A Stock Certificate (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.1*	Purchase and Sale Agreement, dated May 1, 2014, by and among Pattern Energy Group Inc., Pattern Renewables LP and Pattern Energy Group LP (PH1 PSA) (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2014)

31.2*	Certifications of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certifications of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Certifications of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1****	The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2014 and 2013; (iv) Unaudited Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2014; (v) Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements

*	Previously filed with the Original Form 10-Q.
**	Filed herewith.
***	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.
****	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act and are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pattern Energy Group Inc.

Dated: October 30, 2014	By	/s/ Michael M. Garland
Michael M. Garland
President and Chief Executive Officer