Form 10-Q
period 2014-09-30
Pattern Energy Group Inc.
filed 2014-10-31
CIK 1561660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

As of October 27, 2014, there were 46,530,876 shares of Class A common stock outstanding, $0.01 par value, and 15,555,000 shares of Class B common stock outstanding, $0.01 par value.

PATTERN ENERGY GROUP INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part II, “Item 1A. Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended by the Form 10-K/A (Amendment No. 1) for the year ended December 31, 2013, the “Annual Report on Form 10-K for the year ended December 31, 2013”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pattern Energy Group Inc.

Consolidated Balance Sheets

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$230,658	$103,569
Trade receivables	31,782	20,951
Related party receivable	345	167
Reimbursable interconnection costs	38	1,455
Derivative assets, current	13,918	13,937
Current deferred tax assets	573	573
Prepaid expenses and other current assets	17,985	13,927

Total current assets	295,299	154,579

Restricted cash	36,913	32,636
Property, plant and equipment, net of accumulated depreciation of $248,718 and $179,778 as of September 30, 2014 and December 31, 2013, respectively	2,072,449	1,476,142
Unconsolidated investments	40,626	107,055
Derivative assets	55,814	82,167
Deferred financing costs, net of accumulated amortization of $20,399 and $16,225 as of September 30, 2014 and December 31, 2013, respectively	32,178	35,792
Net deferred tax assets	6,969	2,017
Other assets	13,092	13,243

Total assets	$2,553,340	$1,903,631

Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities	$22,835	$15,550
Accrued construction costs	6,569	3,204
Related party payable	468	1,245
Accrued interest	1,350	495
Dividend payable	15,394	11,103
Derivative liabilities, current	17,612	16,171
Current portion of long-term debt	61,004	48,851

Total current liabilities	125,232	96,619

Long-term debt	1,349,079	1,200,367
Derivative liabilities	9,611	7,439
Asset retirement obligations	26,668	20,834
Net deferred tax liabilities	18,568	9,930
Other long-term liabilities	5,898	438

Total liabilities	1,535,056	1,335,627

Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 46,530,876 and 35,531,720 shares issued as of September 30, 2014 and December 31, 2013, respectively; 46,518,162 and 35,530,786 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	465	355
Class B common stock, $0.01 par value per share: 20,000,000 shares authorized; 15,555,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	156	156
Additional paid-in capital	738,290	489,412
Accumulated loss	(24,234)	(13,336)
Accumulated other comprehensive loss	(30,367)	(8,353)
Treasury stock, at cost; 12,714 and 934 shares of Class A common stock as of September 30, 2014 and December 31, 2013, respectively	(404)	(24)

Total equity before noncontrolling interest	683,906	468,210
Noncontrolling interest	334,378	99,794

Total equity	1,018,284	568,004

Total liabilities and equity	$2,553,340	$1,903,631

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Operations

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Electricity sales	$64,251	$37,950	$184,175	$130,533
Energy derivative settlements	2,591	2,656	9,309	12,873
Unrealized gain (loss) on energy derivative	3,139	6,659	(11,143)	(5,222)
Related party revenue	868	202	2,330	465
Other revenue	670	9,790	1,404	21,157

Total revenue	71,519	57,257	186,075	159,806

Cost of revenue:
Project expense	23,835	14,592	56,609	42,061
Depreciation and accretion	30,015	21,194	72,476	61,758

Total cost of revenue	53,850	35,786	129,085	103,819

Gross profit	17,669	21,471	56,990	55,987

Operating expenses:
General and administrative	5,772	214	15,963	563
Related party general and administrative	1,492	3,607	4,155	8,968

Total operating expenses	7,264	3,821	20,118	9,531

Operating income	10,405	17,650	36,872	46,456

Other income (expense):
Interest expense	(17,999)	(14,695)	(48,427)	(48,169)
Equity in (losses) earnings in unconsolidated investments	(5,002)	1,845	(21,238)	5,188
Interest rate derivative settlements	(1,030)	(1,059)	(3,082)	(1,059)
Unrealized gain (loss) on derivatives	66	776	(6,599)	10,909
Related party income	664	—	1,736	—
Net (loss) gain on transactions	(68)	—	14,469	7,200
Other income, net	145	321	751	2,123

Total other expense	(23,224)	(12,812)	(62,390)	(23,808)

Net (loss) income before income tax	(12,819)	4,838	(25,518)	22,648
Tax (benefit) provision	(3,538)	595	(1,505)	(6,799)

Net (loss) income	(9,281)	4,243	(24,013)	29,447
Net (loss) income attributable to noncontrolling interest	(2,073)	3,248	(13,115)	(690)

Net (loss) income attributable to controlling interest	$(7,208)	$995	$(10,898)	$30,137

Cash dividends declared on Class A common shares	(15,258)		(41,395)
Deemed dividends on Class B common shares	(7,222)		(14,679)

Net loss attributable to common stockholders	$(29,688)		$(66,972)

Weighted average number of shares:
Class A common stock - Basic	40,980,989		38,342,998
Class A common stock - Diluted	56,860,637		54,201,701

Class B common stock - Basic and diluted	15,555,000		15,555,000

Earnings (loss) per share
Class A common stock:
Basic loss per share	$(0.15)		$(0.16)

Diluted loss per share	$(0.15)		$(0.20)

Class B common stock:
Basic and diluted loss per share	$(0.06)		$(0.30)

Cash dividends declared per Class A common share	$0.33		$0.96

Deemed dividends per Class B common share	$0.46		$0.94

2013 pro forma information:
Unaudited pro forma net income after tax:
Net income before income tax				$22,648
Pro forma tax benefit				(2,232)

Pro forma net income				$24,880

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Comprehensive Loss

(In thousands of U.S. Dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(9,281)	$4,243	$(24,013)	$29,447

Other comprehensive (loss) income:
Foreign currency translation, net of tax impact of $0, $0, $0 and $0, respectively	(5,706)	2,377	(6,575)	(4,950)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $1, $0, $30 and $0, respectively	5,356	5,220	444	36,166
Reclassifications to net loss, net of tax impact of $169, $0, $169 and $0, respectively	(3,658)	(3,321)	(10,215)	(8,680)

Total change in effective portion of change in fair market value of derivatives	1,698	1,899	(9,771)	27,486
Proportionate share of equity investee’s other comprehensive (loss) income activity, net of tax benefit (provision) of $109, ($13), $1,914 and ($347), respectively	(275)	55	(4,558)	1,656

Total other comprehensive (loss) income, net of tax	(4,283)	4,331	(20,904)	24,192

Comprehensive (loss) income	(13,564)	8,574	(44,917)	53,639

Less comprehensive (loss) income attributable to noncontrolling interest:
Net (loss) income attributable to noncontrolling interest	(2,073)	3,248	(13,115)	(690)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $9, $0, $9 and $0, respectively	2,248	467	3,785	4,991
Reclassifications to net loss, net of tax impact of $50, $0, $50 and $0, respectively	(959)	(484)	(2,675)	(1,432)

Total change in effective portion of change in fair market value of derivatives	1,289	(17)	1,110	3,559

Comprehensive (loss) income attributable to noncontrolling interest	(784)	3,231	(12,005)	2,869

Comprehensive (loss) income attributable to controlling interest	$(12,780)	$5,343	$(32,912)	$50,770

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	Controlling Interest									Noncontrolling Interest
								Accumulated				Accumulated
	Class A		Class B		Additional		Accumulated	Other			Accumulated	Other
	Common Stock		Common Stock		Paid-in		Income	Comprehensive			Income	Comprehensive		Total
	Shares	Amount	Shares	Amount	Capital	Capital	(Deficit)	Income (Loss)	Total	Capital	(Deficit)	Income (Loss)	Total	Equity
Balances at January 1, 2013	100	$—	—	$—	$1	$545,471	$2,903	$(34,264)	$514,111	$74,177	$12,366	$(11,242)	$75,301	$589,412

Contribution	—	—	—	—	—	32,677	—	—	32,677	—	—	—	—	32,677
Distribution	—	—	—	—	—	(104,634)	—	—	(104,634)	(1,426)	—	—	(1,426)	(106,060)
Additional paid-in capital	—	—	—	—	2	—	—	—	2				—	2
Net income (loss)	—	—	—	—	—	—	30,295	—	30,295	—	(690)	—	(690)	29,605
Other comprehensive income, net of tax	—	—	—	—	—	—	—	20,633	20,633	—	—	3,559	3,559	24,192

Balances at October 1, 2013	100	—	—	—	3	473,514	33,198	(13,631)	493,084	72,751	11,676	(7,683)	76,744	569,828

Interest in Gulf Wind retained by Pattern Development	—	—	—	—	—	(18,332)	(13,122)	2,870	(28,584)	18,332	13,122	(2,870)	28,584	—
Assumption of liabilities related to Contribution Transactions	—	—	—	—	—	(4,207)	—	—	(4,207)	—	—	—	—	(4,207)
Issuance of common stock for Contribution Transactions	19,445,000	194	15,555,000	156	470,701	(450,975)	(20,076)	—	—	—	—	—	—	—
Deemed distribution for Contribution Transactions	—	—	—	—	(232,640)	—	—	—	(232,640)				—	(232,640)
Issuance of Class A common stock related to the IPO, net of issuance costs	16,000,000	160	—	—	316,882	—	—	—	317,042	—	—	—	—	317,042
Issuance of Class A restricted common stock	83,183	1	—	—	155	—	—	—	156	—	—	—	—	156

Issuance of Class A common stock	3,437	—	—	—	93	—	—	—	93		—	—	—	93
Repurchase of shares for employee tax withholding	(934)	—	—	—	(24)	—	—	—	(24)	—	—	—	—	(24)
Stock-based compensation	—	—	—	—	263	—	—	—	263	—	—	—	—	263
Dividends declared on Class A common stock	—	—	—	—	(11,103)	—	—	—	(11,103)	—	—	—	—	(11,103)
Acquisition from Pattern Development	—	—	—	—	(54,942)	—	—	(2,910)	(57,852)	—	—	—	—	(57,852)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(866)	—	—	(866)	(866)
Net loss	—	—	—	—	—	—	(13,336)	—	(13,336)	—	(6,197)	—	(6,197)	(19,533)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,318	5,318	—	—	1,529	1,529	6,847

Balances at December 31, 2013	35,530,786	$355	15,555,000	$156	$489,388	$—	$(13,336)	$(8,353)	$468,210	$90,217	$18,601	$(9,024)	$99,794	$568,004

Issuance of Class A common stock related to the public offering, net of issuance costs	10,810,810	108	—	—	286,711	—	—	—	286,819	—	—	—	—	286,819
Issuance of Class A restricted common stock	175,915	2	—	—	2,669	—	—	—	2,671	—	—	—	—	2,671
Issuance of Class A common stock upon exercise of stock options	12,431	—	—	—	273	—	—	—	273	—	—	—	—	273
Repurchase of shares for employee tax withholding	(11,780)	—	—	—	(380)	—	—	—	(380)	—	—	—	—	(380)
Stock-based compensation	—	—	—	—	457	—	—	—	457	—	—	—	—	457
Refund of issuance costs related to the IPO	—	—	—	—	163	—	—	—	163	—	—	—	—	163

Dividends declared on Class A common stock	—	—	—	—	(41,395)	—	—	—	(41,395)	—	—	—	—	(41,395)
Recognition of beneficial conversion feature on Class B convertible common stock	—	—	—	—	(21,901)	—	—	—	(21,901)	—	—	—	—	(21,901)
Adjustment to paid-in capital for beneficial conversion feature recognition	—	—	—	—	21,901	—	—	—	21,901	—	—	—	—	21,901
Accretion of the Class B beneficial conversion feature	—	—	—	—	14,679	—	—	—	14,679	—	—	—	—	14,679
Deemed dividends on Class B convertible common stock	—	—	—	—	(14,679)	—	—	—	(14,679)	—	—	—	—	(14,679)
Sale of Class A membership interests in Panhandle 1	—	—	—	—	—	—	—	—	—	210,250	—	—	210,250	210,250
Acquisition of AEI ownership in El Arrayan	—	—	—	—	—	—	—	—	—	35,259	—	—	35,259	35,259
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	2,550	—	—	2,550	2,550
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,470)	—	—	(1,470)	(1,470)
Net loss	—	—	—	—	—	—	(10,898)	—	(10,898)	—	(13,115)	—	(13,115)	(24,013)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	—	(22,014)	(22,014)	—	—	1,110	1,110	(20,904)

Balances at September 30, 2014	46,518,162	$465	15,555,000	$156	$737,886	$—	$(24,234)	$(30,367)	$683,906	$336,806	$5,486	$(7,914)	$334,378	$1,018,284

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. Dollars)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities
Net (loss) income	$(24,013)	$29,447
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and accretion	72,476	61,758
Amortization of financing costs	4,246	5,428
Unrealized loss (gain) on derivatives	17,742	(5,687)
Stock-based compensation	3,128	—
Net gain on transactions	(16,526)	(7,200)
Deferred taxes	(1,505)	(6,801)
Equity in losses (earnings) in unconsolidated investments	21,238	(5,188)
Changes in operating assets and liabilities:
Trade receivables	(5,255)	(7,935)
Prepaid expenses and other current assets	13,139	(3,393)
Other assets (non-current)	(503)	(358)
Accounts payable and other accrued liabilities	1,514	4,862
Related party receivable/payable	(1,017)	(291)
Income taxes payable	128	—
Accrued interest payable	(917)	857
Long-term liabilities	25	2,896

Net cash provided by operating activities	83,900	68,395

Investing activities
Receipt of ITC Cash Grant	—	173,446
Cash paid for acquisitions, net of cash acquired	(167,585)	—
Proceeds from sale of investments	—	14,254
Decrease in restricted cash	23,861	63,732
Increase in restricted cash	(10,406)	(80,567)
Capital expenditures	(18,615)	(120,965)
Deferred development costs	—	(528)
Distribution from unconsolidated investments	17,104	10,463
Contribution to unconsolidated investments	(2,320)	(8,737)
Reimbursable interconnection receivable	1,418	49,715
Other assets (non-current)	2,472	1,740

Net cash (used in) provided by investing activities	(154,071)	102,553

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. Dollars)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Financing activities
Proceeds from public offering, net of expenses	$287,107	$—
Repurchase of shares for employee tax withholding	(380)	—
Dividends paid	(37,104)	—
Capital contributions - Pattern Development	—	32,679
Capital contributions - noncontrolling interest	2,550	—
Capital distributions - Pattern Development	—	(98,886)
Capital distributions - noncontrolling interest	(1,470)	(1,426)
Decrease in restricted cash	13,508	116,654
Increase in restricted cash	(13,508)	(126,475)
Payment for deferred financing costs	(603)	(294)
Proceeds from revolving credit facility	—	56,000
Repayment of short-term debt	(14,840)	—
Proceeds from short-term debt	1,087	—
Repayment of long-term debt	(38,245)	(41,283)
Proceeds from long-term debt	—	138,620
Repayment of construction and grant loans	—	(114,056)

Net cash provided by (used in) financing activities	198,102	(38,467)

Effect of exchange rate changes on cash and cash equivalents	(842)	(966)

Net change in cash and cash equivalents	127,089	131,515
Cash and cash equivalents at beginning of period	103,569	17,574

Cash and cash equivalents at end of period	$230,658	$149,089

Supplemental disclosure
Cash payments for interest and commitment fees	$42,084	$45,178
Acquired PP&E for El Arrayán and Panhandle 1	674,743	—
Schedule of non-cash activities
Change in fair value of interest rate swaps	(18,541)	38,266
Change in fair value of contingent liabilities	—	8,001
Amortization of deferred financing costs	—	175
Capitalized interest	2,320	3,230
Capitalized commitment fee	—	39
Change in property, plant and equipment	(97,051)	(160,021)
Transfer of capitalized assets to South Kent joint venture	—	49,275
Non-cash distribution to Pattern Development	—	(5,748)
Non-cash deemed dividends on Class B convertible common stock	14,679	—

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

May 2014 Public Offering

On May 14, 2014, the Company completed an underwritten public offering of its Class A common stock. In total, 21,117,171 shares of its Class A common stock were sold. Of this amount, the Company sold 10,810,810 shares of Class A common stock and Pattern Development, the selling stockholder, sold 10,306,361 shares of Class A common stock, including 2,754,413 shares upon exercise in full of the underwriters’ overallotment option. Net proceeds generated for the Company were approximately $288.7 million before deduction of transaction expenses, which we estimate to be approximately $1.9 million. The Company did not receive any proceeds from the sale of the shares sold by Pattern Development.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position at September 30, 2014, the results of operations, comprehensive income (loss), and cash flows for the three and nine months ended September 30, 2014 and 2013, respectively. The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.	Summary of Significant Accounting Policies

As of September 30, 2014, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Unaudited Pro Forma Income Tax

In order to present the tax effect of the Contribution Transactions, the Company has presented a pro forma income tax provision, for the nine months ended September 30, 2013, as if the Contribution Transactions occurred effective January 1, 2012 and as if the Company were under control of a Subchapter C-Corporation for U.S. federal income tax purposes.

Noncontrolling Interests

Noncontrolling interests represent the portion of the Company’s net (loss) income, net assets and comprehensive (loss) income that is not allocable to the Company and is calculated based on ownership percentage using the equity method of accounting.

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

The following table presents the noncontrolling interest balances, reported in stockholders’ equity in the consolidated balance sheets by project as of September 30, 2014 and December 31, 2013 (in thousands):

			Noncontrolling Ownership Percentage
	September 30,	December 31,	September 30,	December 31,
Project	2014	2013	2014	2013
Gulf Wind	$89,139	$99,794	60%	60%
El Arrayan	37,262	—	30%	N/A
Panhandle 1	207,977	—	21%	N/A

	$334,378	$99,794

Common Stock

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables, derivative assets and liabilities. The Company places its cash and cash equivalents with high quality institutions.

The Company sells electricity and environmental attributes, including renewable energy credits, primarily to creditworthy utilities and other off-takers under long-term, fixed-priced Power Sale Arrangements (“PPAs”). During the second quarter of 2014, Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Service (“Moody’s”) downgraded the credit rating of the Puerto Rico Electric Power Authority (“PREPA”) to BB from BBB and to Ba3 from Ba2, respectively. During the third quarter of 2014, Moody’s and S&P each twice reduced their credit rating to Caa3 and CCC, respectively. As of September 30, 2014 and October 31, 2014, PREPA was current with respect to payments due under the PPA. The next payment will be due from PREPA under the PPA on approximately November 18, 2014.

The following table presents significant customers who accounted for the following percentages of total revenues during the three and nine months ended September 30, 2014 and 2013, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Manitoba Hydro	10.96%	12.27%	14.24%	15.20%
San Diego Gas & Electric	23.34%	14.44%	26.37%	15.75%
Pacific Gas & Electric Company	9.78%	13.88%	10.81%	13.11%
Electric Reliability Council of Texas	15.17%	11.90%	13.40%	12.32%
NV Energy, Inc.	9.43%	12.18%	10.98%	11.61%
PREPA	10.90%	8.15%	11.04%	8.01%
Pelambres	12.66%	0.00%	4.31%	0.00%

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

Recently Issued Accounting Standards

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-12, “Compensation – Stock Compensation” which requires an entity to treat a performance target that affects vesting that could be achieved after an employee completes the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted either prospectively or retrospectively to all prior periods presented. The Company does not anticipate a material impact on its financial condition, results of operations or cash flows.

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

The Company acquired the assets and operating contracts for Panhandle 1, including assumed liabilities. The identifiable assets acquired and liabilities assumed were recorded at their fair values, which corresponded to the sum of the cash purchase price and the initial balance of the other investors’ noncontrolling interests.

The consolidated fair value of the assets acquired and liabilities assumed in connection with the Panhandle 1 acquisition are as follows (in thousands):

June 30, 2014
Cash and cash equivalents	$1,038
Trade receivables	1,850
Prepaid expenses and other current assets	71
Restricted cash	14,293
Property, plant and equipment	332,953
Accounts payable and other accrued liabilities	(148)
Accrued construction costs	(12,806)
Related party payable	(44)
Asset retirement obligation	(2,557)

Total consideration before non-controlling interest	334,650

Less: tax equity noncontrolling interest contributions	(210,250)

Total consideration after non-controlling interest	$124,400

Current assets, restricted cash, current liabilities, accrued construction costs and related party payable were recorded at carrying value, which is representative of the fair value on the date of acquisition.

Property, plant and equipment were recorded at the cost of construction plus the developer’s profit margin, which represents fair value. The asset retirement obligation was recorded at fair value using a combination of market data, operational data and discounted cash flows and was adjusted by a discount rate factor reflecting then current market conditions.

The accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations and valuations, and the estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date). During the quarter, the Company increased property, plant, and equipment by $1.6 million related to accrued construction costs to reflect the fair value of property, plant, and equipment acquired.

The Company incurred $0.0 million and $0.7 million of transaction-related expense which was recorded in net (loss) gain on transactions in the consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

El Arrayán Acquisition

On June 25, 2014, the Company acquired 100% of the issued and outstanding common stock of AEI El Arrayán Chile SpA (“AEI El Arrayán”), an entity holding a 38.5% indirect interest in El Arrayán, for a total purchase price of $45.3 million, pursuant to the terms of a Stock Purchase Agreement (the “Agreement”). The Company owned a 31.5% indirect interest in El Arrayán prior to acquiring the additional 38.5% interest in order to obtain majority control (70%) of the project, as a part of its growth strategy. El Arrayán is a 115 MW wind power project company that recently completed construction of its wind facility, which is fully operational.

Prior to the acquisition, the Company accounted for the investment under the equity method of accounting. As the Company acquired an additional 38.5% indirect interest in El Arrayán, in accordance with ASC 805 Business Combinations, the acquisition was accounted for as a “business combination achieved in stages”. Accordingly, the Company remeasured the previously held equity interest in El Arrayán and adjusted it to fair value based on the Company’s existing equity interest in the fair value of the underlying assets and liabilities of El Arrayán. The fair value of the Company’s equity interest at the acquisition date was $37.0 million (31.5% of implied equity value of $117.5 million per below). The difference between the fair value of the Company’s ownership in El Arrayán and the Company’s carrying value of its investment of $19.1 million resulted in a gain of $0 and $17.9 million recorded in net (loss) gain on transactions in the consolidated statements of operations for the three and nine months ended September 30, 2014. The Company recognized additional deferred tax liability due to differences in accounting and tax bases resulting from the Company’s existing ownership interest in El Arrayán, which has been included in the consolidated statements of operations. The Company now holds a 70% controlling interest in the wind project and consolidates the accounts of El Arrayán.

The Company acquired the assets and operating contracts for AEI El Arrayán, including assumed liabilities. The identifiable assets acquired and liabilities assumed were recorded at their fair values.

The consolidated fair value of the assets acquired and liabilities assumed in connection with the AEI El Arrayán acquisition are as follows (in thousands):

Consolidated interest June 25, 2014
Cash and cash equivalents	$713
Trade receivables	3,829
Related party receivable	56
VAT receivable	17,031
Prepaid expenses and other current assets	174
Restricted cash	10,392
Property, plant and equipment	341,790
Intangible assets	1,121
Deferred tax assets	5,455
Accounts payable and other accrued liabilities	(6,830)
Accrued construction costs	(9,868)
Related party payable	(56)
Derivative liabilities, current	(1,942)
Current portion of long-term debt	(705)
Short-term debt	(15,881)
Accrued interest	(2,592)
Long-term debt	(209,295)
Derivative liabilities, non-current	(501)
Asset retirement obligation	(2,354)
Deferred tax liabilities	(13,001)

Total consideration	117,536

Less: non-controlling interest	(35,260)

Controlling interest	$82,276

Current assets, restricted cash, deferred tax assets, current liabilities, accrued construction costs, debt, accrued interest and deferred tax liabilities were recorded at carrying value, which is representative of the fair value on the date of acquisition. Derivative liabilities were recorded at fair value.

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

The accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations and valuations, and the estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not finalized relate to the fair value of debt for which the Company is accumulating and analyzing additional market information and the fair value of property, plant and equipment for which the Company is finalizing inputs, assumptions and methodologies. During the quarter, the Company increased property, plant, and equipment by $2.0 million related to accrued construction costs and accrued interest of $1.5 million and $0.5 million, respectively, to reflect the fair value of property, plant, and equipment acquired.

The Company incurred $0.0 million and $0.4 million of transaction-related expenses which were recorded in net (loss) gain on transaction expenses in the consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

Supplemental pro forma data (unaudited)

The unaudited pro forma statement of operations data below gives effect to the Panhandle 1 and AEI El Arrayán acquisitions as if both had occurred on January 1, 2013. The 2014 pro forma net loss was adjusted to exclude nonrecurring transaction related expenses of $1.1 million and a nonrecurring $17.9 million gain on El Arrayán. The unaudited pro forma data is presented for illustrative purposes only and is not intended to be indicative of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2013. The unaudited pro forma data should not be considered representative of the Company’s future financial condition or results of operations.

	Three months ended September 30,		Nine months ended September 30,
Unaudited pro forma data (in thousands)	2014	2013	2014	2013
Pro forma total revenue	$71,519	$57,257	$188,489	$159,806
Pro forma total expenses	80,993	53,241	233,999	130,737

Pro forma net (loss) income	(9,474)	4,016	(45,510)	29,069
Less: pro forma net income (loss) attributable to noncontrolling interest	(2,120)	3,189	(13,614)	(885)

Pro forma net (loss) income attributable to controlling interest	$(7,354)	$827	$(31,896)	$29,954

Prior to the acquisition of AEI El Arrayan, net loss was recorded in equity in earnings on unconsolidated investments in the consolidated statement of operations. From January 1, 2014 to June 25, 2014, the Company recorded net loss of $0.4 million in equity in earnings on unconsolidated investments related to El Arrayán.

The following table presents the amounts included in the Consolidated Statements of Operations for Panhandle 1 and El Arrayán since their respective dates of acquisition.

Unaudited data (in thousands)	Three months ended September 30, 2014	Nine months ended September 30, 2014
Total revenue	$13,516	$13,355
Total expenses	17,196	17,416

Net loss	(3,680)	(4,061)
Less: net loss attributable to noncontrolling interest	(2,666)	(2,785)

Net loss attributable to controlling interest	$(1,014)	$(1,276)

4.	Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets (in thousands):

	September 30, 2014	December 31, 2013
Prepaid expenses	$12,999	$10,132
Sales tax	2,064	50
Interconnection network upgrade receivable	1,934	2,512
Other current assets	988	1,233

Prepaid expenses and other current assets	$17,985	$13,927

5.	Property, Plant and Equipment

The following presents the categories within property, plant and equipment (in thousands):

	September 30, 2014	December 31, 2013
Operating wind farms	$2,316,948	$1,652,119
Furniture, fixtures and equipment	4,136	3,785
Land	83	16

Subtotal	2,321,167	1,655,920
Less: accumulated depreciation	(248,718)	(179,778)

Property, plant and equipment, net	$2,072,449	$1,476,142

The Company recorded depreciation expense related to property, plant and equipment of $29.6 million and $71.4 million for the three months and nine months ended September 30, 2014, respectively, and recorded $20.9 million and $60.9 million of depreciation expense for the same periods in the prior year.

In June 2013, the Company received $115.9 million and $57.6 million for Ocotillo and Santa Isabel, respectively, under a cash grant in lieu of investment tax credit (“Cash Grant”) from the U.S. Department of the Treasury. The Company recorded the cash proceeds as a reduction of the carrying amount of the related wind farm assets which resulted in the assets being recorded at lower amounts.

The Cash Grants received for Ocotillo, Santa Isabel and Spring Valley reduced depreciation expense recorded in the consolidated statements of operations by approximately $3.2 million and $9.5 million for the three and nine months ended September 30, 2014, respectively, and reduced depreciation expense by $3.2 million and $9.8 million for the same periods in the prior year.

6.	Unconsolidated Investments

The following presents projects that are accounted for under the equity method of accounting (in thousands):

			Percentage of Ownership
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
South Kent	$24,600	$59,488	50.0%	50.0%
El Arrayán	—	21,103	N/A	31.5%
Grand	16,026	26,464	45.0%	45.0%

Unconsolidated investments	$40,626	$107,055

On June 25, 2014, the Company increased its total ownership interest in El Arrayán to 70%. See Note 3, Acquisitions, for disclosure on the acquisition of El Arrayán. As such, the Company has consolidated the operations of El Arrayán as of the acquisition date and is no longer accounting for this investment under the equity method of accounting.

The following summarizes the aggregated operating results of the unconsolidated joint ventures for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$16,820	$—	$45,516	$—
Other (income) expense	27,025	(3,485)	89,347	(10,272)

Net loss	$(10,205)	$3,485	$(43,831)	$10,272

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

Significant Subsidiary – South Kent

The following table presents summarized statements of operations information as required for significant equity method investees, pursuant to Regulation S-X Rule 10-01(b)(1):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$16,820	$—	$43,695	$—

Operating expenses
Assets operation	2,074	—	4,315	—
General and administrative expenses	1,349	93	2,812	987
Depreciation, amortization	8,622	10	17,452	22

Operating income (loss)	4,775	(103)	19,116	(1,009)
Unrealized (loss) gain on derivatives	(4,039)	4,014	(33,466)	12,265
Other expense	(8,082)	(176)	(17,880)	(333)

Net (loss) income	$(7,346)	$3,735	$(32,230)	$10,923

Grand

The Company is a noncontrolling investor in a joint venture established to develop, construct, and own a wind power project located in Ontario, Canada. The project has a 20-year PPA and commenced construction in September 2013.

7.	Accounts Payable and Other Accrued Liabilities

The following table presents the components of accounts payable and other accrued liabilities (in thousands):

	September 30, 2014	December 31, 2013
Accounts payable	$109	$168
Other accrued liabilities	9,999	7,282
Warranty settlement payments	972	2,187
Payroll liabilities	4,031	2,162
Property tax payable	4,865	3,490
Sales tax payable	2,859	261

Accounts payable and other accrued liabilities	$22,835	$15,550

8.	Long-term Debt

The Company’s long-term debt, which consists of limited recourse or nonrecourse indebtedness, is presented below (in thousands):

			Interest Rate as of
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	Interest Type	Maturity
Hatchet Ridge term loan	$232,741	$239,865	1.43%	1.43%	Imputed	December 2032
Gulf Wind term loan	156,612	166,448	3.23%	3.23%	Variable	March 2020
St. Joseph term loan	198,572	215,330	5.88%	5.88%	Fixed	May 2031
Spring Valley term loan	169,542	173,110	2.61%	2.63%	Variable	June 2030
Santa Isabel term loan	113,128	115,721	4.57%	4.57%	Fixed	September 2033
El Arrayan commercial term loan	99,665	—	3.08%	N/A	Variable	March 2029
El Arrayan EKF term loan	109,631	—	5.56%	N/A	Fixed	March 2029
Ocotillo commercial term loan	222,392	230,944	2.98%	3.00%	Variable	August 2020
Ocotillo development term loan	107,800	107,800	2.33%	2.35%	Variable	August 2033

	1,410,083	1,249,218
Less: current portion	(61,004)	(48,851)

	$1,349,079	$1,200,367

Interest and commitment fees incurred, and interest expense recorded in the Company’s consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest and commitment fees incurred	$15,938	$14,858	$43,245	$43,584
Capitalized interest, commitment fees, and letter of credit fees	(440)	(2,372)	(2,320)	(3,269)
Letter of credit fees	1,103	852	3,256	2,426
Amortization of financing costs	1,398	1,357	4,246	5,428

Interest expense	$17,999	$14,695	$48,427	$48,169

El Arrayán

In May 2012, El Arrayán entered into a first lien senior secured credit agreement (“El Arrayán Credit Agreement”) which provides up to approximately $225.0 million in borrowings. Borrowings under the El Arrayán Credit Agreement were used to finance the construction of the El Arrayán wind project and are comprised of a commercial tranche of up to $100.0 million and an export credit agency tranche provided by Eksport Kredit Fonden of Denmark (“EKF Tranche”) of up to $110.0 million, and letter of credit facility in an amount of up to $15.0 million. The project commenced commercial operations in June 2014 and the construction loan converted into term loans on August 14, 2014.

The commercial tranche term loan is a LIBOR loan and accrues interest at LIBOR plus 2.75% per annum until the sixth anniversary of closing, 3.00% from the sixth anniversary to the tenth anniversary of closing, 3.25% from the tenth anniversary to the fourteenth anniversary of closing, and 3.50% after the fourteenth anniversary of closing. The EKF Tranche term loan accrues interest at a fixed rate of 5.56% plus a margin of 0.25% from the sixth anniversary to the tenth anniversary of the closing, 0.50% from the tenth anniversary to the fourteenth anniversary of closing, and 0.75% after the fourteenth anniversary of closing.

Value Added Tax (VAT) Facility

In addition to the El Arrayán Credit Agreement, in May 2012, El Arrayán entered into a $20.0 million VAT facility with Corpbanca. Under the VAT facility El Arrayán may borrow funds to pay for VAT payments due from the project. Drawdowns of the VAT facility must be repaid no later than 180 days. The VAT facility has an interest rate of Chilean Interbank Rate plus 1.00% and terminates in 2016. El Arrayán is also required to pay a commitment fee on the undrawn portion of the VAT facility. As of September 30, 2014, the outstanding balance on the VAT facility was $2.0 million.

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

As of September 30, 2014 and December 31, 2013, letters of credit of $47.7 million and $44.8 million, respectively, have been issued and loans of $56.0 million were drawn and repaid during 2013. As of September 30, 2014 and December 31, 2013, there were no outstanding balances on the revolving credit facility.

9.	Asset Retirement Obligations

The Company’s asset retirement obligations represent the estimated cost, at all of its projects, of decommissioning the turbines, removing above-ground installations and restoring the sites at a date that is 20 years from the commencement of commercial operations of the facility.

The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligations as of September 30, 2014 and December 31, 2013 (in thousands):

	Nine months ended September 30, 2014	Twelve months ended December 31, 2013
Beginning asset retirement obligations	$20,834	$19,056
Additions during the period	4,912	767
Foreign currency translation adjustment	(135)	(172)
Accretion expense	1,057	1,183

Ending asset retirement obligations	$26,668	$20,834

10.	Derivative Instruments

The Company employs a variety of derivative instruments to manage its exposure to fluctuations in interest rates and electricity prices. The following tables present the amounts that are recorded in the Company’s financial statements (in thousands):

Undesignated Derivative Instruments Classified as Assets (Liabilities):

			As of		For the period ended
			Fair Market Value		QTD Gain (Loss)	YTD Gain (Loss)
Derivative Type	Quantity	Maturity Dates	Current Portion	Long-Term Portion	Recognized into Income	Recognized into Income
September 30, 2014
Interest rate swaps	6	6/30/2030	$(3,632)	$7,791	$105	$(6,299)
Interest rate cap	1	12/31/2024	—	381	(39)	(300)
Energy derivative	1	4/30/2019	13,918	43,291	3,139	(11,143)

			$10,286	$51,463	$3,205	$(17,742)

December 31, 2013
Interest rate swaps	6	6/30/2030	$(3,899)	$14,358	$4,585	$15,367
Interest rate cap	1	12/31/2024	—	681	107	234
Energy derivative	1	4/30/2019	13,937	54,416	(6,050)	(11,272)

			$10,038	$69,455	$(1,358)	$4,329

September 30, 2013
Interest rate swaps	6	6/30/2030	$(3,931)	$9,805	$731	$10,782
Interest rate cap	1	12/31/2024	—	574	45	127
Energy derivative	1	4/30/2019	15,789	58,614	6,659	(5,222)

			$11,858	$68,993	$7,435	$5,687

Designated Derivative Instruments Classified as Assets (Liabilities):

			As of		For the period ended
			Fair Market Value		QTD Gain (Loss)	YTD Gain (Loss)
Derivative Type	Quantity	Maturity Dates	Current Portion	Long-Term Portion	Recognized in OCI	Recognized in OCI
September 30, 2014
Interest rate swaps	6	6/30/2033	$(2,020)	$4,351	$(434)	$(5,190)
Interest rate swaps	3	3/31/2032	(2,423)	(169)	(4)	(120)
Interest rate swaps	7	3/15/2020	(4,916)	(6,293)	1,870	1,519
Interest rate swaps	2	6/28/2030	(4,621)	(3,149)	266	(5,980)

			$(13,980)	$(5,260)	$1,698	$(9,771)

December 31, 2013
Interest rate swaps	6	6/30/2033	$(2,105)	$9,625	$3,117	$10,434
Interest rate swaps	7	3/15/2020	(5,289)	(7,439)	2,129	9,398
Interest rate swaps	2	6/28/2030	(4,878)	3,087	4,143	17,043

			$(12,272)	$5,273	$9,389	$36,875

September 30, 2013
Interest rate swaps	6	6/30/2033	$(2,106)	$6,509	$810	$7,317
Interest rate swaps	7	3/15/2020	(5,356)	(9,501)	123	7,269
Interest rate swaps	2	6/28/2030	(4,903)	(1,034)	966	12,900

			$(12,365)	$(4,026)	$1,899	$27,486

Gulf Wind

In 2010, Gulf Wind entered into interest rate swaps with each of its lenders to manage exposure to interest rate risk on its long-term debt. The fixed interest rate is set at 6.6% for years two through eight and 7.1% and 7.6% for the last two years of the loan term, respectively. The interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. No ineffectiveness was recorded for the three and nine months ended September 30, 2014 and 2013, respectively. The Company reclassified $1.4 million and $4.1 million related to cash settlements into earnings from accumulated other comprehensive loss during the three and nine months ended September 30, 2014, respectively, and $1.5 million and $4.3 million for the same periods in the prior year.

In 2010, Gulf Wind also entered into an interest rate cap to manage exposure to future interest rates when its long-term debt is expected to be refinanced at the end of the ten-year term. The cap protects the Company if future interest rates exceed approximately 6.0%. The cap has an effective date of March 31, 2020, terminates on December 31, 2024, and has a notional amount of $42.1 million, which reduces quarterly during its term. The cap is a derivative but does not qualify for hedge accounting and has not been designated. The Company recognized a $0.3 million unrealized loss for the nine months ended September 30, 2014 in unrealized gain (loss) on derivatives in the consolidated statements of operations. The Company recognized a $0.1 million unrealized gain for the nine months ended September 30, 2013.

In 2010, Gulf Wind acquired an energy derivative instrument to manage its exposure to variable electricity prices. The energy price swap fixes the price of approximately 58% of its electricity generation through April 2019. The energy derivative instrument is a derivative but did not meet the criteria required to adopt hedge accounting. The energy derivative instrument’s fair value as of September 30, 2014 and December 31, 2013 was $57.2 million and $68.4 million, respectively. Gulf Wind recognized an unrealized gain of $3.1 million, and an unrealized loss of $11.1 million for the three and nine months ended September 30, 2014, respectively, and an unrealized gain of $6.7 million and an unrealized loss of $5.2 million for the same periods in the prior year in unrealized (gain) loss on energy derivative in the consolidated statements of operations.

Spring Valley

In 2011, Spring Valley entered into interest rate swaps with its lenders to manage exposure to interest rate risk on its long-term debt. The interest rate swaps exchange variable interest rate payments for fixed interest rate payments of approximately 5.5% for the first four years of its term debt and increases by 0.25% every four years, thereafter. The interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. No ineffectiveness was recorded for the three and nine months ended September 30, 2014 and 2013, respectively. The Company reclassified $1.3 million and $3.8 million related to cash settlements into earnings from accumulated other comprehensive loss during the three and nine months ended September 30, 2014, respectively, and $1.3 million and $3.8 million for the same periods in the prior year.

Ocotillo

In October 2012, Ocotillo entered into interest rate swaps with its lenders to manage exposure to interest rate risk on its long-term debt. The interest rate swaps exchange variable interest rate payments for fixed interest rate payments of approximately 4.6% and 4.9% for the development bank term loans and the commercial bank term loans, respectively. The fixed interest rate payments of the commercial bank term loan will increase by 0.25% on the fourth anniversary of the closing date. The interest rate swaps for the development bank loans qualify for hedge accounting and were designated as cash flow hedges. No ineffectiveness was recorded for the three and nine months ended September 30, 2014 and 2013, respectively. The Company reclassified $0.6 million and $1.6 million related to cash settlements into earnings from accumulated other comprehensive loss during the three and nine months ended September 30, 2014, respectively. The Company reclassified $0.6 million related to cash settlements into earnings from accumulated other comprehensive loss during the same periods in the prior year. The interest rate swaps for the commercial bank loans are undesignated derivatives that are used to mitigate exposure to variable interest rate debt.

El Arrayán

In May 2012, El Arrayán entered into three interest rate swap agreements with its lenders to manage exposure to interest rate risk on its long term debt. The interest rate swaps exchange variable interest rate payments for fixed interest rate payments of approximately 3.4% for the first two years of its term debt and subsequently increased to 5.8%, and increases by 0.25% on every fourth anniversary of the closing date, thereafter. The interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. No ineffectiveness was recorded for the three and nine months ended September 30, 2014 and 2013, respectively. The Company reclassified $0.5 million and $0.7 million related to cash settlements into earnings from accumulated other comprehensive loss, net of tax impact of $0.2 million, during the three and nine months ended September 30, 2014, respectively.

11.	Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated other comprehensive loss balance by component, net of tax, for the nine months ended September 30, 2014 and 2013 (in thousands):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2013	$(8,463)	$(7,002)	$(1,912)	$(17,377)
Other comprehensive (loss) income before reclassifications	(6,575)	444	(4,558)	(10,689)
Amounts reclassified from accumulated other comprehensive loss	—	(10,215)	—	(10,215)

Net current period other comprehensive loss	(6,575)	(9,771)	(4,558)	(20,904)

Balances at September 30, 2014	$(15,038)	$(16,773)	$(6,470)	$(38,281)

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2012	$(154)	$(43,877)	$(1,475)	$(45,506)
Other comprehensive (loss) income before reclassifications	(4,950)	36,166	1,656	32,872
Amounts reclassified from accumulated other comprehensive loss	—	(8,680)	—	(8,680)

Net current period other comprehensive (loss) income	(4,950)	27,486	1,656	24,192

Balances at September 30, 2013	$(5,104)	$(16,391)	$181	$(21,314)

Amounts reclassified from accumulated other comprehensive loss into income for effective portion of change in fair value of derivatives is recorded to interest expense in the consolidated statements of operations. Amounts reclassified from accumulated other comprehensive loss into income for the Company’s proportionate share of equity investee’s other comprehensive loss is recorded to equity in (losses) earnings in unconsolidated investments in the consolidated statements of operations.

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

The Company’s financial assets and (liabilities) which require fair value measurement on a recurring basis are classified within the fair value hierarchy as follows (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2014
Interest rate swaps	$—	$(15,081)	$—	$(15,081)
Interest rate cap	—	381	—	381
Energy derivative	—	—	57,209	57,209

	$—	$(14,700)	$57,209	$42,509

December 31, 2013
Interest rate swaps	$—	$3,460	$—	$3,460
Interest rate cap	—	681	—	681
Energy derivative	—	—	68,353	68,353

	$—	$4,141	$68,353	$72,494

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

The following table presents a reconciliation of contingent liabilities and the energy derivative contract measured at fair value, in thousands, on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013, respectively. There were no transfers between Level 2 and Level 3 during the periods presented.

	Contingent Liabilities		Energy Derivative
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balances, beginning of period	$—	$(8,001)	$68,353	$79,625
Settlements	—	8,001	(9,309)	(12,873)
Change in fair value, net of settlements	—	—	(1,835)	7,651

Balances, end of period	$—	$—	$57,209	$74,403

The following table presents the carrying amount and fair value, in thousands, and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets as of September 30, 2014 and December 31, 2013, but for which fair value is disclosed.

	As reflected on the balance sheet	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2014
Long-term debt	$1,410,083	$—	$1,461,303	$—	$1,461,303

December 31, 2013
Long-term debt	$1,249,218	$—	$1,165,119	$—	$1,165,119

Long-term debt is presented on the consolidated balance sheets at amortized cost. The fair value of variable interest rate long-term debt is approximated by its carrying cost. The fair value of fixed interest rate long-term debt is estimated based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied, using the net present value of cash flow streams over the term using estimated market rates for similar instruments and remaining terms.

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

Total stock-based compensation expense for the three and nine months ended September 30, 2014 was $1.0 million and $3.1 million, respectively. No such expense was recorded during the three and nine months ended September 30, 2013.

15.	Earnings (Loss) per Share

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

Stock options and restricted stock awards of 324,648 and 303,703 for the three and nine months ended September 30, 2014, respectively, and 15,555,000 shares of Class B common stock for the three months ended September 30, 2014, were excluded from the calculations of diluted Class A earnings (loss) per share as their impact would have been antidilutive.

Class B common stock is contingently convertible to Class A common stock on a one-to-one basis on the later of December 31, 2014 or commencement of commercial operations of the South Kent wind project. The computation of diluted EPS of Class A common stock would include the impact of conversion of the Class B common stock, if dilutive for Class A common stock, using either the if-converted method or the two-class method, whichever is more dilutive, once the contingency surrounding the conversion has been met. On March 28, 2014, commercial operations commenced at the South Kent wind project and, as a result, the outstanding Class B common stock will be converted to Class A common stock on December 31, 2014.

The computations for basic and diluted earnings (loss) per share are as follows:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Numerator for basic and diluted loss per share:
Net loss attributable to controlling interest	$(7,208)	$(10,898)
Less: cash dividends declared on Class A common shares	(15,258)	(41,395)
Less: deemed dividends on Class B common shares	(7,222)	(14,679)

Net loss attributable to common stockholders	$(29,688)	$(66,972)

Denominator for basic and diluted loss per share:
Weighted average number of shares:
Class A common stock - basic	40,980,989	38,342,998
Add dilutive effect of:
Stock options	133,197	112,252
Restricted stock awards	191,451	191,451
Class B common stock	15,555,000	15,555,000

Class A common stock - diluted	56,860,637	54,201,701

Class B common stock - basic and diluted	15,555,000	15,555,000

Calculation of basic and diluted earnings (loss) per share:
Class A common stock:
Dividends	$0.37	$1.08
Undistributed loss	(0.53)	(1.24)

Basic loss per share	$(0.15)	$(0.16)

Class A common stock:
Diluted loss per share	$(0.15)	$(0.20)

Class B common stock:
Deemed dividends	$0.46	$0.94
Undistributed loss	(0.53)	(1.24)

Basic and diluted loss per share	$(0.06)	$(0.30)

Cash dividends declared per Class A common share	$0.33	$0.96

Deemed dividends per Class B common share	$0.46	$0.94

16.	Geographic Information

The table below provides information, by country, about the Company’s combined operations. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located (in thousands):

	Revenue				Property, Plant and Equipment, net
	Three months ended September 30,		Nine months ended September 30,		September 30, 2014	December 31, 2013
	2014	2013	2014	2013
United States	$53,720	$50,054	$144,107	$131,042	$1,489,030	$1,210,319
Canada	9,146	7,203	33,454	28,764	245,996	265,823
Chile	8,653	—	8,514	—	337,423	—

Total	$71,519	$57,257	$186,075	$159,806	$2,072,449	$1,476,142

17.	Commitments and Contingencies

From time to time, the Company has become involved in claims and legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Power Sale Agreements

The Company has various PPAs that terminate from 2025 to 2039. The terms of the PPAs generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the respective PPAs. As of September 30, 2014, under the terms of the PPAs, the Company issued irrevocable letters of credit totaling $57.2 million to ensure its performance for the duration of the PPAs.

Project Finance Agreements

The Company has various project finance agreements that obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of September 30, 2014, the Company issued irrevocable letters of credit totaling $109.6 million, of which $47.7 million was from the Company’s revolving credit facility, to ensure performance under these various project finance agreements.

Land Leases

The Company has entered into various long-term land lease agreements. As of September 30, 2014, total outstanding lease commitments were $105.5 million. During the three and nine months ended September 30, 2014, the Company recorded rent expense of $2.6 million and $6.3 million, respectively, in project expense in the consolidated statements of operations. During the three and nine months ended September 30, 2013, the Company recorded rent expense of $1.4 million and $4.7 million, respectively, in project expense in the consolidated statements of operations.

Service and Maintenance Agreements

The Company has entered into service and maintenance agreements with third party contractors to provide operations and maintenance services, modifications and upgrades for varying periods over the next twelve years. As of September 30, 2014, outstanding commitments with these vendors were $275.2 million, payable over the full term of these agreements.

Purchase Commitments

The Company has entered into various commitments with service providers related to the Company’s projects and operations of its business. Outstanding commitments with these vendors, excluding turbine operations and maintenance commitments were $5.3 million as of September 30, 2014.

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

Turbine Availability Warranties

In 2013, the Company entered into warranty settlements with a turbine manufacturer for blade related wind turbine outages. The warranty settlements provide for total liquidated damage payments of approximately $21.9 million for the year ended December 31, 2013. During the year ended December 31, 2013, the Company received payments of $24.1 million in connection with these warranty settlements. As of September 30, 2014, the Company recorded an accrued liability of $0.8 million related to the maximum potential future refund of liquidated damage payments to this turbine manufacturer. The warranty settlements received, net of the maximum potential future refund to the wind turbine manufacturer, have been recorded as other revenue in the consolidated statements of operations.

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

Management Services Agreement and Shared Management

Effective October 2, 2013, the Company entered into a bilateral Management Services Agreement with Pattern Development which provides for the Company and Pattern Development to benefit, primarily on a cost-reimbursement basis plus a 5% fee on certain direct costs, from the parties’ respective management and other professional, technical and administrative personnel, all of whom will report to and be managed by the Company’s executive officers. Pursuant to the Management Services Agreement, certain of the Company’s executive officers, including its Chief Executive Officer, will also serve as executive officers of Pattern Development and devote their time to both the Company and Pattern Development as is prudent in carrying out their executive responsibilities and fiduciary duties. The Company refers to the employees who will serve as executive officers of both the Company and Pattern Development as the “shared PEG executives.” The shared PEG executives will have responsibilities for both the Company and Pattern Development and, as a result, these individuals will not devote all of their time to the Company’s business. Under the terms of the Management Services Agreement, Pattern Development is required to reimburse the Company for an allocation of the compensation paid to such executives reflecting the percentage of time spent providing services to Pattern Development.

The table below presents allocated costs prior to October 2, 2013 and net bilateral management service cost reimbursements on and after October 2, 2013 included in the consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Project expense	$—	$768	$—	$1,992
Related party general and administrative	1,492	3,607	4,155	8,968
Related party income	(664)	—	(1,736)	—
Other income, net	—	(17)	—	(551)

Net expenses	$828	$4,358	$2,419	$10,409

Prior to the Contribution Transactions, the Company had purchase arrangements with Pattern Development under which the latter purchased various services and supplies on behalf of the Company and received reimbursement for these purchases. The amounts payable to Pattern Development for these purchases were $0.5 million and $1.2 million as of September 30, 2014 and December 31, 2013, respectively.

Letters of Credit, Indemnities and Guarantees

Pattern Development agreed to guarantee $14.0 million of El Arrayán’s payment obligations to a lender that has provided a $20.0 million credit facility for financing of El Arrayán’s recoverable, construction-period value-added tax payments. The remaining $6.0 million of the credit facility has been guaranteed by another investor in El Arrayán.

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

Management Fees

The Company provides management services and receives a fee for such services under agreements with El Arrayán, Panhandle 1 and its joint venture investees, South Kent and Grand, in addition to various Pattern Development subsidiaries. Management fees of $0.9 million and $2.3 million were recorded as related party revenue in the consolidated statements of operations for the three and nine months ended September 30, 2014, respectively, and $0.2 and $0.5 million for the same periods in the prior year, respectively. A related party receivable of $0.3 million and $0.2 million was recorded in the consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively. Subsequent to the acquisition of control of El Arrayán and Panhandle 1, the related management fees are eliminated upon consolidation. Additionally, the Company eliminates the intercompany profit from management fees related to its ownership interest in the joint ventures.

19.	Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued, noting none.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 and our unaudited consolidated financial statements for the three and nine months ended September 30, 2014 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern Energy” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries.

Overview

We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. We hold interests in eleven wind power projects located in the United States, Canada and Chile that use proven, best-in-class technology and have a total owned capacity of 1,472 MW, including the Panhandle 2 project, which we expect to acquire prior to the end of 2014. These projects consist of nine operating projects and two projects under construction that are both scheduled to commence commercial operations prior to the end of 2014. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price power sale agreement with a creditworthy counterparty (one of our counterparties, PREPA, has been downgraded. Refer to Item 1A “Risk Factors – Our projects rely on a limited number of key power purchasers. The power purchaser for our Santa Isabel project has been downgraded” of our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014). Ninety-one percent of the electricity to be generated by our projects will be sold under these power sale agreements, which have a weighted average remaining contract life of approximately 17 years.

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

Recent Developments

In August 2014, NV Energy delivered notice that it was exercising its option to acquire up to 50% of the equity membership interests in Spring Valley held by our project-level operating subsidiary. The parties are in a 120 day period under the option to negotiate terms and conditions that are acceptable to us. If we fail to agree on terms within 120 days of commencing negotiation, we have the right to terminate the option. Under the option, the exercise price for the option is up to 50% of the fair market value of the Spring Valley project based on its assets and liabilities at the time of exercise and assuming a 25-year life of the Spring Valley project, provided that in no event will any agreed price result in a book loss to us.

The following table sets forth each of our construction projects as well as their respective power capacities and our anticipated date of their commencement of commercial operations.

		Construction Start	Commercial Operations	MW
Projects	Location			Rated	Owned
Panhandle 2 (1)	Texas	Q4 2013	Q4 2014	182	147
Grand	Ontario	Q3 2013	Q4 2014	149	67

				331	214

(1)	Acquisition scheduled to occur in the fourth quarter of 2014

On August 5, 2014, Pattern Development announced that it had acquired the Logan’s Gap project, a 200 MW wind project proposed to be built in Comanche County, Texas. Logan’s Gap has a 10-year Power Purchase Agreement with Wal-Mart Stores, Inc. for approximately 60% of the expected production for the project. Pattern Development expects to arrange both construction and tax equity financing in the fourth quarter of 2014 and expects to retain an owned interest in the project of approximately 160 MW. Logan’s Gap is expected to begin commercial operation in late 2015.

On September 30, 2014, Pattern Development announced that its Conejo Solar photovoltaic power project in Chile had secured a 22-year power purchase agreement (PPA) with an affiliate of Antofagasta Minerals SA. The 104 megawatt (MW) Conejo Solar project, which will be constructed approximately 30 kilometers east of Taltal in Chile’s Atacama Desert, was originated by Pattern Development and upon completion will be the largest solar energy project in Chile with a PPA. The project’s PPA is with Minera Los Pelambres for approximately 70% of the project’s output over the term of the agreement. Conejo Solar is 100% owned by Pattern Development. A third party has an option to buy a 30% stake in the project.

On September 30, 2014, Pattern Development announced that, together with Samsung Renewable Energy, Inc. (Samsung), it has have signed a 20-year power purchase agreement (PPA) with the Ontario Power Authority (OPA) for the 100 megawatt (MW) Belle River Wind project in Ontario. Samsung and Pattern Development will jointly develop, own and operate the Belle River Wind project, which will be built in Lakeshore, Ontario.

Below is a summary of the Right of First Offer Projects (“ROFO Projects”) that we expect to acquire from Pattern Development in connection with our project purchase rights in the coming three to twenty-one months. For additional discussion on the ROFO Projects, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Transactions”, in our Annual Report on Form 10-K for the year ended December 31, 2013.

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated(3)	Pattern Development- Owned (4)
Gulf Wind	Operational	Texas	2008	2009	Hedge	283	76
K2	In construction	Ontario	2014	2015	PPA	270	90
Armow	In construction	Ontario	2014	2015	PPA	180	90
Meikle	Ready for financing	British Columbia	2015	2016	PPA	185	185
Logan’s Gap	Ready for financing	Texas	2014	2015	PPA	200	160
Conejo Solar	Ready for financing	Chile	2015	2016	PPA	104	73
Belle River	Securing final permits	Ontario	2016	2017	PPA	100	50

						1,322	724

(1)	Represents date of actual or anticipated commencement of construction.
(2)	Represents date of actual or anticipated commencement of commercial operations.
(3)	Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of wind and other conditions, a project or a turbine will not operate at its rated capacity at all times and the amount of electricity generated will be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors discussed elsewhere in this Form 10-Q.
(4)	Pattern Development-owned capacity represents the maximum, or rated, electricity generating capacity of the project multiplied by Pattern Development’s percentage ownership interest in the distributable cash flow of the project.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented and is unaudited (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(9,281)	$4,243	$(24,013)	$29,447
Plus:
Interest expense, net of interest income	17,742	14,260	47,685	45,932
Tax (benefit) provision	(3,538)	595	(1,505)	(6,799)
Depreciation and accretion	30,015	21,194	72,476	61,758

EBITDA	$34,938	$40,292	$94,643	$130,338

Unrealized (gain) loss on energy derivative	(3,139)	(6,659)	11,143	5,222
Unrealized (gain) loss on derivatives	(66)	(776)	6,599	(10,909)
Interest rate derivative settlements	1,030	1,059	3,082	1,059
Net loss (gain) on transactions	68	—	(14,469)	(7,200)
Plus, proportionate share from equity accounted investments:
Interest expense, net of interest income	4,000	91	9,197	39
Tax (benefit) provision	—	(36)	102	(84)
Depreciation and accretion	4,299	3	9,023	14
Unrealized loss (gain) on interest rate and currency derivatives	3,215	(2,143)	21,046	(6,091)
Realized loss (gain) on interest rate and currency derivatives	—	118	22	(35)

Adjusted EBITDA	$44,345	$31,949	$140,388	$112,353

Cash Available for Distribution

We define cash available for distribution as net cash provided by operating activities as adjusted for certain other cash flow items that we associate with our operations. It is a non-U.S. GAAP measure of our ability to generate cash to service our dividends. During the three months ending September 30, 2014, we received our first cash distribution from an unconsolidated investment, South Kent. Our definition of cash available for distribution has accordingly been modified from prior periods to include distributions from unconsolidated investments; to the extent such distributions were derived from operating cash flows. Cash available for distribution represents cash provided by (used in) operating activities as adjusted to (i) add or subtract changes in operating assets and liabilities, (ii) subtract net deposits into restricted cash accounts, which are required pursuant to the cash reserve requirements of financing agreements, to the extent they are paid from operating cash flows during a period, (iii) subtract cash distributions paid to noncontrolling interests, which currently reflects the cash distributions to our joint venture partners in our Gulf Wind project in accordance with the provisions of its governing partnership agreement and will in the future reflect distribution to other joint venture partners, (iv) subtract scheduled project-level debt repayments in accordance with the related loan amortization schedule, to the extent they are paid from operating cash flows during a period, (v) subtract non-expansionary capital expenditures, to the extent they are paid from operating cash flows during a period, (vi) add cash distributions received from unconsolidated investments, to the extent such distributions were derived from operating cash flows and (vii) add or subtract other items as necessary to present the cash flows we deem representative of our core business operations.

The following table presents cash available for distribution for the periods presented and is unaudited (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$23,078	$26,738	$83,900	$68,396
Changes in current operating assets and liabilities	(2,035)	(8,753)	(7,720)	3,004
Network upgrade reimbursement	1,236	618	2,472	1,236
Release of restricted cash to fund general and administrative costs	149	—	210	—
Operations and maintenance capital expenditures	(40)	(56)	(134)	(431)
Transaction costs for acquisitions	—	—	1,128	—
Operating CAFD from distribution from unconsolidated investment	4,704	—	4,704	—
Less:
Distributions to noncontrolling interests	—	(258)	(1,470)	(1,426)
Principal payments paid from operating cash flows	(16,149)	(11,973)	(38,245)	(33,788)

Cash available for distribution	$10,943	$6,316	$44,845	$36,991

Class B Common Stock Beneficial Conversion Feature

Our Class B common stock is contingently convertible on a one-to-one basis into our Class A common stock as of the later of December 31, 2014 or when the South Kent project achieves commercial operations. On March 28, 2014, the South Kent project commenced commercial operations and consequently the contingency on the conversion of the Class B common stock was removed, which resulted in the recognition of a beneficial conversion feature in our additional paid-in capital account. The beneficial conversion feature represents the intrinsic value of the conversion feature, which is measured as the difference between the fair value of Class B common stock and the fair value of Class A common stock, into which the Class B common stock is convertible, as of October 2, 2013, which is the date of our initial public offering. The beneficial conversion feature is accreted on a straight-line basis from March 28, 2014 to December 31, 2014 into our additional paid-in capital account in the Consolidated Statements of Stockholders’ Equity, as there are no available retained earnings.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table provides selected financial information for the periods presented and is unaudited (in thousands, except percentages):

	Three months ended September 30,
	2014	2013	$ Change	% Change
Revenue	$71,519	$57,257	$14,262	25%

Project expense	23,835	14,592	9,243	-63%
Depreciation and accretion	30,015	21,194	8,821	-42%

Total cost of revenue	53,850	35,786	18,064	-50%

Gross profit	17,669	21,471	(3,802)	-18%

General and administrative	5,772	214	5,558	-2597%
Related party general and administrative	1,492	3,607	(2,115)	59%

Total operating expenses	7,264	3,821	3,443	-90%

Operating income	10,405	17,650	(7,245)	-41%
Total other expense	(23,224)	(12,812)	(10,412)	-81%

Net (loss) income before income tax	(12,819)	4,838	(17,657)	-365%
Tax (benefit) provision	(3,538)	595	(4,133)	695%

Net (loss) income	(9,281)	4,243	(13,524)	-319%
Net (loss) income attributable to noncontrolling interest	(2,073)	3,248	(5,321)	-164%

Net (loss) income attributable to controlling interest	$(7,208)	$995	$(8,203)	-824%

Proportional MWh sold and average realized electricity price. Our proportional MWh sold in the three months ended September 30, 2014 was 710,325 MWh, as compared to 365,766 MWh in the three months ended September 30, 2013. This increase in proportional MWh sold during 2014 as compared to 2013 was primarily attributable to the commencement of commercial operations at South Kent, Panhandle 1 and El Arrayán at various times in 2014 and also to an increase in production at Ocotillo. Our average realized electricity price was approximately $91 per MWh in the three months ended September 30, 2014 as compared to approximately $92 per MWh in the three months ended September 30, 2013. The average realized electricity price in 2014 was lower than the comparable period in 2013 because Panhandle 1 PPA pricing is lower than our overall average realized price applicable in 2013, partially offset by South Kent and El Arrayán PPA prices, which are each higher than our overall average realized price applicable in 2013.

Much like the previous fiscal quarter, the electricity production at our fleet was close to its long-term average during the three months ended September 30, 2014. Excluding our projects that are newly operational, South Kent, El Arrayán and Panhandle 1, the production was less than 2% below the expected long-term average during this period. Our newly operational projects have experienced some startup issues that are common for new power projects which are being addressed by our equipment vendors and we have no reason to expect any lasting impact on our future financial performance.

Revenue. Revenue for the three months ended September 30, 2014 was $71.5 million compared to $57.3 million for the three months ended September 30, 2013, an increase of $14.2 million, or approximately 25%. This increase in revenue for the three months ended September 30, 2014 as compared to the prior year was primarily attributable to the commencement of commercial operations at El Arrayán and Panhandle 1 in June 2014.

Cost of revenue. Cost of revenue for the three months ended September 30, 2014 was $53.9 million compared to $35.8 million for the three months ended September 30, 2013, an increase of $18.1 million, or approximately 50%. The increase in cost of revenue during 2014 as compared to 2013 was attributable principally to the commencement of commercial operations at El Arrayán and Panhandle 1 in June 2014, and main bearing replacements at St. Joseph in July 2014. As each new project commences commercial operations, we incur new incremental and ongoing costs for maintenance and services agreements, property taxes, insurance, land lease, depreciation and other costs associated with managing, operating and maintaining the facility, including adding site employees and other operations staff.

Operating expenses. Operating expenses for the three months ended September 30, 2014 were $7.3 million compared to $3.8 million for the three months ended September 30, 2013, an increase of $3.5 million, or approximately 90%. The increase in operating expenses during 2014 as compared to 2013 was attributable to increased costs related to being a public company and owning more projects than in 2013, and also includes $1.0 million of stock-based compensation expense in 2014. After the Contribution Transactions and the initial public offering in 2013, the Company has direct payroll costs and employee-related, audit and consulting expenses, and other administrative expenses, that were previously allocated to the Company from Pattern Development, and which were reflected in related party general and administrative expense.

Other expense. Other expense for the three months ended September 30, 2014 was $23.2 million compared to other expense of $12.8 million for the three months ended September 30, 2013. The increase of $10.4 million in other expense during 2014 as compared to 2013 was primarily attributable to a $6.8 million increase in equity in losses in unconsolidated investments, which was in turn primarily related to unrealized loss on interest rate derivatives on the unconsolidated investees’ financial statements. A decrease in the forward interest rate curve during the three months ended September 30, 2014 increased these unrealized losses. Adding to these increased losses is a $3.3 million increase in interest expense, which was principally related to the commencement of commercial operations at our El Arrayán project.

Tax provision. The tax provision was a $3.5 million benefit for the three months ended September 30, 2014 compared to a $0.6 million expense for the same period in the prior year. The benefit for the three months ended September 30, 2014 was primarily the result of recording a deferred tax asset on the recognized equity in losses in unconsolidated investments at South Kent and Grand Renewable, which were primarily related to unrealized losses on undesignated derivatives. The expense for the three months ended September 30, 2013 was primarily the result of operations at St. Joseph and Santa Isabel.

Noncontrolling interest. The net loss attributable to noncontrolling interest was $2.1 million for the three months ended September 30, 2014 compared to a $3.2 million net income attributable to noncontrolling interest for the three months ended September 30, 2013. The increased loss allocation for the three months ended September 30, 2014 is primarily attributable to the period over period reduction in Gulf Wind’s unrealized gain on energy derivative and lower electricity sales during the three months ended September 30, 2014 as well as the retention by Pattern Development of an approximate 27% interest in Gulf Wind in connection with the Contribution Transactions that occurred on October 2, 2013 and the commencement of operations at Panhandle 1 in June 2014, where the structure of our tax equity financing resulted in book losses being attributed to the tax equity investor.

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2014 was $44.3 million compared to $32.0 million for the same period in the prior year, an increase of $12.3 million. The increase in Adjusted EBITDA during 2014 as compared to 2013 was primarily attributable to the commencement of commercial operations at El Arrayán and Panhandle 1 in June 2014 and South Kent in March 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table provides selected financial information for the periods presented and is unaudited (in thousands, except percentages):

	Nine months ended September 30,
	2014	2013	$ Change	% Change
Revenue	$186,075	$159,806	$26,269	16%

Project expense	56,609	42,061	14,548	-35%
Depreciation and accretion	72,476	61,758	10,718	-17%

Total cost of revenue	129,085	103,819	25,266	-24%

Gross profit	56,990	55,987	1,003	2%

General and administrative	15,963	563	15,400	-2735%
Related party general and administrative	4,155	8,968	(4,813)	54%

Total operating expenses	20,118	9,531	10,587	-111%

Operating income	36,872	46,456	(9,584)	-21%
Total other expense	(62,390)	(23,808)	(38,582)	-162%

Net (loss) income before income tax	(25,518)	22,648	(48,166)	-213%
Tax benefit	(1,505)	(6,799)	5,294	-78%

Net (loss) income	(24,013)	29,447	(53,460)	-182%
Net loss attributable to noncontrolling interest	(13,115)	(690)	(12,425)	-1801%

Net (loss) income attributable to controlling interest	$(10,898)	$30,137	$(41,035)	-136%

Proportional MWh sold and average realized electricity price. Our proportional MWh sold in the nine months ended September 30, 2014 was 2,026,233 MWh, as compared to 1,331,149 MWh in the nine months ended September 30, 2013. This increase in proportional MWh sold during 2014 as compared to 2013 was primarily attributable to the commencement of commercial operations at South Kent, Panhandle 1 and El Arrayán at various times in 2014 and also to an increase in production at Ocotillo. Our average realized electricity price was approximately $92 per MWh in the nine months ended September 30, 2014 as compared to approximately $88 per MWh in the nine months ended September 30, 2013. The average realized electricity price in 2014 was higher than the comparable period in 2013 because South Kent and El Arrayán PPA prices are each higher than our overall average realized price applicable in 2013, partially offset by Panhandle 1 PPA pricing, which is lower than our overall average realized price applicable in 2013.

Revenue. Revenue for the nine months ended September 30, 2014 was $186.1 million compared to $159.8 million for the nine months ended September 30, 2013, an increase of $26.3 million, or approximately 16%. This increase in revenue for the nine months ended September 30, 2014 as compared to the prior year was primarily attributable to the commencement of commercial operations at El Arrayán and Panhandle 1 in June 2014 and the final 42 megawatts at Ocotillo in July 2013 recognized for the full nine months of 2014.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2014 was $129.1 million compared to $103.8 million for the nine months ended September 30, 2013, an increase of $25.3 million, or approximately 24%. The increase in cost of revenue during 2014 as compared to 2013 was attributable principally to the commencement of commercial operations at El Arrayán and Panhandle 1 in June 2014, and recognition of a full nine months of revenue for the final 42 megawatts at Ocotillo in July 2013. As each new project commences commercial operations, we incur new incremental and ongoing costs for maintenance and services agreements, property taxes, insurance, land lease, depreciation and other costs associated with managing, operating and maintaining the facility, including adding site employees and other operations staff.

Operating expenses. Operating expenses for the nine months ended September 30, 2014 were $20.1 million compared to $9.5 million for the nine months ended September 30, 2013, an increase of $10.6 million, or approximately 111%. The increase in operating expenses during 2014 as compared to 2013 was attributable to project acquisition activities, owning more projects than in 2013 and increased costs related to being a public company, and also includes $3.1 million of stock-based compensation expense in 2014. After the Contribution Transactions and the initial public offering in 2013, the Company has direct payroll costs and employee-related, audit and consulting expenses, and other administrative expenses, that were previously allocated to the Company from Pattern Development, and which were reflected in related party general and administrative expense.

Other expense. Other expense for the nine months ended September 30, 2014 was $62.4 million compared to $23.8 million for the nine months ended September 30, 2013. The increase of $38.6 million in other expense during 2014 as compared to 2013 was primarily attributable to a $26.4 million increase in equity in losses in unconsolidated investments which was in turn primarily related to unrealized loss on interest rate derivatives on the unconsolidated investees’ financial statements. In addition, we had a $17.5 million increase in unrealized loss on interest rate derivatives at the Ocotillo project compared to 2013. A decrease in the forward interest rate curve during the nine months ended September 30, 2014 increased both of these unrealized losses. Offsetting these increased losses is a $7.3 million increase in net gain on transactions, principally related to our acquisition of an additional 38.5% interest in the El Arrayán project.

Tax provision. The tax provision was a $1.5 million benefit for the nine months ended September 30, 2014 compared to a $6.8 million benefit for the same period in the prior year. The benefit for the nine months ended September 30, 2014 was related to the recording of a deferred tax asset on the unrealized derivative losses at South Kent and Grand Renewable offset by the recording of a discrete tax expense on the gain related to the fair value remeasurement of our original 31.5% interest in El Arrayán. The benefit for the nine months ended September 30, 2014 was primarily the result of recognizing a deferred tax asset related to the basis difference for the receipt of the Internal Revenue Code Section 1603 grant at Santa Isabel.

Noncontrolling interest. The net loss attributable to noncontrolling interest was $13.1 million for the nine months ended September 30, 2014 compared to a $0.7 million net loss attributable to noncontrolling interest for the nine months ended September 30, 2013. The increased loss allocation for the nine months ended September 30, 2014 is primarily attributable to the period over period reduction in Gulf Wind’s unrealized gain on energy derivative and lower electricity sales during the nine months ended September 30, 2014 as well as the retention by Pattern Development of an approximate 27% interest in Gulf Wind in connection with the Contribution Transactions, which occurred on October 2, 2013, and the commencement of operations at Panhandle 1 in June 2014, where the structure of our tax equity financing resulted in book losses being attributed to the tax equity investor.

Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2014 was $140.4 million compared to $112.4 million for the same period in the prior year, an increase of $28.0 million. The increase in Adjusted EBITDA during 2014 as compared to 2013 was primarily attributable to the commencement of commercial operation at El Arrayán and Panhandle 1 in June 2014 and South Kent in March 2014, and the final 42 megawatts at Ocotillo in July 2013 recognized for the full nine months.

Liquidity and Capital Resources

Our business requires substantial capital to fund (i) equity investments in our construction projects, (ii) current operational costs, (iii) debt service payments, (iv) dividends to our shareholders, (v) potential investments in new acquisitions, (vi) modifications to our projects, (vii) unforeseen events and (viii) other business expenses. As a part of our liquidity strategy, we plan to retain a portion of our cash flows in above-average wind years in order to have additional liquidity in below-average wind years. Our sources of liquidity include cash generated by our operations, cash reserves, borrowings under our corporate and project-level credit agreements and further issuances of equity and debt securities.

The principal indicators of our liquidity are our restricted and unrestricted cash balances and availability under our credit agreements. As of September 30, 2014, our available liquidity was $459.6 million, including unrestricted cash on hand of $230.7 million, restricted cash on hand of $36.9 million, $97.4 million available under our revolving credit agreements and $94.6 million available under project financings for standby credit support at our projects.

We believe that for the balance at 2014 and throughout 2015, we will have sufficient liquid assets, cash flows from operations, and borrowings available under our revolving credit facility to meet our financial commitments, debt service obligations, contingencies and anticipated required capital expenditures for at least the next 24 months, without taking into account capital required for additional project acquisitions. Additionally, we believe that our construction projects have been sufficiently capitalized such that we will not need to seek additional financing arrangements in order to complete construction and achieve commercial operations at these projects. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corresponding adverse effect on our borrowing capacity. In connection with our future capital expenditures and other investments, including any project acquisitions that we may make in addition to our acquisition of Panhandle 2, for which we have committed $122.9 million, we may, from time to time, issue debt or equity securities.

Cash Flows

We use traditional measures of cash flows, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities as well as cash available for distribution to evaluate our periodic cash flow results.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $83.9 million for the nine months ended September 30, 2014 as compared to $68.4 million for the same period in the prior year. This $15.5 million increase in cash provided by operating activities was primarily the result of the commencement of commercial operations at El Arrayán and Panhandle 1 in June 2014 and also due to an increase in cash provided by changes in operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $154.1 million for the nine months ended September 30, 2014, which consisted primarily of $167.6 million used to acquire Panhandle 1 and a 38.5% interest in El Arrayán, net of acquired cash, and was partially offset by $17.1 million received from distributions from unconsolidated investments. Net cash provided by investing activities was $102.6 million for the nine months ended September 30, 2013, which consisted primarily of $173.4 million of ITC grant proceeds at Ocotillo and Santa Isabel, $49.7 million of net reimbursement of interconnection network upgrades primarily at our Ocotillo project, and $14.3 million of proceeds from the sale of investments and tax credits, offset by $121.0 million of capital expenditures primarily at Ocotillo.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $198.1 million, which consisted of $287.1 million of net proceeds from our equity offerings (reduced by paid transaction costs), offset by $37.1 million of dividend payments and $53.1 million of loan repayments. Net cash used in financing activities for the nine months ended September 30, 2013 was $38.5 million, which was primarily attributable to $100.3 million of capital distributions, $155.3 million of loan repayments, including $7.5 million of loan prepayments at Ocotillo using a portion of the ITC grant proceeds, offset by $32.7 million of capital contributions, $138.6 million of loan borrowings, primarily at Ocotillo and Santa Isabel, and a $56.0 million loan draw under our revolving credit facility.

Cash Available for Distribution

Cash available for distribution was $10.9 million for the three months ended September 30, 2014 as compared to $6.3 million for the same period in the prior year. This $4.6 million increase in cash available for distribution was primarily the result of a distribution from unconsolidated investments and the commencement of commercial operations at the El Arrayán and Panhandle 1 projects, partially offset by increased operating expenses in 2014.

Cash available for distribution was $44.8 million for the nine months ended September 30, 2014 as compared to $37.0 million for the same period in the prior year. This $7.8 million increase in cash available for distribution was primarily the result of a distribution from unconsolidated investments and the commencement of commercial operations at the El Arrayán and Panhandle 1 projects, partially offset by increased operating expenses in 2014.

Cash Dividends to Investors

We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A shares. Our quarterly dividend was initially set at $0.3125 per Class A share, or $1.25 per Class A share on an annualized basis, and has been increased to a current level of $0.335 per Class A share, or $1.34 per Class A share on an annualized basis. This amount may be changed in the future without advance notice. We established our initial quarterly dividend level based on a targeted cash available for distribution payout ratio of 80% both prior to and following the Class B common stock conversion event, after considering the annual cash available for distribution that we expect our projects will be able to generate following the commencement of commercial operations at all of our construction projects and with due regard to retaining a portion of the cash available for distribution to grow our business. We intend to grow our business primarily through the acquisition of operational and construction-ready power projects, which, we believe, will facilitate the growth of our cash available for distribution and enable us to increase our dividend per Class A share over time. We may in the future raise capital and make investments in new power projects upon or near the commencement of construction of such projects and therefore prior to the expected commencement of operations of the new projects, which could result in a passage of time of twelve or more months before we begin to receive any cash flow contributions from such projects to our cash available for distribution. In connection with these investments, we may increase our dividends prior to the receipt of such cash flow contributions, which would likely cause our payout ratio to temporarily exceed our targeted run-rate payout ratio. However, the determination of the amount of cash dividends to be paid to holders of our Class A shares will be made by our Board of Directors and will depend upon our financial condition, results of operations, cash flow, long-term prospects and any other matters that our Board of Directors deem relevant. Refer to Item 1A “Risk Factors—Risks Related to Ownership of our Class A Shares—Risks Regarding our Cash Dividend Policy” of our Annual Report on Form 10-K for the year ended December 31, 2013.

We expect to pay a quarterly dividend on or about the 30th day following each fiscal quarter to holders of record of our Class A shares on the last day of such quarter.

On October 29, 2014, we declared our fourth quarter 2014 dividend, payable on January 30, 2015, to holders of record on December 31, 2014, in the amount of $0.335 per Class A share, which represents $1.34 on an annualized basis.

Capital Expenditures and Investments

All capital expenditures and investments in 2013 were either funded by Pattern Development or by project finance lenders under project-level credit facilities. For 2013, total capital expenditures were $123.5 million. For 2014, except for punch list or similar completion expenditures for which construction financing funds have previously been set aside, we do not expect to make capital expenditures at our current construction projects.

We expect to make investments in additional projects. We have agreed to make a cash payment to Pattern Development in the amount of $122.9 million, subject to certain price adjustments based on final project size, design and modeling assumptions, at the time of the Panhandle 2 acquisition, which we expect to occur in the fourth quarter of 2014. Although we have no commitments to make any acquisitions, other than the acquisition of Panhandle 2, we consider it reasonably likely that we may have the opportunity to acquire certain other Pattern Development projects under our purchase rights in 2014 and 2015.

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

For the year ending December 31, 2014, we budgeted $0.9 million for operational capital expenditures and $1.9 million for expansion capital expenditures.

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

Below is a summary of our proportion of debt in unconsolidated investments, as of September 30, 2014 (in thousands):

	Total Project Debt	Percentage of Ownership	Our Portion of Unconsolidated Project Debt
South Kent	$610,350	50.0%	$305,175
Grand	272,874	45.0%	122,793

Unconsolidated investments - debt	$883,224		$427,968

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements and have not entered into any transactions involving uncombined, limited purpose entities or commodity contracts.

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

Commodity Price Risk

We manage our commodity price risk for electricity sales through the use of long-term power sale agreements with creditworthy counterparties. Our financial results reflect approximately 365,075 MWh of electricity sales during the nine months ended September 30, 2014 that were not subject to power sale agreements and were subject to spot market pricing. A hypothetical increase or decrease of $3.54 per MWh (or an approximately 10% change) in these spot market prices would have increased or decreased earnings by $1.2 million, respectively, for the nine months ended September 30, 2014.

Interest Rate Risk

We use a variety of derivative instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps and interest rate caps, primarily in the context of our project-level indebtedness. We generally match the tenor and amount of these instruments to the tenor and amount, respectively, of the related debt financing. We also will have exposure to changes in interest rates with respect to our revolving credit agreement to the extent that we make draws under that facility. A hypothetical increase or decrease in short-term interest rates by 1% would not have changed our earnings for the nine months ended September 30, 2014.

Foreign Currency Risk

We manage our foreign currency risk through the consideration of forward exchange rate derivatives. Certain of our power sale agreements are U.S. dollar denominated and others are Canadian dollar denominated. We have not entered into forward exchange rate derivatives to manage our exposure to Canadian dollar denominated revenues at our St. Joseph project in the past. Our financial results include approximately $31.7 million of revenue that was earned pursuant to Canadian dollar denominated power sale arrangements. A hypothetical increase or decrease of US$0.10 per Canadian dollar would increase or decrease our earnings by $1.1 million for the nine months ended September 30, 2014.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2014.

Update of Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

Management previously identified and disclosed a material weakness in internal control over financial reporting with respect to design and operation of controls over the methodology used to calculate earnings per share for the three months ended March 31, 2014. In connection with performing controls over financial statement close for the third quarter, management identified another error in the calculation of earnings per share initially reported for the three and six months ended June 30, 2014. Specifically, management did not correctly consider that the commercial operations date of South Kent on March 28, 2014 results in the recognition of a beneficial conversion feature and a deemed distribution to the holders of Class B common stock resulting from accretion of the beneficial conversion feature. As a result, management has determined that a material weakness exists in internal control over financial reporting related to the review and application of technical accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We continue to engage in the implementation of remediation efforts to address the material weakness in controls over the calculation of earnings per share and have begun implementation of additional remediation efforts to address the material weakness in controls over the review and application of technical accounting principles and have taken the following actions:

•	Increased our technical accounting resources;

•	Enhanced the lines of communication between those preparing technical accounting memoranda and those applying the guidance to the calculation of earnings per share and provided additional instruction to our accounting staff on the calculation of earnings per share; and

•	Implemented a new control of tracking forward-looking business changes with accounting implications and communicating these to the appropriate staff.

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

The Company is subject, from time to time, to routine legal proceedings and claims arising out of the normal course of business. There has been no material change in the nature of the Company’s legal proceedings from the description provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, except that with respect to the legal proceedings at Ocotillo, the plaintiffs have abandoned their appeal of the state lawsuit. Additional information with respect to such litigation can be found in the Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 3. Legal Proceedings – Ocotillo”.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014 and June 30, 2014, and such information is incorporated by reference herein. There have been no material changes in the Company’s risk factors as described in the Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014 and June 30, 2014, except as set forth below.

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

We have material weaknesses in our internal controls that, if not properly corrected, could result in continued material misstatements in our financial statements.

We have material weaknesses in our system of internal control over financial reporting as of March 31, 2014 and June 30, 2014 which have not yet been remedied as of September 30, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have a material weakness in internal control over financial reporting with respect to design and operation of controls over the methodology used to calculate earnings per share for the three months ended March 31, 2014. In addition, management has determined that a material weakness exists in internal control over financial reporting related to the review and application of technical accounting principles. We have increased our technical accounting resources, enhanced the lines of communication between those preparing technical accounting memoranda and those applying the guidance to the calculation of earnings per share, provided additional instruction to our accounting staff on the calculation of earnings per share, and implemented a new control of tracking forward-looking business changes with accounting implications and communicating these to the appropriate staff; however, no assurances can be given that we may not have to make further adjustments to the financial statements due to other matters we had not considered.

If we are not able to remedy the control deficiencies in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner, either of which could subject us to litigation and regulatory enforcement actions.

While we have taken actions designed to address compliance with the requirements of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations thereunder, there are inherent limitations in our ability to comply with these requirements. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting and disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Pattern Energy Group Inc.

Dated: October 31, 2014	By	/s/ Michael M. Garland
Michael M. Garland
President and Chief Executive Officer