Form 10-K
period 2014-12-31
Pattern Energy Group Inc.
filed 2015-03-02
CIK 1561660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the registrant based upon the last trading price of the registrant’s Class A common stock as reported on the NASDAQ Global Market on June 30, 2014 was approximately $1,308,252,717. This excludes 39,512,314 shares of Class A common stock held by directors, officers and Pattern Renewables LP and certain of its affiliates. Exclusion of shares does not reflect a determination that persons are affiliates for any other purpose.

The registrant’s Class A common stock began trading on the NASDAQ Global Market under the symbol “PEGI” and on the Toronto Stock Exchange under the symbol “PEG” on October 2, 2013.

On February 26, 2015, the registrant had 69,062,463 shares of Class A common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K where indicated. The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

MEANING OF CERTAIN REFERENCES

Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries. In addition, unless the context requires otherwise, any reference in this Form 10-K to:

•	“Conversion Event” refers to the event pursuant to which all of our Class B shares automatically converted into Class A shares on a one-for-one basis on December 31, 2014;

•	“FERC” refers to the U.S. Federal Energy Regulatory Commission;

•	“FIT” refers to feed-in-tariff regime;

•	“FPA” refers to the Federal Power Act;

•	“Gulf Wind Call Right” refers to the right to acquire the Pattern Development retained Gulf Wind interest at any time between October 2, 2014 and October 2, 2015, at its then current fair market value;

•	“Identified ROFO Projects” refers to nine projects that we identified as development projects, each owned by Pattern Development and subject to our Project Purchase Right, that were predominantly operational or construction ready, including the Gulf Wind, Armow, K2, Meikle, Conejo Solar, Belle River, Henvey Inlet, Amazon and Mont Sainte-Marguerite projects;

•	“IPPs” refers to independent power producers;

•	“ISOs” refers to independent system organizations, which are organizations that administer wholesale electricity markets;

•	“ITCs” refers to investment tax credits;

•	“Management Services Agreement” refers to the bilateral services agreement between us and Pattern Development;

•	“MW” refers to megawatts;

•	“MWh” refers to megawatt hours;

•	“Non-Competition Agreement” refers to a non-competition agreement between us and Pattern Development pursuant to which Pattern Development agrees that, for so long as any of our Purchase Rights are exercisable, it will not compete with us for acquisitions of power generation or transmission projects from third parties;

•	“OCC” refers to our operations control center;

•	“Pattern Development” refers to Pattern Energy Group LP and its subsidiaries (other than us and our subsidiaries);

•	“Pattern Development’s retained Gulf Wind interest” refers to the retained interest of approximately 27% in the Gulf Wind project, owned by Pattern Development;

•	“power sale agreements” refer to PPAs and/or hedging arrangements, as applicable;

•	“PPAs” refer to power purchase agreements;

•	“Project Purchase Right” refers to a right of first offer with respect to any power project that Pattern Development decides to sell, including the Identified ROFO Projects;

•	“PTCs” refers to production tax credits;

•	“PUHCA” refers to the Public Utility Holding Company Act of 2005, as amended;

•	“Purchase Rights” refers to the Project Purchase Rights, and the rights to acquire the Pattern Development retained Gulf Wind interest, and the right to acquire Pattern Development itself or substantially all of its assets, as contemplated by the Purchase Rights Agreement between us and Pattern Development;

•	“RECs” refers to renewable energy credits;

•	“reintegration event” refers to the event contemplated by the Management Services Agreement pursuant to which, upon the completion of the first 20 consecutive trading day period during which our total market capitalization is no less than $2.5 billion, the employees of Pattern Development will become our employees;

•	“Riverstone” refers to Riverstone Holdings LLC;

•	“ROFO” refers to right of first offer;

•	“RPS” refers to Renewable Portfolio Standards;

•	“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002;

•	“Shared PEG Executives” refers to certain of our executive officers, including our Chief Executive Officer, who also serve as executive officers of Pattern Development and devote their time to both our company and Pattern Development as is prudent in carrying out their executive responsibilities and fiduciary duties;

•	“Samsung” means Samsung C&T Corporation; and

•	“U.S. Treasury” refers to the U.S. Department of the Treasury.

CURRENCY AND EXCHANGE RATE INFORMATION

In this Form 10-K, references to “C$” and “Canadian dollars” are to the lawful currency of Canada and references to “$”, “US$” and “U.S. dollars” are to the lawful currency of the United States. All dollar amounts herein are in U.S. dollars, unless otherwise stated.

Our historical consolidated financial statements are presented in U.S. dollars. The following chart sets forth for each of 2014, 2013, 2012 and 2011, the high, low, period average and period end noon buying rates of Canadian dollars expressed as Canadian dollars per US$1.00.

	Canadian Dollars per US$1.00
	High		Low		Period Average(1)		Period End
Year
2014	C$	1.1643	C$	1.0614	C$	1.1045	C$	1.1501
2013		1.0697		0.9839		1.0300		1.0637
2012		1.0417		0.9710		0.9995		0.9958
2011		1.0605		0.9448		0.9887		1.0168

(1)	The average of the noon buying rates on the last business day of each month during the relevant one-year period and, in respect of monthly or interim period information, the average of the noon buying rates on each business day for the relevant period.

The noon buying rate in Canadian dollars on February 26, 2015 was US$1.00 = C$1.2490.

The above rates differ from the actual rates used in our consolidated historical financial statements and the calculation of cash available for distribution and dividends we declared and paid described elsewhere in this Form 10-K. Our inclusion of these exchange rates is not meant to suggest that the U.S. dollar amounts actually represent such Canadian dollar amounts or that such amounts could have been converted into Canadian dollars at any particular rate or at all.

For information on the impact of fluctuations in exchange rates on our operations, see “Item 1A—Risk Factors—Risks Related to Our Projects—Currency exchange rate fluctuations may have an impact on our financial results and condition” and “Item 7A—Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Exchange Rate Risk”.

PART I

Item 1. Business.

Overview

We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. We hold interests in twelve wind power projects located in the United States, Canada and Chile that use proven, best-in-class technology and have a total owned capacity of 1,636 MW. The projects consist of eleven operating projects and one project under construction. Our one construction project, the Logan’s Gap project, which we acquired from Pattern Development on December 19, 2014, is scheduled to commence commercial operations prior to the end of 2015. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price power sale agreement with a creditworthy counterparty. One of our counterparties, PREPA, has been downgraded by Standard & Poor’s Rating Services and Moody’s Investor Service to CCC and Caa3, respectively, from prior investment grade ratings. See “Risk Factors—Our projects rely on a limited number of key power purchases. The power purchaser for our Santa Isabel project has been downgraded”. Eighty-nine percent of the electricity to be generated by our projects will be sold under these power sale agreements which have a weighted average remaining contract life of approximately 16 years.

We intend to use a substantial portion of the cash available for distribution generated from our projects to pay regular quarterly dividends to holders of our Class A shares. On February 24, 2015, we increased our quarterly dividend to $0.342 per Class A share, or $1.368 per Class A share on an annualized basis, from $0.335 per Class A share, or $1.34 per Class A share on an annualized basis, commencing with respect to dividends paid on April 30, 2015 to shareholders of record as of March 31, 2015. The dividend amount, if any, may be changed in the future without advance notice. We established our quarterly dividend level based on a target payout ratio of approximately 80% after considering our expected sustainable cash flow to be generated from our operating projects together with the additional cash available for distribution that we estimate our construction project will generate. The declaration and amount of our future dividends, if any, will be subject to our actual earnings and capital requirements and the discretion of our Board of Directors.

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

Our Core Values and Financial Objectives

We intend to maximize long-term value for our stockholders in an environmentally responsible manner and with respect for the communities in which we operate. Our business is built around three core values:

•	creating a safe, high-integrity, exciting work environment for our employees;

•	applying rigorous analysis to all aspects of our business in a timely, disciplined and functionally integrated manner to understand patterns in wind regimes, technology developments, market trends and regulatory, financial and legal constraints; and

•	working proactively with our stakeholders to address environmental and community concerns, which we believe is a socially responsible approach that also benefits our business by reducing operating risks at our projects.

Our financial objectives, which we believe will maximize long-term value for our stockholders, are to:

•	produce stable and sustainable cash available for distribution;

•	selectively grow our project portfolio and our dividend; and

•	maintain a strong balance sheet and flexible capital structure.

Our Projects

The following table provides an overview of our projects:

	Location and Start-up			Capacity (MW)		Power Sale Agreements
Projects	Location	Construction Start(1)	Commercial Operations(2)	Rated(3)	Owned(4)	Type		Contracted Volume(5)	Counterparty	Counterparty Credit Rating(6)	Expiration
Operating Projects
Gulf Wind	Texas	Q1 2008	Q3 2009	283	113	Hedge	(7)	~58%	Credit Suisse Energy LLC	A/A1	2019
Hatchet Ridge	California	Q4 2009	Q4 2010	101	101	PPA		100%	Pacific Gas & Electric	BBB/A3	2025
St. Joseph	Manitoba	Q1 2010	Q2 2011	138	138	PPA		100%	Manitoba Hydro	AA/Aa1(8)	2039
Spring Valley	Nevada	Q3 2011	Q3 2012	152	152	PPA		100%	NV Energy	BBB+/Baa2	2032
Santa Isabel	Puerto Rico	Q4 2011	Q4 2012	101	101	PPA		100%	Puerto Rico Electric Power Authority	CCC/Caa3	2035
Ocotillo	California	Q3 2012	Q4 2012	223	223	PPA		100%	San Diego Gas & Electric	A/A1	2033
			Q2 2013	42	42	PPA		100%	San Diego Gas & Electric	A/A1	2033
South Kent	Ontario	Q1 2013	Q2 2014	270	135	PPA		100%	Independent Electricity System Operator	AA-/Aa2(9)	2034
El Arrayán	Chile	Q3 2012	Q2 2014	115	81	Hedge	(10)	~74%	Minera Los Pelambres	NA	2034
Panhandle 1	Texas	Q3 2013	Q2 2014	218	172	Hedge	(11)	~80%	Citigroup Energy Inc.	A-/Baa2	2027
Panhandle 2	Texas	Q4 2013	Q4 2014	182	147	Hedge	(11)	~80%	Morgan Stanley	A-/Baa2	2027
Grand	Ontario	Q3 2013	Q4 2014	149	67	PPA		100%	Independent Electricity System Operator	AA-/Aa2(9)	2034

				1,974	1,472

Construction Projects
Logan’s Gap	Texas	Q4 2014	Q4 2015	200	164	PPA		~58%	Wal-Mart Stores, Inc.	AA/Aa2	2025
						Hedge	(12)	~17%	Merrill Lynch Commodities, Inc.	A-/Baa2	2028

				200	164

				2,174	1,636

(1)	Represents date of commencement of construction.
(2)	Represents date of actual or anticipated commencement of commercial operations.
(3)	Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of wind and other conditions, a project or a turbine will not operate at its rated capacity at all times and the amount of electricity generated will be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors discussed elsewhere in this Form 10-K. See Item 1A “Risk Factors.”
(4)	Owned capacity represents the maximum, or rated, electricity generating capacity of the project in MW multiplied by our percentage ownership interest in the distributable cash flow of the project.
(5)	Represents the percentage of a project’s total estimated average annual MWh of electricity generation contracted under power sale agreements.
(6)	Reflects the counterparty’s corporate credit ratings issued by S&P/Moody’s as of December 31, 2014.
(7)	Represents a 10-year fixed-for-floating power price swap. See Item 2 “Properties—Operating Projects—Gulf Wind.”
(8)	Reflects the corporate credit ratings of the Province of Manitoba, which owns 100% of Manitoba Hydro-Electric.
(9)	Reflects the corporate credit ratings of the Province of Ontario, which owns 100% of the Independent Electricity System Operator (“IESO”), formerly the Ontario Power Authority.
(10)	Represents a 20-year fixed-for-floating swap. See Item 2 “Properties—Operating Projects—El Arrayán.”
(11)	Represents a fixed-for-floating swap of more than ten years duration. See Item 2 “Properties—Operating Projects—Panhandle 1 and Panhandle 2.”
(12)	Represents a 13-year fixed-for-floating swap. See Item 2 “Properties—Construction Project—Logan’s Gap.”

Each of our projects has gone through a rigorous vetting process in order to meet our investment and our lenders’ financing criteria. The development of each project was managed and overseen by our management team over a period of several years and each project was designed to meet or exceed industry, environmental, community and safety standards applicable for industrial-scale power projects. As a result, our projects generally have the following characteristics:

•	multi-year on-site wind data analysis tied to one or more long-term wind energy reference sources. Pattern Development employs a full-time, five-person meteorological team that manages and verifies third party wind analysis. Our wind analysis is carefully vetted through detailed studies by internal and independent experts in meteorology and statistics to derive an expected production profile based on daily and seasonal wind patterns, structural interference, topography and atmospheric conditions. Our average on-site wind data collection is over four years (or approximately seven years including post-construction data collection);

•	long-term power sale agreements designed to ensure a predictable revenue stream. As is typical in our industry, we sell our electricity at a fixed price on a contingent, as-produced basis such that only the electricity that we generate is sold to and must be purchased by the counterparty at the agreed price. Our power sale agreements have a weighted average remaining contract life of approximately 16 years;

•	contractually secured real estate property and easement rights for a period well in excess of the project’s expected useful life and contractual obligations. Each of our projects has land rights for 30 years or more;

•	a firm right to interconnect to the electricity grid through interconnection agreements, which define the cost allocation and schedule for interconnection, as well as any upgrades required to connect the project to the transmission system. Our interconnection agreements allow our projects to connect to the electricity transmission system. Market rules and protocols generally govern dispatch of our electricity generation and allow it to flow freely into the grid as it is produced, except in very limited circumstances where our projects can be curtailed, for example during system emergencies. Our projects in Ontario are subject to economic dispatch; however, we are compensated by our power purchaser for curtailed production in excess of a specified annual threshold. To date, except for compensated curtailment, our projects have on average been curtailed less than 1% per year;

•	long-term, limited-recourse, amortizing project financing designed to match the long-lived nature of our power projects and the related power sales agreements. The interest rates on our long-term loans are fixed for the tenor of the loans or are subject to fixed-for-floating swaps that match the amortization schedules of the debt;

•	all necessary construction and operating permits and other requisite federal, state or provincial and local permits, and regulatory approvals secured, which critical permits typically include federal aviation, state or provincial environmental approvals and local zoning and land-use permits and are designed to protect the community, cultural resources, plants, animal and other affected resources at or near the facility;

•	fixed-price turbine supply and construction contracts with guaranteed completion dates to ensure that our projects are completed on time and within the estimated budget. The construction period for our projects has typically been less than one year, although in certain instances circumstances warrant a longer construction period;

•	an operations and maintenance service program based on our own on-site personnel and central operations management as well as equipment warranties and service arrangements with qualified contractors experienced in wind project maintenance. We have existing turbine equipment warranties for approximately 82% of our operating turbine units; and

•	safety, environmental and community programs to support our existing projects and relationships in the communities in which we operate.

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

We believe it is important to employ our own personnel in aspects of our business that we deem critical to the value of our projects but to contract with reliable third parties for on-going major maintenance of our turbines and similar specialized services such as repairs on our substations or transmission lines. As a result, we employ on-site personnel, maintain a 24/7 operations control center to monitor our projects and control all critical aspects of commercial asset management. We also believe it is important to invest in our employees to give our operating personnel the tools to pursue our objectives through regular training, performance incentives, integrating teams of different experts, use of advanced software programming and regular upgrading of our automated systems. See Item 1 “Business—Organization of Our Business.”

Completing Our Construction Projects on Schedule and Within Budget

We promote the success of our business by completing our construction projects on schedule and within budget, transitioning projects under construction to commercial operation on a timely basis and efficiently operating our projects to maximize project revenues and minimize operating costs. We expect our one construction project to increase our owned capacity by 164 MW in 2015, for an aggregate of 1,636 MW together with our currently operating projects.

We utilize experienced, creditworthy contractors and proven technology to build high-quality power projects. In addition, over the past 12 years, our management team has overseen the construction and commencement of commercial operations of 30 wind power projects, and our project and construction management capabilities are well respected throughout our industry. By capitalizing on these significant construction and operational resources available to us, including those available to us through the Management Services Agreement, we intend to complete the construction and commence commercial operations at our construction projects in accordance with construction schedules and within budget.

Maintaining a Prudent Capital Structure and Financial Flexibility

We intend to maintain a conservative approach to our capital structure to protect our ability to pay regular dividends and fund investments to provide for future growth. Power projects by their nature require significant upfront capital investment and as a result we believe it prudent to match these long-lived assets with long-term debt and/or equity. The average maturity of our project-level term debt is approximately 11 years, although our scheduled loan amortization is typically 18 years or more, and we have an expected average annual debt service coverage ratio over the remaining scheduled loan amortization periods of approximately 1.7 to 1.0. This prudent capital structure coupled with our predictable price for our electricity and our standard operations and maintenance programs help to achieve a stable cash flow profile.

Three of our projects, Panhandle 1, Panhandle 2 and Logan’s Gap, with an aggregate owned capacity of 483 MW, are, or will be, financed in part by long-term tax equity investments and do not have any long-term project debt.

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

We expect that new opportunities will arise from our relationship with Pattern Development, which provides us with the opportunity to acquire projects that it successfully develops and efficiently completing construction and achieving commercial operations at these projects

Below is a summary of the Identified ROFO Projects that we expect to acquire from Pattern Development in connection with our Purchase Rights in the next two years. We have commenced discussions with Pattern Development with respect to the acquisition of each of the K2 and Amazon projects pursuant to our Purchase Rights, and, in the case of the Amazon project, Pattern Development has made an application to FERC seeking prior authorization to transfer its interest in such project to us. The filing of the application with FERC does not obligate us to enter into any transaction and no agreement as to the material terms has been reached with respect to either the K2 or Amazon projects. The terms of such transaction, if any, and the timing thereof, remain subject to discussions among the parties. For additional discussion on the Identified ROFO Projects, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Transactions”.

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start(1)	Commercial Operations(2)	Contract Type	Rated(3)	Pattern Development- Owned(4)
Gulf Wind(5)	Operational	Texas	2008	2009	Hedge	283	76
K2	In construction	Ontario	2014	2015	PPA	270	90
Armow	In construction	Ontario	2014	2015	PPA	180	90
Meikle	Ready for financing	British Columbia	2015	2016	PPA	185	185
Conejo Solar	Ready for financing	Chile	2015	2016	PPA	104	73
Belle River	Securing final permits	Ontario	2016	2017	PPA	100	50
Henvey Inlet	Late stage development	Ontario	2016	2017	PPA	300	150
Amazon	Ready for financing	Indiana	2015	2015 / 2016	PPA	150	116
Mont Sainte-Marguerite	Late stage development	Québec	2016	2017 / 2018	PPA	147	147

						1,719	977

1)	Represents date of actual or anticipated commencement of construction.
2)	Represents date of actual or anticipated commencement of commercial operations.
3)	Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of wind and other conditions, a project or a turbine will not operate at its rated capacity at all times and the amount of electricity generated will be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors discussed elsewhere in this Form 10-K.

4)	Pattern Development-owned capacity represents the maximum, or rated, electricity generating capacity of the project multiplied by Pattern Development’s percentage ownership interest in the distributable cash flow of the project.
5)	We have a call right to acquire Pattern Development’s retained interest in the Gulf Wind project, at fair market value, at any time between October 2, 2014 and October 2, 2015.

Our management team will rigorously review and analyze new market opportunities and selectively consider opportunities offered by Pattern Development as well as those offered by other third parties, either independently or jointly with Pattern Development. From time to time, we may submit bids in connection with third party acquisition opportunities. These bids can be binding bids or non-binding bids, can be for single assets or a group of assets, and (if accepted) can be material acquisitions for us. There can be no assurance any such bids will be accepted. We believe our management team provides us with the experience to bring both currently owned and subsequently acquired domestic and international power projects online.

Reintegration of Pattern Development Employees

Under the terms of the Management Services Agreement, upon the completion of the first 20 consecutive trading day period during which our total market capitalization is no less than $2.5 billion, the employees of Pattern Development will become our employees. We refer to this event as the employee reintegration. For the purposes of determining the employee reintegration date, total market capitalization will be determined by multiplying the number of our issued and outstanding Class A shares and the closing price of our Class A shares as reported on the then primary stock exchange on which our Class A shares are listed. We will not be required to make any payments to Pattern Development upon the occurrence of the employee reintegration, other than the payment of any statutory severance payments that may as a result be due and payable to employees in certain jurisdictions outside the United States. The employee reintegration will result in our complete internalization of the administrative, technical and other services that were initially provided to us by Pattern Development under the Management Services Agreement. The occurrence of the employee reintegration will neither alter our Purchase Rights nor the terms of the Management Services Agreement.

Upon the employee reintegration, we expect that our principal focus will continue to be owning operational and under-construction power projects. However, the employee reintegration is expected to enhance our long-term ability to independently develop projects and grow our business. Following the employee reintegration, we will continue to provide management and other services to Pattern Development (including services from the reintegrated departments of Pattern Development) to the extent required by Pattern Development’s remaining development activities, and Pattern Development will continue to pay us for those services primarily on a cost reimbursement basis.

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

Long-Term, Fixed-Price Power Sale Agreements. We believe our long-term, fixed-price power sale agreements with eleven distinct creditworthy counterparties will deliver stable long-term revenues, although we note that the credit rating of PREPA, the Puerto Rican counterparty to our Santa Isabel project’s PPA, was downgraded a number of times in 2014. Our power sale agreements cover 89% of the electricity to be generated across our projects with a weighted average remaining contract life of approximately 16 years.

Geographically Diverse Markets and Wind Regimes. Our geographically diverse projects are located across regions generally characterized by high demand for renewable energy, documented reliable wind resources, deregulated energy markets and favorable renewable energy policies. The geographic diversity of our projects—from California to Puerto Rico, and Manitoba to Chile—helps insulate us against regional wind fluctuations as well as the possibility of adverse regulatory conditions in any one jurisdiction.

State-of-the-Art Wind Turbine Technologies. Our projects utilize state-of-the-art, proven, reliable wind turbine technologies. Our projects utilize Siemens 2.3 MW, Mitsubishi MWT95/2.4 and GE 1.85-87 wind turbines, some of the most reliable and proven turbine technologies available in the market. The wind turbines were in each case specifically selected for the site conditions to ensure optimal performance and longevity of the machines. Our turbines have an average age of approximately two years.

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

Pattern Development also has teams devoted to engineering, legal and project financing that enable it to develop and construct projects through to commercial operations. We believe Pattern Development’s focus on project development combined with our project Purchase Rights will complement our acquisition strategy, which focuses on the identification and acquisition of operational and construction-ready power projects.

Our Proven Management Team

Our proven management team has extensive experience in all aspects of the independent power business, a demonstrated track record of success in power project investment management, operation and construction. Our management team and Pattern Development’s team include professionals who have a history of financial and technological innovation in the power industry as well as a proven track record in managing energy assets during both periods of growth and economic challenge. Before forming Pattern Development in 2009, our and Pattern Development’s management teams developed, financed, constructed or acquired and operated 2,100 MW of wind power projects, as well as transmission projects and other power projects. Since the formation of Pattern Development in 2009, the Pattern Development management team has acquired and developed the operational and in-construction wind power projects that comprise our owned capacity of 1,636 MW, including a 57% increase in owned capacity since the time of our initial public offering, and a 4,500 MW portfolio of development assets, which we have preferential rights to acquire as described above in Item 1 “Business—Our Relationship with Pattern Development.” Additionally, our and Pattern Development’s management teams have extensive acquisition, finance and commodity-hedging expertise, allowing us to react to opportunities, optimize our capital structure and manage risk. We believe our and Pattern Development’s management teams’ extensive experience and involvement in bringing domestic and international power and infrastructure projects, from the initial development stage through financing to on-going operations and maintenance, positions us to operate our projects efficiently and generate strong cash available for distribution.

Organization of Our Business

Our business is organized around our current projects. In the future, we expect that our business will include additional operating and construction-ready projects acquired from Pattern Development and other third parties. In addition to our executive officers, we employ 58 full-time staff in key functional areas associated with construction and engineering, operations and maintenance, and commercial management. We rely on some services to be performed by third parties, including Pattern Development, but have all the core functions required for overseeing constructing, operating and managing of our projects.

Operations and Maintenance

Our operations team’s objective is to maximize revenues from each of our projects rather than focus solely on technical plant performance metrics. In order for us to maximize our revenues, we seek to operate and maintain our equipment so that we can ensure our equipment is productive during times of optimal wind resources and power prices. Our approach to achieving efficient operations involves the following key strategic objectives:

•	Safety. We believe that the safety of our workers, our contractors, our visitors and the community is paramount and takes precedence over all other aspects of operations. We demonstrate this through promoting a strong safety culture, implementing a formal safety management program, employing a full time in-house safety program manager and conducting annual site safety audits.

•	Equipment reliability and fleet management. We have selected high-quality equipment with a goal of having a concentration of equipment from top manufacturers. We employ the Siemens 2.3 MW turbine at ten of our twelve project sites, the Mitsubishi MWT95/2.4 at one site and the General Electric GE 1.85-87 at the twelfth site. With a combination of high-quality equipment and scale, we have structured our fleet such that we may:

•	expect high availability and long-term production from the equipment;

•	develop operating expertise and experience, which can be shared among our operators;

•	obtain a high level of attention and focus from the manufacturer; and

•	maintain a shared spare parts inventory and common operating practices.

•	Long-term service and maintenance. Good operating performance begins with a long-term maintenance approach to the equipment. While approximately 82% of our operating turbine units remain under original or extended warranty, on-going maintenance and replacement of parts is essential to equipment longevity. All of our wind turbines are managed either under service or warranty agreements that ensure regular repair and replacement of parts. In some situations, we conduct competitive solicitations between the manufacturers as well as top-tier, third-party, independent service providers for conducting wind turbine service and maintenance. As a matter of operating practice, our turbine service program typically does not require shut down of the entire facility and is performed around the project’s production profile to minimize lost revenue.

•	Inspection. As our warranty contracts and service arrangements expire, we conduct extensive third-party end of warranty inspections to identify any potential equipment or service issues which can be remedied by the manufacturer pursuant to their contractual obligations under the warranty and ensure the projects start their post-warranty periods with reliably functioning equipment.

•	Staff training. We employ highly experienced personnel from a variety of power generation sectors. In addition, we bring into the organization a broad base of best industry practices. After hiring, we provide our operators with on-going training, in-house and from manufacturers and from third parties, to keep them current on latest industry practices and experiences.

•	Focus on our value-added capabilities. In order to maximize efficiencies, we concentrate our resources on our core operating areas. In particular, we believe it is critical to have on-site management personnel that are our employees and provide oversight of all site activities to ensure our safety and financial objectives have priority. We contract with third parties, often the turbine manufacturer, for on-going major maintenance of the turbines and similar specialized services such as repairs on our substations or transmission lines.

•	Maximize structural efficiencies. Our operating resources are allocated across three key areas, site operations, our 24/7 OCC and other central support services.

•	Site-operators. All of our projects have our employees as on-site operators, which allows for direct management of the projects and all contractors working on site. In addition, these individuals also strive for a high level of involvement in the communities we serve, including with respect to our power purchasers, the regulatory agencies and local communities. Each of our projects has the latest, state-of-the-art supervisory control and data acquisition systems that help us efficiently assess operating faults and plan preventative maintenance.

•	24/7 Operations Control Center. Our OCC, located in Houston, Texas, focuses on monitoring and controlling each of our 882 wind turbines to prevent downtime, monitoring regional and local climate, tracking real time market prices and, for some of our projects, monitoring certain environmental activities. In addition, the OCC supports various other central activities such as safety, power marketing, and regulatory compliance, and it maintains constant communications with each of our site operators, which frees our site operators to concentrate on day-to-day equipment and safety activities.

•	Central Support Services. In addition to our OCC, our Houston office also hosts the balance of our operations organization which provides critical support to the operating projects. This team includes our operations management team and specialists in safety, environmental management, regulatory compliance, contract management, turbine specialists and asset administration.

•	Equipment improvements. We believe that our foundation of reliable and proven equipment allows us to make further operating improvements over time. For example, we have retrofitted the blades at our

Hatchet Ridge and St. Joseph sites with vortex generators and dino tails to improve the shape of the power curve and thus the production at these sites. We are also in continuing discussions with the turbine manufacturers and other innovative suppliers regarding new technologies to identify additional promising solutions which will improve our projects’ performance and increase our electricity generation.

Commercial Management

Our commercial management group is tasked with protecting the long-term value of our projects’ commercial arrangements. We have adopted a commercial strategy of managing our projects and other assets with an in-house commercial management group acting as “owners’ representatives.” The role of the commercial management group is to oversee contract management, environmental management, community relations, power marketing and finance and to closely monitor the performance of each project from an owner’s point of view in order to maximize financial performance and minimize risk. Although the commercial management group manages the day-to-day aspects of commercial management, functional and managerial expertise is often brought in to support key areas such as legal, finance and power marketing.

•	Contract Management. With a group of seasoned managers, our commercial management group optimizes the commercial performance of our assets, services the project debt, manages project agreements and compliance with relevant laws, regulations and rules and has ultimate responsibility for the financial performance of each project. The team also manages our real estate obligations as well as our corporate insurance program, local government obligations, home office, remote facilities and mobile assets. Our commercial management group also facilitates a seamless transfer of responsibilities from the development team through construction to commercial operations in order to ensure all contractual and regulatory obligations are clearly captured and tracked in a formal compliance program.

•	Environmental Management and Community Relations. Adaptive environmental management is increasingly the standard by which power projects are managed. Our company has been a leader in adopting strategies to minimize environmental impacts, such as bird and bat fatalities. Each project has different circumstances so our environmental and community programs range from hiring of local personnel and historical preservation to use of advanced radar systems to monitor birds and bats and presence of on-site biologists to assist in species recognition and mitigation management. By proactively addressing the concerns of the regions, our environmental management and community relations programs seek to minimize additional costs and burdens from a potential increase in regulations or law suits.

•	Power Marketing. A crucial element of a successful project is assuring revenue from the sale of power and other environmental attributes. We manage the risk associated with fluctuations in electricity prices across our business by seeking to commit the electricity we generate under long-term, fixed-price power sale agreements and have secured 89% of our electricity sales under such arrangements. Our uncontracted power and renewable attributes are sold in the spot-market or under shorter term contracts to optimize revenue realization. We believe this management philosophy will result in a steady, predictable source of revenue for each of our projects.

•

Finance. Our projects are typically funded with construction financing during the construction phase which converts to long-term financing when the project commences commercial operations. Debt at each individual project is project financed, which means that, with very limited exceptions, the lenders have no or only limited recourse to other assets of the company other than the assets that are being financed. Debt for our projects is typically provided by commercial banks and institutional lenders that have the expertise to evaluate the risks associated with the construction and operation of a wind power project, including evaluation of the equipment technology, construction, operations and wind resources. These lenders provide construction financing for many sizable industrial and infrastructure projects. Since debt comprises a significant portion of total project capitalization, achievement of construction financing is a general indication that lenders and their independent consultants have carefully evaluated the project and find it viable for long-term financing. Given the complexity involved in financing large infrastructure assets, projects are often completed with a syndicate of lenders, and the credibility we have established among the financial community allows lenders to have confidence in the quality of our projects and enables us to secure competitive financing terms and other financing efficiencies for our projects. Over the years, our team has developed close relationships with many of the active renewable energy lenders.

Engineering and Construction

The key leadership in our engineering and construction group resides within our company, which provides us with the in-house capabilities required to evaluate and manage a project’s design and construction processes. We will rely as necessary upon additional personnel from third-party sources and Pattern Development with respect to the construction of our projects. We also typically enter into fixed-price construction contracts for our projects’ with a guaranteed completion date to encourage completion on time and within budget.

Project design involves close and frequent communication with both field development personnel as well as the construction contractor in order to develop a project that conforms to local geotechnical and topographic characteristics while accommodating permitting and real estate restrictions. Pattern Development also strives to integrate experience obtained from operating projects in order to design projects with optimal maintenance and equipment-availability profiles. During construction, we are responsible for overseeing the construction contractor and turbine-vendor activities to ensure that the construction schedule is met. Collaboration among engineers and managers on each of our projects and our major equipment suppliers allows us to efficiently transition from construction to commercial operations and to identify and process technical improvements over the life-cycle of each project.

Our engineering and construction team is comprised of highly experienced project and construction managers and includes personnel who have supervised the design and on budget completion of construction of 30 wind power projects over the last twelve years. We set, and ensure compliance with, design specifications and take an active role in supervising field work, safety compliance, quality control and adherence to project schedules. Each project has a dedicated resident construction manager, and other engineering and construction functions are centralized, which allows the group to efficiently scale its resources to support our developing global platform and growth strategy.

Investing

We are organized in a manner that will allow us to independently and comprehensively evaluate investments in new projects. Key members of our management team, including Messrs. Garland, Armistead, Elkort, Lyon, and Pedersen, have spent extensive periods of their careers in the investment advisory, principal investment and finance fields.

As a major part of our growth strategy, we intend to seek to acquire projects that would contribute measurable amounts to our Adjusted EBITDA and our cash available for distribution. Our approach to project selection is focused on projects (i) with strong economics that will support our long-term financial goals, as determined by intensive analysis and in-depth due diligence, (ii) in which we can add value and which have characteristics that are strategically compatible with our other projects and overall business, and (iii) which meet our core values, including our commitments to environmental stewardship and being a good neighbor in the communities in which our projects are located. To achieve proper investment management, we have implemented processes to ensure rigorous analysis and proper internal approval controls, including preparing formal investment approval documentation, maintaining strict limits on delegation of authority for making capital commitments, and vetting our assumptions with independent technical experts and advisors. In addition, we believe that alignment and independence is critical to successful investing. As a result, we require that our executive officers maintain a minimum ownership interest in our company. Our Board of Directors has formed a conflicts committee to review specific matters that the Board of Directors believes may involve conflicts of interest, primarily transactions with Pattern Development or its affiliates to determine whether such transactions are fair to and in the best interest of us and our stockholders.

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

Project	Supplier	Number of Turbines	Turbine Type
Operating Projects
Gulf Wind	Mitsubishi	118	MWT 95/2.4
Hatchet Ridge	Siemens	44	SWT-2.3-93
St. Joseph	Siemens	60	SWT-2.3-101
Spring Valley	Siemens	66	SWT-2.3-101
Santa Isabel	Siemens	44	SWT-2.3-108
Ocotillo	Siemens	112	SWT-2.3-108
South Kent	Siemens	124	SWT-2.3-101
El Arrayán	Siemens	50	SWT-2.3-101
Panhandle 1	General Electric	118	1.85 - 87_60Hz_80m
Panhandle 2	Siemens	79	SWT-2.3-108
Grand	Siemens	67	SWT-2.3-101
Construction Projects
Logan’s Gap	Siemens	87	SWT-2.3-108

To date, our projects listed above have purchased or agreed to purchase 733 turbines from Siemens. Siemens has been active in the wind power industry since 1980. It has a reputation for conservative engineering, robust design and high reliability. The SWT-2.3MW turbine technology has a significant and well established track record. First installed in February 2005, Siemens has installed 6,971 SWT-2.3MW turbines worldwide, with 3,429 in the United States, as of the most current Siemens reference list dated September 30, 2014. Siemens data indicates that fleet availability for the 2.3MW turbine class exceeds 97%, and our Siemens fleet availability was 97.4% in 2014. Apart from Siemens we have relationships with other reputable turbine manufacturers such as General Electric and Mitsubishi. Some of our future projects may utilize turbines from these and other manufacturers.

Our Ocotillo and Santa Isabel (Siemens) and Gulf Wind (MHI) projects have experienced certain blade failures in the last two years. We believe the Siemens blade failures have been fully addressed. Since commercial operation of Gulf Wind, four blades have failed. We have been working with MHI to complete a root cause analysis, testing of the 354 blades at the project, and development of a protocol for determining which blades might have sufficient deficiencies that could pose a threat to long-term reliable operation. As of February 15, 2015, MHI has replaced, or is scheduled to replace, 55 blades under the equipment warranty. While the testing and replacement of blades has adversely affected turbine availability at Gulf Wind, MHI has compensated us for the turbine down time under our equipment warranty. MHI has agreed to extend the equipment warranty until November 2015 while we continue discussions on addressing a longer term arrangement to address these potential deficiencies, although we can give no assurance that we will be able to reach any longer term agreement with MHI.

Other important suppliers include engineering and construction companies, such as M. A. Mortenson Company, RES-Americas and Blattner Energy, Inc., with whom we contract to perform civil engineering, electrical work and other infrastructure construction for our projects. We believe there are a sufficient number of capable engineering and construction companies available in our markets to meet our needs.

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

Customers

We sell our electricity and environmental attributes, including RECs, primarily to local utilities under long-term, fixed-price PPAs or, in limited instances, local liquid ISO markets. For the year ended December 31, 2014, San Diego Gas & Electric (“SDG&E”), Manitoba Hydro, Electric Reliability Council of Texas (“ERCOT”), NV Energy, Inc. (“NV Energy”) and Pacific Gas and Electric Company (“PG&E”) accounted for 22%, 14%, 14%, 11%, and 11%, respectively, of our total revenue.

Hedging Activity

To the extent that PPAs are not available in a given market, but market prices allow for acceptable project economics, we will enter into hedging agreements to obtain a fixed price for the energy output of our projects. We enter into these hedging agreements to reduce our exposure to potential volatility in spot-market electricity prices. We typically seek to hedge volumes that are expected to be exceeded 99.0% of the time. Those hedging agreements are executed for a monthly or hourly production profile that matches the forecasted production profile of the project. We will also consider hedging agreements beyond the initial volume up to an amount that is expected to be exceeded over half the time. Those hedging agreements are executed, on an overnight basis, in order to reduce volatility of our cash flows.

We also enter into interest rate hedging agreements to convert floating-rate debt to fixed-rate debt for some of our projects. Additionally, we occasionally enter into currency exchange rate hedging agreements to manage construction costs that may be payable or receivable in a foreign currency and do not have a same currency offset.

In 2015, we expect to initiate a program of exchange rate management due to the substantial portion of our electricity sales that are Canadian dollar denominated. For additional information regarding our hedging activities, please read Item 7A “Quantitative and Qualitative Disclosure about Market Risk.”

Structure of Our Company

(1)	These funds and these employees hold indirect interests in Pattern Development.
(2)	Pattern Development holds an interest of approximately 27% in Gulf Wind, representing Pattern Development-owned capacity of 76 MW.
(3)	Subsequent to our issuance of shares and the sale of the shares held by Pattern Development on February 9, 2015, Pattern Development’s ownership interest in us was reduced to approximately 25%, while public and management ownership increased to approximately 75%.

Employees

As of December 31, 2014, we had 69 full-time employees of whom 21 are based in our corporate headquarters, 25 are based at our project sites and 23 are based at our other offices, including our OCC, in Houston, Texas. None of our employees are represented by a labor union or covered by any collective bargaining agreement. We consider our employee relations to be good.

Insurance

We maintain insurance on terms generally carried by companies engaged in similar business and owning similar properties in the United States, Canada and Chile and whose projects are financed in a manner similar to our projects. As is common in the wind industry, however, we do not insure fully against all the risks associated with our business either because insurance is not available or because the premiums for some coverage are prohibitive. For example, we do not maintain war risk insurance. We maintain varying levels of insurance for the development, construction and operation phases of our projects, including property insurance, which, depending on the location of each project, may include catastrophic windstorm, flood and earthquake coverage (CAT coverage); transportation insurance; advance loss of profits insurance; business interruption insurance; general liability and umbrella liability insurance; time element pollution liability insurance; auto liability insurance; workers’ compensation and employer’s liability insurance; and (except in Chile) title insurance. The “all risk” property insurance coverage is currently maintained in amounts based on the full replacement value of our projects (subject to certain sub-limits for windstorm, flood and earthquake risks) and the business interruption insurance generally provides 15 months of coverage in amounts that vary from project to project based on the revenue generation potential of each project. All types of coverage are subject to applicable deductibles. We generally do not maintain insurance for certain environmental risks, such as environmental contamination.

Industry

Wind power has been one of the fastest growing sources of electricity generation in North America and globally over the past decade. According to the Global Wind Energy Council, or “GWEC,” from 2001 through 2013, total net electricity generation from wind power in the United States and Canada grew at a CAGR of 27% and 37%, respectively. The growth in the industry is largely attributable to renewable energy’s increasing cost competitiveness with other power generation technologies, the advantages of wind power over other renewable energy sources and growing public support for renewable energy driven by concerns regarding security of energy supply and the environment. As global demand for electricity generation from wind power has increased, technology enhancements—supported by U.S. government incentives—have reduced the cost of wind power by more than 80% over the last twenty years, according to the American Wind Energy Association, or “AWEA.”

The United States is the largest producer of wind power in the world. According to the U.S. Department of Energy, or “DOE,” wind power was the second largest source of new electricity generating capacity in the United States after natural gas for six of the seven years between 2005 and 2011. According to AWEA, wind power became the leading source of new electricity generating capacity in the United States for the first time in 2012. In addition, according to AWEA, the American wind energy industry installed 4,854 MW in 2014 and the U.S. now has an installed wind capacity of 65,879 MW with over 12,700 MW of wind currently under construction. The success of wind power in the United States is evidenced by over $120 billion in investments to date, according to AWEA.

Renewable energy sources in the United States have benefited from various federal and state governmental incentives, such as production tax credits and investment tax credits. Production tax credits and investment tax credits for wind energy expired on January 1, 2014, unless construction began before January 1, 2015 and further extensions are under consideration for renewal in 2015. Whether the credits will be extended in the future, and the form of any such extension, is uncertain.

The Canadian wind power industry has also experienced dramatic growth in recent years. In 2014, Canada experienced 1,416 MW of new installed wind power generating capacity. This investment resulted in wind power generating capacity in Canada reaching approximately 9,219 MW as of December 2014. According to the Canadian Wind Energy Association, or “CanWEA,” new installed wind power generating capacity is expected to average 1,500 MW annually over the next four years. Ontario, one of our markets, is the national leader in installed capacity, with approximately 2.4 gigawatts, or “GW,” of wind power generating capacity, although recent changes to the Ontario government FIT regime may make future projects less attractive and PPAs more difficult to obtain. CanWEA forecasts total wind power generating capacity in Canada to exceed 12 GW by 2016.

Chile, also one of our markets, has an abundant wind resource, which GWEC estimates could provide the potential for more than 40 GW of generating capacity. In the first nine months of 2014, Chile installed 382MW of wind capacity, tripling 2013’s 130MW of new build, according to the state-run Renewable Energy Centre (CER). That brought the country’s total wind power capacity to 737MW, more than double the 335MW cumulative figure at the end of 2013.

Following the nuclear meltdown at the Fukushima Daiichi plant in 2011, the Japanese government has placed a greater emphasis on the development of renewable resources in order to reduce its reliance on nuclear power, having released its Innovative Strategy for Energy and the Environment in September 2012. By 2030, the plan calls for renewable power generation to triple compared to 2010, reaching about 30% of total generation. In 2012, Japan also introduced a feed-in-tariff program that offers fixed-term, fixed-price contracts (up to 20 years) to renewable power projects.

Mexico’s Congress has enacted sweeping reforms to its electric generation industry over the past year, opening new opportunities for private investment in generation and creating an obligation to obtain at least 35% of its generation from clean sources by 2024. High prices and strong load growth were key factors in encouraging the reforms, and Mexico’s SENER (Secretaria de Energia) has published rules for interconnection and the new market regime. Mexico has substantial wind and solar resources, and thus far has only developed a few thousand megawatts of wind generation from the pre-reform system. It is anticipated that several thousand megawatts of wind generation will be developed over the next few years.

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

While we currently operate solely in wind power markets, we expect to continue to evaluate other types of independent power projects for possible acquisition, including renewable energy projects other than wind power projects and non-renewable energy projects. In September 2014, we announced the addition of our first solar project, the 104MW Conejo Solar photovoltaic power project in Chile, to our list of Identified ROFO Projects.

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

We incur costs in the ordinary course of business to comply with these laws, regulations and permit requirements. We do not anticipate material unplanned capital expenditures for environmental controls for our operating projects in the next several years. However, these laws and regulations frequently change and often become more stringent, or subject to more stringent interpretation or enforcement. Future changes could require us to incur materially higher costs.

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

Environmental Permitting—United States

We are required to obtain from U.S. federal, state and local governmental authorities a range of environmental permits and other approvals to build and operate our projects, including, but not limited to, those described below. In addition to being subject to these regulatory requirements, we could experience and have experienced significant opposition from third parties when we initially apply for permits or when there is an appeal proceeding after permits are issued. The delay or denial of a permit or the imposition of conditions that are costly or difficult to comply with can impair or even prevent the development of a project or can increase the cost so substantially that the project is no longer attractive to us.

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

Ontario Renewable Energy Approvals

Our projects in Ontario are subject to Ontario’s Environmental Protection Act, which requires proponents of significant renewable energy projects to obtain a Renewable Energy Approval (“REA”). The REA application requires a variety of studies on environmental, archeological and heritage issues. Significant public consultation, as well as consultation with indigenous communities, is also required. Before issuing a REA, the Ontario Ministry of the Environment evaluates a broad range of potential impacts, including on wildlife, wetlands and water resources, communities, scenic areas, species and heritage resources, as well as impacts on people and communities. This review can be time consuming and expensive, and an approval can be rejected or approved with conditions that are costly or difficult to comply with. Renewable energy approvals are also subject to appeal by third parties and can result and have resulted in lengthy appeal tribunal hearings.

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

Endangered Species Legislation

Our Canadian renewable energy projects may be subject to endangered species legislation, either federally or provincially, which prohibits and imposes stringent penalties for harming endangered or threatened species and their habitats. Our projects may also be subject to the Migratory Birds Convention Act, which protects the habitat of migratory species, and which may also trigger federal “Species at Risk” requirements. Because the operation of wind turbines may result in injury or fatalities to birds and bats, avian and bat risk assessments are generally required both prior to permits being issued for projects and after commercial operations. In Ontario, if any of the affected species are listed as endangered or threatened, permits under the Endangered Species Act may also be required.

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

Environmental Permitting – Chile

Ministry of Environment, Environmental Assessment Service and Superintendency of Environment

The Ministry of the Environment, the Environmental Assessment Service and the Superintendency of Environment are primarily responsible for environmental issues in Chile, including those affecting the wind industry. The Ministry of the Environment is responsible for the formulation and implementation of environmental policies, plans and programs, as well as for the protection and conservation of biological diversity and renewable natural resources and water resources and for promoting sustainable development and the integrity of environmental policy and regulations. The Environmental Assessment Service is responsible for assessing whether projects that might have an adverse effect on the environment comply with Chilean environmental laws and regulations. The Environmental Assessment Service coordinates the environmental impact assessment process, whose final qualifications are granted by the competent regional Environmental Assessment Commission. The Superintendency of the Environment’s primary responsibilities are monitoring compliance with the terms of the corresponding environmental licenses, as well as monitoring compliance with government plans to prevent environmental damage or to clean or restore contaminated geographical areas. The Superintendency of the Environment has the power to suspend, terminate, or impose fines, for activities that it deems to have an adverse environmental impact, even if such activities comply with a previously approved environmental impact assessment.

The Environmental Courts, and Health and Safety

The Environmental Courts are principally responsible for hearing appeals of determinations made by the Superintendency of the Environment and for adjudicating claims for environmental damage.

Companies in the wind energy sector, like all Chilean companies, must comply with the general principles concerning employee health and safety contained in the Chilean Sanitary Code, Labor Code and other labor and health regulations. The Chilean Health Ministry and the Department of Labor are responsible for the enforcement of those standards, with the authority to impose fines among other sanctions. In addition, the Superintendence of Electricity and Fuels has the responsibility to monitor compliance and also the authority to impose fines and stop operations of violators.

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

Intellectual Property

In September 2014, we exercised our right to acquire the name “Pattern” and the Pattern logo from Pattern Development, and granted to Pattern Development a license to use the name “Pattern” and the Pattern logo. We have registrations and pending applications for registration of marks in the United States, Canada and Chile. We do not own any intellectual property material to the conduct of our business. We also own various information that includes, without limitation, financial, business, scientific, technical, economic, and engineering information, formulas, designs, methods, techniques, processes, and procedures, all of which is protected confidential and proprietary information.

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

The revenue generated by our projects is principally dependent on the number of MWh generated in a given time period. The quantity of electricity generation from a wind power project depends heavily on wind conditions, which are variable. Variability in wind conditions can cause our project revenues to vary significantly from period to period. We base our decisions about which projects to acquire as well as our electricity generation estimates, in part, on the findings of long-term wind and other meteorological studies conducted on the project site and its region, which measure the wind’s speed, prevailing direction and seasonal variations. Projections of wind resources also rely upon assumptions about turbine placement, wind turbine power curves, interference between turbines and the effects of vegetation, land use and terrain, which involve uncertainty and require us to exercise considerable judgment. We may make incorrect assumptions in conducting these wind and other meteorological studies. Any of these factors could cause our projects to generate less electricity than we expect and reduce our revenue from electricity sales, which could have a material adverse effect on our business, financial condition and results of operations.

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

There may be delays or unexpected developments in completing our current and any future construction projects, which could cause the construction costs of these projects to exceed our expectations. Most of our construction projects are constructed under fixed-price and fixed-schedule contracts with construction and equipment suppliers. However, these contracts provide for limitations on the liability of these contractors to pay us liquidated damages for cost overruns and construction delays. We may suffer significant construction delays or construction cost increases as a result of underperformance of these contractors and equipment suppliers, as well as other suppliers, to our projects. For example, while we maintained a Q4 2014 commercial operation date, during the second half of 2014 we received claims for significant cost increases and schedule relief in the construction of Grand. Samsung C&T Canada Ltd. (a subsidiary of Samsung C&T Corporation), the project construction provider, has in correspondence asserted claims against Grand and the third party owner of an adjacent 100 MW solar project that jointly owns transmission facilities with Grand that were constructed by the project construction provider, totaling approximately C$56.3 million. Grand has, in turn, in correspondence asserted claims against the project construction provider totaling approximately C$53.1 million. Legal action has not yet been commenced by any party against the other in connection with the dispute, and the parties are seeking to resolve the dispute without arbitration. While we continue to be in ongoing discussions with the project construction provider with whom we had a fixed-priced and fixed-schedule contract regarding the validity of their claims and believe it may be possible to negotiate a settlement to the dispute where Grand’s remaining budgeted project contingencies could cover some or all of the settlement amount, no assurances can be given that we can reach a settlement, such settlement amount would be covered entirely by the remaining budgeted project contingencies or otherwise be favorable, arbitration or legal action will not be commenced, or we will not have to bear increased costs associated with this dispute which could make the return on our investment in the project less than expected. To the extent any settlement amount would not be covered entirely by the remaining budgeted project contingencies at Grand, we would be responsible for 45% of the uncovered amount, representing our proportional ownership interest in the project. Grand does not believe it is possible at this point to estimate the amount of any damages to be paid or received in connection with the dispute, and no reserve has been recorded in Grand’s financial statements. One of our partners in Grand is a related party to the project construction provider.

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

For example, our 101 MW Santa Isabel project located on the south coast of Puerto Rico sells 100% of its electricity generation including environmental attributes to PREPA under a 20-year PPA. The credit ratings of PREPA and the Commonwealth of Puerto Rico were downgraded multiple times in 2014. As of February 26, 2015, the credit rating of PREPA was Caa3, CCC, and CC by each of Moody’s, Standard & Poor’s, and Fitch, respectively, which ratings are all below investment grade. In addition, in June 2014, Puerto Rico enacted legislation purportedly to establish a regime for public corporations in Puerto Rico like PREPA to restructure their debt and other obligations. The validity of such legislation was challenged in U.S. federal court, and in February 2015, the court declared such legislation unconstitutional. The Secretary of Justice of Puerto Rico indicated the government will consider its next steps after reviewing the court’s decision. PREPA has entered into a forbearance agreement until March 2015 with certain of its lenders, and as a part of that agreement has hired a chief restructuring officer to produce a restructuring plan. While as of March 2, 2015, PREPA is current with respect to payments due under the PPA, a failure by PREPA to perform its payment obligations under the PPA, or a restructuring of its obligations under judicially determined valid legislation, may affect its obligations under the PPA which could have a material adverse effect on our business, financial condition and results of operations.

A prolonged environment of low prices for natural gas, other conventional fuel sources, or competing renewable resources could have a material adverse effect on our long-term business prospects, financial condition and results of operations.

Historically low prices for traditional fossil fuels, particularly natural gas, could cause demand for wind power to decrease and adversely affect both the price available to us under power sale agreements that we may enter into in the future and the price of the electricity we generate for sale on a spot-market basis. Approximately 11% of the electricity generated from our projects will be subject to spot-market pricing through at least April 2019. Low spot-market power prices, if combined with other factors, could have a material adverse effect on our results of operations and cash available for distribution. Additionally, cheaper conventional fuel sources or competing renewable resources could also have a negative impact on the power prices we are able to negotiate upon the expiration of our current power sale agreements or upon entering into a power sale agreement for a subsequently acquired power project. As a result, the price of our power or RECs subject to the open market could be materially and adversely affected, which could, in turn, have a material adverse effect on our results of operations and cash available for distribution. Accordingly, in such event, our future growth prospects could be adversely affected if we remain solely focused on renewable energy projects and are unable to transition to conventional power projects such as gas-fired power projects.

Natural events and operational problems may cause our power production to fall below our expectations.

Our electricity generation levels depend upon our ability to maintain the working order of our wind turbines and balance of the plant. A natural disaster, severe weather, accident, failure of major equipment, shortage of or inability to acquire critical replacement or spare parts, failure in the operation of any future transmission facilities that we may acquire, including the failure of interconnection to available electricity transmission or distribution networks, could damage or require us to shut down our turbines or related equipment and facilities, impeding our ability to maintain and operate our facilities and decreasing electricity generation levels and our revenues. For example, our Ocotillo and Santa Isabel (Siemens) and Gulf Wind (MHI) projects have experienced certain blade failures in the last two years. We believe the Siemens blade failures have been fully addressed. Since commercial operation of Gulf Wind, four blades have failed. We have been working with MHI to complete a root cause analysis, testing of the 354 blades at the project, and development of a protocol for determining which blades might have sufficient deficiencies that could pose a threat to long-term reliable operation. As of February 15, 2015, MHI has replaced, or is scheduled to replace, 55 blades under the equipment warranty. While the testing and replacement of blades has adversely affected turbine availability at Gulf Wind, MHI has compensated us for all of the turbine down time under our equipment warranty. MHI has agreed to extend the equipment warranty until November 2015 while we continue discussions on addressing a longer term arrangement to address these potential deficiencies, although we can give no assurance that we will be able to reach any longer term agreement with MHI. If these potential deficiencies do in fact occur and result in blade failures, replacement costs or other effects, and MHI does not address such deficiencies under the equipment warranty or other arrangement, any such effects could have a material adverse effect on our business, financial condition and results of operation.

In addition, climate change may have the long-term effect of changing wind patterns at our projects. Changing wind patterns could cause changes in expected electricity generation. These events could also degrade equipment or components and the interconnection and transmission facilities’ lives or maintenance costs. Even though our projects enter into warranty agreements with the turbine manufacturer for two- to ten-year terms, such agreements are typically subject to an aggregate maximum cap and there can be no assurance that the supplier will be able to fulfill its contractual obligations.

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

We have a relatively new portfolio of assets, including several projects that have only recently commenced commercial operations or that we expect will commence commercial operations prior to the end of 2015. Stockholders should consider our prospects in light of the risks and uncertainties growing companies encounter in rapidly evolving industries such as ours. Also, our anticipated near-term growth could make it difficult for us to manage our project expansion efficiently due to an inability to employ a sufficient number of skilled personnel or otherwise to effectively manage our capital expenditures and control our costs, including the requisite general and administrative costs necessary to achieve our anticipated growth. These challenges could adversely affect our ability to manage our current or future operating projects in an efficient manner and complete construction of our construction projects in a timely manner, either of which could have a material adverse effect on our business, financial condition and results of operation.

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

If our projects do not comply with applicable laws, regulations or permit requirements, or if there are endangered or threatened species fatalities at our projects, we may be required to pay penalties or fines or curtail or cease operations of the affected projects. Violations of environmental and other laws, regulations and permit requirements, including certain violations of laws protecting wetlands, migratory birds, bald and golden eagles and threatened or endangered species, may also result in criminal sanctions or injunctions.

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

Following the occurrence of the reintegration event, we will be faced with increased costs associated with employing a larger number of employees. If Pattern Development reduces the scope of its development activities and is therefore not paying us for the services of the reintegrated employees pursuant to the terms of the Management Services Agreement and our development activities remain insignificant, we may not immediately require the services of all such employees. Such events could have a material adverse effect on our business, financial condition and results of operation.

Our use and enjoyment of real property rights for our projects may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to our projects.

Our projects generally are, and any of our future projects are likely to be, located on land occupied pursuant to long-term easements, leases and rights-of-way. The ownership interests in the land subject to these easements, leases and rights-of-way may be subject to mortgages securing loans or other liens (such as tax liens) and other easement, lease rights and rights-of-way of third parties (such as leases of oil or mineral rights) that were created prior to our projects’ easements, leases and rights-of-way. As a result, certain of our projects’ rights under these easements, leases or rights-of-way may be subject, and subordinate, to the rights of those third parties. We perform title searches, obtain title insurance and enter into non-disturbance agreements to protect ourselves against these risks. Such efforts may, however, be inadequate to protect our operating projects against all risk of loss of our rights to use the land on which our projects are located, which could have a material adverse effect on our business, financial condition and results of operations. In addition, certain lands, such as lands under the jurisdiction of the U.S. Department of Interior’s Bureau of Land Management, or the “Bureau of Land Management,” are subject to contractual rights that permit the Bureau of Land Management to adjust rent due on properties to market terms. Any such loss or curtailment of our rights to use the land on which our projects are located and any increase in rent due on such lands could have a material adverse effect on our business, financial condition and results of operations.

Our operating projects are, and other future projects may be, subject to various governmental regulations, approvals, and compliance requirements that regulate the sale of electricity, which could have a material adverse effect on our business, financial condition and results of operations.

Our current projects in operation in the United States are operating as “Exempt Wholesale Generators,” or “EWGs,” as defined under the Public Utility Holding Company Act of 2005, as amended, or “PUHCA,” and therefore are exempt from certain regulation under PUHCA. Other than Gulf Wind, Panhandle 1 and Panhandle 2, our operating projects in the United States are, however, public utilities under the Federal Power Act subject to rate regulation by FERC. Our future projects in the United States will also likely be subject to such rate regulation once they are placed into service. Our projects in the United States that are subject to FERC rate regulation are required to obtain acceptance of their rate schedules for wholesale sales of energy (i.e., not retail sales to consumers), capacity and ancillary services, including their ability to charge “market-based rates.” FERC may revoke or revise an entity’s authorization to make wholesale sales at market-based rates if FERC subsequently determines that such entity and its affiliates can exercise horizontal or vertical market power, create barriers to entry or engage in abusive affiliate transactions or market manipulation. In addition, public utilities in the United States are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to criminal and civil penalties or other risks.

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

Our projects are exposed to the risks inherent in the construction and operation of wind power projects, such as breakdowns, manufacturing defects, natural disasters, terrorist attacks and sabotage. We are also exposed to environmental risks. We have insurance policies covering certain risks associated with our business. Our insurance policies do not, however, cover losses as a result of certain force majeure events. In addition, our insurance policies for our projects may cover losses as a result of certain types of natural disasters, terrorist attacks or sabotage, among other things, but such coverage is not always available in the insurance market on commercially reasonable terms and is often capped at predetermined limits. In addition, our insurance policies are subject to annual review by our insurers and may not be renewed on similar or favorable terms or at all. A serious uninsured loss or a loss significantly exceeding the limits of our insurance policies could have a material adverse effect on our business, financial condition and results of operations.

Currency exchange rate fluctuations may have an impact on our financial results and condition.

We have exposures to currency exchange rate fluctuations, primarily the Canadian dollar, related to buying, selling and financing our business in currencies other than the local currencies of the countries in which we operate. A portion of our revenue for the years ended December 31, 2014, 2013 and 2012 was denominated in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. dollar markets to continue to represent a portion of our net revenue. Currency exchange rate fluctuations may disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance. Historically, we have reduced our exposure by aligning our costs with the currency in which we obtain revenues or, if that is impracticable, through financial instruments that provide offsets or limits to our exposures. However, any measures that we may implement in the future to reduce the effect of currency exchange rate fluctuations and other risks of our global operations may not be effective or may be expensive. We cannot provide assurance that currency exchange rate fluctuations will not otherwise have a material adverse effect on our financial condition or results of operations or cause significant fluctuations in quarterly and annual results of operations.

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

We own, and in the future may acquire, certain projects in joint ventures, including South Kent and Grand, in each of which we have a 50% and 45% interest, respectively, and El Arrayán, in which we have a 70% interest. In the future, we may invest in other projects with a joint venture partner, including certain Pattern Development-owned projects. Joint ventures inherently involve a lesser degree of control over business operations, which could result in an increase in the financial, legal, operational or compliance risks associated with a project, including, but not limited to, variances in accounting and internal control requirements. To the extent we do not have a controlling interest in a project, our joint venture partners could take actions that decrease the value of our investment and lower our overall return. In addition, conflicts of interest may arise in the future between our company and our stockholders, on the one hand, and our joint venture partners, on the other hand, where our joint venture partners’ business interests are inconsistent with our and our stockholders’ interests. Further, disagreements or disputes between us and our joint venture partners could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business, all of which could have a material adverse effect on our business, financial condition and results of operations.

Security breaches, including cybersecurity breaches, and other disruptions could compromise our business operations and critical and proprietary information and expose us to liability, which could adversely affect our business, financial condition and reputation.

In the ordinary course of our business, we store sensitive data and proprietary information regarding our business, employees, shareholders, offtakers, service providers, business partners and other individuals in our data center and on our network. Additionally, we use and are dependent upon information technology systems that utilize sophisticated operational systems and network infrastructure to run our wind farms. Through our 24/7 operations control center, we can, among other things, monitor and control each wind turbine, monitor regional and local climate, track real time market prices and, for some of our projects, monitor certain environmental activities. The secure maintenance of information and information technology systems is critical to our operations. Despite security measures we have employed, including certain measures implemented pursuant to mandatory NERC Critical Infrastructure Protection standards, our infrastructure may be increasingly vulnerable to attacks by hackers or terrorists as a result of the rise in the sophistication and volume of cyberattacks. Also, our information and information technology systems may be breached due to viruses, human error, malfeasance or other malfunctions and disruptions. Any such attack or breach could: (i) compromise our turbines and wind farms thereby adversely affecting generation and transmission to the grid; (ii) adversely affect our operations; (iii) corrupt data; or (iv) result in unauthorized access to the information stored on our networks, including, company proprietary information and employee data causing the information to be publicly disclosed, lost or stolen or result in incidents that could result in harmful effects on the environment and human health, including loss of life. Any such attack, breach, access, disclosure or other loss of information could result in lost revenue, the inability to conduct critical business functions, legal claims or proceedings, regulatory penalties, increased regulation, increased protection costs for enhanced cyber security systems or personnel, damage to our reputation and/or the rendering of our disclosure controls and procedures ineffective, all of which could adversely affect our business and financial condition.

Risks Related to Our Acquisition Strategy and Future Growth

The growth of our business depends on locating and acquiring interests in additional attractive independent power and transmission projects at favorable prices.

Our business strategy includes acquiring power and transmission projects that are either operational, construction-ready, or in limited circumstances, under development. We intend to pursue opportunities to acquire projects from third-party IPPs where we may submit bids from time to time and from Pattern Development pursuant to our Purchase Rights. Various factors could affect the availability of attractive projects to grow our business, including:

•	competing bids for a project, including a project subject to our Purchase Rights, from other IPPs, including companies that may have substantially greater capital and other resources than we do;

•	fewer third-party acquisition opportunities than we expect, which could result from, among other things, available projects having less desirable economic returns or higher risk profiles than we believe suitable for our business plan and investment strategy;

•	Pattern Development’s failure to complete the development of (i) the Identified ROFO Projects, which could result from, among other things, permitting challenges, failure to procure the requisite financing, equipment or interconnection, or an inability to satisfy the conditions to effectiveness of project agreements such as PPAs and (ii) any of the other projects in its development pipeline, in a timely manner, or at all, in either case, which could limit our acquisition opportunities under our Purchase Rights;

•	our failure to exercise our Purchase Rights or acquire assets from Pattern Development;

•	our failure to successfully develop and finance projects, to the extent that we decide to pursue development activities with respect to new power projects; and

•	local opposition to wind turbine installations is growing in certain markets due to concerns about noise, health and other alleged impacts of wind power projects. In addition, indigenous communities in the United States and Canada, including Native Americans and First Nations, are becoming more involved in the development of wind power projects and have certain treaty rights that can negatively affect the viability of power projects. As a result, for these and other reasons, litigation and challenges to wind power projects has increased.

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

Our goal of growing our cash available for distribution and increasing dividends to our Class A stockholders is substantially dependent on our ability to make and finance acquisitions on terms that result in an increase in cash available for distribution per Class A share. We target a 10% to 12% annual growth rate in our cash available for distribution per share over three years from 2014. To grow our cash available for distribution per Class A share through acquisitions, we must be able to acquire new generation assets, such as the Identified ROFO Projects, on economically favorable terms. If we are unable to make accretive acquisitions from Pattern Development or third parties because we are unable to identify attractive acquisition opportunities, negotiate acceptable purchase contracts, obtain financing on economically acceptable terms (as a result of the then current market value of our Class A shares or otherwise) or are outbid by competitors, we may not be able to realize our targeted growth in cash available for distribution per Class A share.

The energy industry in Canada, the United States and Chile benefits from governmental support that is subject to change.

The energy industry in Canada and the United States, including both fossil fuel and renewable energy sources, in general benefits from various forms of governmental support. Renewable energy sources in Canada benefit from federal and provincial incentives, such as RPS programs, accelerated cost recovery deductions, the availability of off-take contracts through RFPs and the Ontario FIT program and other commercially oriented incentives. Renewable energy sources in the United States have benefited from various federal and state governmental incentives, such as PTCs, ITCs, ITC cash grants, loan guarantees, RPS programs and accelerated tax depreciation. ITC cash grants expired with respect to wind energy on January 1, 2013. PTCs and ITCs for wind energy expired on January 1, 2014, unless construction began before January 1, 2015 and further extensions are under consideration for renewal in 2015. Whether the credits will be extended in the future, and the form of any such extension, is uncertain. Renewable energy sources in Chile benefit from the Renewable and Non-Conventional Energy Law, which guarantees a fixed-price for renewable energy until 2024. The existence of these incentives is reflected in, and allows us to reduce, the price we charge for electricity generated by our projects. To the extent that these governmental incentive programs are not renewed or similar incentives are not made available, new wind power projects may need to increase the price of electricity sold to power purchasers, which could result in decreased demand for wind power, and could reduce the number of projects available to us for acquisition which could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business, financial condition and results of operations.

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

We compete with other renewable energy companies (and power companies in general) for the lowest cost financing, which provides the highest returns for our projects. Once we have acquired a construction project and put it into operation, we may compete on price if we sell electricity into power markets at wholesale market prices. Depending on the regulatory framework and market dynamics of a region, we may also compete with other wind power companies and other renewable energy generators, when our projects bid on or negotiate for long-term power sale agreements or sell electricity or RECs into the spot-market. Our ability to compete on price with other wind power companies and other renewable energy IPPs may be negatively impacted if the regulatory framework of a region favors other sources of renewable energy over wind power.

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

Some states with RPS targets have met, or in the near future will meet, their targets through the recent increase in renewable energy development activity. For example, California, which has one of the most aggressive RPS in the United States, is poised to meet its current target of 25% renewable energy generation by 2016 and has the potential to meet its goal of 33% renewable power generation by 2020 with already-proposed new renewable power projects. Ontario anticipates meeting its renewable energy target of 10.7 GW, which excludes hydroelectric sources, by 2018. As a result of achieving these targets, and if these U.S. states and Canadian provinces do not increase their targets in the near future, demand for additional wind power generating capacity could decrease. To the extent other states and provinces do not become market leaders in their stead or increase their RPS targets, demand for power from wind power and other renewable energy projects could decrease in the future, which could have a material adverse effect on our business and our growth.

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

In developing certain of our projects Pattern Development experienced delays in obtaining non-appealable permits and we may experience delays in the future. For example, when we acquired our Ocotillo project, it was then the subject of four active lawsuits brought by a variety of project opponents, all of which have challenged the prior issuance of Ocotillo’s primary environmental analysis and right-of-way entitlement. We had commenced commercial operations at the Ocotillo project in anticipation of securing favorable rulings on these lawsuits. See Item 3—“Legal Proceedings.” In Ontario, anti-wind advocacy groups opposed the environmental permit granted to our South Kent and Grand projects. The permits were appealed before the Environmental

Review Tribunal, which later dismissed the appeals. We are subject to the risk of being unable to complete our projects if any of the key permits are revoked. If this were to occur at any future project, we would likely lose a significant portion of our investment in the project and could incur a loss as a result, which would have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, our Gulf Wind Call Right terminates upon the second anniversary of the completion of our initial public offering, or October 2, 2015, and our Project Purchase Right and our Pattern Development Purchase Right terminate upon the fifth anniversary of the completion of our initial public offering, or October 2, 2018, but are subject to automatic five-year renewals unless either party dissents at the time of renewal. In addition, our Project Purchase Right and our Pattern Development Purchase Right terminate upon the third occasion on which we decline to exercise our Project Purchase Right with respect to an operational or construction-ready project and following which Pattern Development has sold the project to an unrelated third party. Following termination of our Project Purchase Right and our Pattern Development Purchase Right, Pattern Development will be under no obligation to offer any of its projects to us, which could have a material adverse effect on our ability to implement our growth strategy and ultimately on our business, financial condition and results of operations.

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

In the future, we may expand our acquisition strategy to include other types of power projects or transmission projects. In September 2014, we announced the addition of our first solar project, Conejo Solar, a

104MW photovoltaic solar power project being constructed in Chile, to our list of Identified ROFO Projects. There can be no assurance that we will be able to identify other attractive non-wind or transmission acquisition opportunities or acquire such projects at a price and on terms that are attractive or that, once acquired, such projects will operate profitably. Additionally, these acquisitions could expose us to increased operating costs, unforeseen liabilities or risks, and regulatory and environmental concerns associated with entering new sectors of the power industry, including requiring a disproportionate amount of our management’s attention and resources, which could have an adverse impact on our business as well as place us at a competitive disadvantage relative to more established non-wind energy market participants. A failure to successfully integrate such acquisitions into our existing project portfolio as a result of unforeseen operational difficulties or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with litigation or administrative proceedings that could materially impact our operations, including proceedings in the future related to power projects we subsequently acquire.

We are subject to risks and costs, including potential negative publicity, associated with lawsuits, in particular, with respect to environmental claims and lawsuits or claims contesting the construction or operation of our projects. See “Item 3—Legal Proceedings.” The result of and costs associated with defending any such lawsuit, regardless of the merits and eventual outcome, may be material and could have a material adverse effect on our operations. In the future, we may be involved in legal proceedings, disputes, administrative proceedings, claims and other litigation that arise in the ordinary course of business related to a power project that we subsequently acquire. For example, individuals and interest groups may sue to challenge the issuance of a permit for a power project or seek to enjoin construction or operation of a power project. We may also become subject to claims from individuals who live in the proximity of our power projects based on alleged negative health effects related to acoustics caused by wind turbines. In addition, we have been and may subsequently become subject to legal proceedings or claims contesting the construction or operation of our power projects. Any such legal proceedings or disputes could delay our ability to complete construction of a power project in a timely manner, or at all, or materially increase the costs associated with commencing or continuing commercial operations at a power project. Settlement of claims and unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business, financial condition and results of operations.

Risks Related to Our Financial Activities

Our substantial amount of indebtedness may adversely affect our ability to operate our business and impair our ability to pay dividends.

Our consolidated indebtedness as of December 31, 2014 is approximately $1.50 billion, or approximately 56% of our total capitalization of $2.67 billion at such date.

Of this amount, approximately $437.0 million represents project-level debt that matures prior to 2021. We do not have available cash or short-term liquid investments sufficient to repay all of this medium-term indebtedness and we have not obtained commitments for refinancing this debt. Therefore, we may not be able to extend the maturity of this indebtedness or to otherwise successfully refinance current maturities if the project finance markets deteriorate substantially or we choose not to raise corporate-level debt in place of project-level debt. Refinancing such indebtedness may force us to accept then-prevailing market terms that are less favorable than the existing indebtedness. If, for any reason, we are unable to refinance the existing indebtedness, those projects may be in default of their existing obligations, which may result in a foreclosure on the project collateral and loss of the project. Any such events could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of the electricity we generate is sold on the open market at spot-market prices. In order to stabilize all or a portion of the revenue from such sales, we have entered, and may in the future enter, into financial swaps, day-ahead sales transaction or other hedging arrangements. We may acquire additional assets in the future with similar hedging agreements. In an effort to stabilize our revenue from electricity sales from these projects, we evaluate the electricity sale options for each of our projects, including the appropriateness of entering into a PPA, a physical sale, a financial swap, or combination of these arrangements. If we sell our electricity into an ISO market without a PPA, we may enter into a physical sale or financial swap to stabilize all or a portion of our estimated revenue stream. Under the term of our existing physical sales, we are obligated to physically deliver electricity to a common delivery point. Under these arrangements, we sell the electricity produced at our facility to the ISO at the project node and buy energy at the common delivery point to meet the delivery obligations under the physical sale. The delivery obligations under the physical sale are for specified volumes in each hour for an overall quantity that we estimate we are highly likely to produce. Under the terms of our existing financial swaps, we are not obligated to physically deliver or purchase electricity. Instead, we receive payments for specified quantities of electricity based on a fixed-price and are obligated to pay our counterparty the market price for the same quantities of electricity. These financial swaps cover quantities of electricity that we estimate we are highly likely to produce. Gains or losses under the physical sales and financial swaps are designed to be offset by decreases or increases in our revenues from spot sales of electricity in liquid ISO markets. However, the actual amount of electricity we generate from operations may be materially different from our estimates for a variety of reasons, including variable wind conditions and wind turbine availability. If a project does not generate the volume of electricity covered by the associated physical sale or swap contract, we could incur significant losses if electricity prices in the market rise substantially above the fixed-price provided for in the physical sale or financial swap. If a project generates more electricity than is contracted in the physical sale or financial swap, the excess production will not be hedged and the related revenues will be exposed to market-price fluctuations.

We would also incur financial losses as a result of adverse changes in the mark-to-market values of the financial swaps or if the counterparties to our hedging contracts fail to make payments when due. We could also experience a reduction in cash flow if we are required to post margin in the form of cash collateral to secure our delivery or payment obligations under these hedging agreements. We are not currently required to post cash collateral or issue letters of credit to backstop our obligations under our hedging arrangements after commercial operation has been achieved, but we may be required to do so in the future. However, if we were required to do so, our available cash or available borrowing capacity under the credit facilities under which these letters of credit are issued would be correspondingly reduced.

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

Our operations are conducted almost entirely through our power projects and our ability to generate cash to meet our debt service obligations or to pay dividends is dependent on the earnings and the receipt of funds from our project subsidiaries through distributions or intercompany loans. Our power projects’ ability to generate adequate cash depends on a number of factors, including wind conditions, timely completion of our construction projects, the price of electricity, payments by key power purchasers, increased competition, foreign currency exchange rates, compliance with all applicable laws and regulations and other factors. See “Item 1A—Risk Factors—Risks Related to Our Projects.” Our ability to declare and pay regular quarterly cash dividends is subject to our obtaining sufficient cash distributions from our project subsidiaries after the payment of operating costs, debt service and other expenses. See Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters—Cash Dividend Policy.” We may lack sufficient available cash to pay dividends to holders of our Class A shares due to shortfalls attributable to a number of operational, commercial or other factors, including insufficient cash flow generation by our projects, as well as unknown liabilities, the cost associated with governmental regulation, increases in our operating or general and administrative expenses, principal and interest payments on our and our subsidiaries’ outstanding debt, tax expenses, working capital requirements and anticipated cash needs.

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

Restrictions on distributions to us by our subsidiaries under our revolving credit facility and the agreements governing their respective project-level debt could limit our ability to pay anticipated dividends to holders of our Class A shares. These agreements contain financial tests and covenants that our subsidiaries must satisfy prior to making distributions. If any of our subsidiaries is unable to satisfy these restrictions or is otherwise in default under such agreements, it would be prohibited from making distributions to us that could, in turn, limit our ability to pay dividends to holders of our Class A shares. The terms of our project indebtedness typically require commencement of commercial operations prior to our ability to receive cash distributions from a project. The terms of any such indebtedness also typically include cash management or similar provisions, pursuant to which revenues generated by projects subject to such indebtedness are immediately, or upon the occurrence of certain events, swept into an account for the benefit of the lenders under such debt agreements. As a result, project revenues typically only become available to us after the funding of reserve accounts for, among other things, debt service, taxes and insurance at the project level. In some instances, projects may be required to sweep cash to reserve funds intended to mitigate the results of pending litigation or other potentially adverse events. If our projects do not generate sufficient cash available for distribution, we may be required to fund dividends from working capital, borrowings under our revolving credit facility, proceeds from future offerings, the sale of assets or by obtaining other debt or equity financing, which may not be available, any of which could have a material adverse effect on the price of our Class A shares and on our ability to pay dividends at anticipated levels or at all. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Credit Agreements.”

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

U.S. securities laws require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Because we ceased being an emerging growth company as defined in the JOBS Act on December 31, 2014, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our shares could decline and we could be subject to sanctions or investigations by the stock exchanges on which we list, the SEC, the Canadian Securities Administrators or other regulatory authorities, which would require additional financial and management resources. During 2014, we filed with the SEC amendments to our quarterly reports on Form 10-Q for each of the quarters ended March 31, 2014 and June 30, 2014 to correct errors therein. Management reported material weaknesses in our system of internal control over financial reporting as of March 31, 2014, June 30, 2014 and September 30, 2014. We had a material weakness in internal control over financial reporting with respect to design and operation of controls over the methodology used to calculate earnings per share for the three months ended March 31, 2014. In addition, management determined that a material weakness existed in internal control over financial reporting related to the review and application of technical accounting principles. While management has taken actions to remediate the material weaknesses and believes such material weaknesses have been remedied, we may be incorrect in such assessment. Moreover, a number of our transactions, including business combinations and other acquisitions, require complex accounting and significant accounting estimates which can result in errors in the reported amounts of acquired assets or liabilities. Accordingly, additional material weaknesses may occur in the future, and we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner which could subject us to litigation and regulatory enforcement actions.

Even if we conclude, from time to time, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for our Class A shares, and could adversely affect our ability to access the capital markets.

Risks Regarding Our Cash Dividend Policy

We do not have a sufficient operating history as an independent company upon which to rely in evaluating whether we will have sufficient cash available for distribution and other sources of liquidity to allow us to pay dividends on our Class A shares at our current quarterly dividend levels on an annualized basis. While we believe that we will have sufficient available cash to enable us to pay the aggregate dividend on our Class A shares for the year ending December 31, 2015, we may be unable to pay the quarterly dividend or any amount on our Class A shares during these periods or any subsequent period. Holders of our Class A shares have no contractual or other legal right to receive cash dividends from us on a quarterly or other basis and, while we currently intend to at least maintain our current dividend and to grow our business and continue to increase our dividend per Class A share over time, our cash dividend policy is subject to all the risks inherent in our business and may be changed at any time. Some of the reasons for such uncertainties in our stated cash dividend policy include the following factors:

•	Our revolving credit facility includes customary affirmative and negative covenants that will subject certain of our project subsidiaries to restrictions on making distributions to us. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Credit Agreements—Revolving Credit Facility.” Our subsidiaries are also subject to restrictions on distributions under the agreements governing their respective project-level debt. Additionally, we may incur debt in the future to acquire new power projects, the terms of which will likely require commencement of commercial operations prior to our ability to receive cash distributions from such acquired projects. These agreements likely will contain financial tests and covenants that our subsidiaries must satisfy prior to making distributions. The current financial tests and covenants applicable to our subsidiaries are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Description of Credit Agreements.” If any of our subsidiaries is unable to satisfy these restrictions or is otherwise in default under our financing agreements, it would be prohibited from making distributions to us, which could, in turn, limit our ability to pay dividends to holders of our Class A shares at our intended level or at all.

•	Our Board of Directors will have the authority to establish cash reserves for the prudent conduct of our business, and the establishment of or increase in those reserves would reduce the cash available to pay our dividends.

•	We may lack sufficient cash available for distribution to pay our dividends due to operational, commercial or other factors, some of which are outside of our control, including insufficient cash flow

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

Pattern Development holds approximately 25% of our outstanding Class A shares, representing in the aggregate an approximate 25% voting interest in our company. Upon the occurrence of the Conversion Event on December 31, 2014, Pattern Development and the management holders who had previously held our Class B shares became entitled to receive dividends, beginning on January 1, 2015, on these shares which have been converted to Class A shares. We are party to the Management Services Agreement, pursuant to which each of our executive officers (including our Chief Executive Officer), with the exception of our Chief Financial Officer and Senior Vice President, Operations, is a shared PEG executive and devotes time to both our company and Pattern Development as needed to conduct our respective businesses. As a result, these shared PEG executives have fiduciary and other duties to Pattern Development. Conflicts of interest may arise in the future between our company (including our stockholders other than Pattern Development) and Pattern Development (and its owners and affiliates). Our directors and executive officers owe fiduciary duties to the holders of our shares. However, Pattern Development’s general partner and certain of its officers and directors also have a fiduciary duty to act in the best interest of Pattern Development’s limited partners, which interest may differ from or conflict with that of our company and our other stockholders.

Pattern Development’s share ownership may limit other stockholders ability to influence corporate matters.

Pattern Development or its affiliates hold approximately 25% of the combined voting power of our shares, and this concentration of voting power may limit other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that other stockholders may not view as beneficial. As a result of its ownership in our company, Pattern Development has significant influence over all matters that require approval by our stockholders, including the election of directors. In addition, even though a recent sale of shares by Pattern Development resulted in a decrease of its ownership interest in our company from 35% to 25% such that it is no longer entitled to certain contractual approval rights pursuant to the Shareholder Approval Rights Agreement (see “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters”), Pattern Development or its affiliates through its remaining shareholdings still may have the ability to exercise substantial influence over our company, including with respect to decisions relating to our capital structure, issuing additional Class A shares or other equity securities, paying dividends on our Class A shares, incurring additional debt, making acquisitions, selling properties or other assets, merging with other companies and undertaking other extraordinary transactions. In any of these matters, the interests of Pattern Development and its affiliates may differ from or conflict with the interests of our other stockholders.

Certain of our executive officers will continue to have an economic interest in, as well as provide services to Pattern Development, which could result in conflicts of interest.

Certain of our executive officers provide services to Pattern Development pursuant to the terms of the Management Services Agreement between our company and Pattern Development and, as a result, in some instances, have fiduciary or other obligations to Pattern Development. Additionally, our Chief Executive Officer, Executive Vice President, Business Development, Executive Vice President and General Counsel, Senior Vice President, Fiscal and Administrative Services and Senior Vice President, Engineering and Construction have economic interests in Pattern Development and, accordingly, the benefit to Pattern Development from a transaction between Pattern Development and our company will proportionately inure to their benefit as holders of economic interests in Pattern Development. Pattern Development is a related party under the applicable securities laws governing related party transactions and, as a result, any material transaction between our company and Pattern Development (except the occurrence of the reintegration event) is subject to our corporate governance guidelines, which require prior approval of any such transaction by the conflicts committee, which is comprised solely of independent members of our Board of Directors. Those of our executive officers who have economic interests in Pattern Development may be conflicted when advising the conflicts committee or otherwise participating in the negotiation or approval of such transactions. These executive officers have significant project- and industry-specific expertise that could prove beneficial to the conflicts committee’s decision-making process and the absence of such strategic guidance could have a material adverse effect on our company’s ability to evaluate any such transaction and, in turn, on our business, financial condition and results of operations.

Riverstone is under no obligation to offer us an opportunity to participate in any business opportunities that it may consider from time to time, including those in the energy industry, and, as a result, Riverstone’s existing and future portfolio companies may compete with us for investment or business opportunities.

Conflicts of interest could arise in the future between us, on the one hand, and Riverstone, including its portfolio companies, on the other hand, concerning among other things, potential competitive business activities or business opportunities. Riverstone is a private equity firm in the business of making investments in entities primarily in the energy industry. As a result, Riverstone’s existing and future portfolio companies (other than Pattern Development, which is subject to the Non-Competition Agreement) may compete with us for investment or business opportunities. These conflicts of interest may not be resolved in our favor.

Subject to the terms of the Non-Competition Agreement with, and our Purchase Rights granted to us by, Pattern Development, we have expressly renounced any interest or expectancy in, or in being offered an opportunity to participate in, any business opportunity that may be from time to time presented to Riverstone or any of its officers, directors, agents, stockholders, members or partners or business opportunities that such parties participate in or desire to participate in, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so, and no such person shall be liable to us for breach of any fiduciary or other duty, as a director or officer or controlling stockholder or otherwise, by reason of the fact that such person pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity, to us unless, in the case of any such person who is our director or officer, any such business opportunity is expressly offered to such director or officer solely in his or her capacity as our director or officer. Riverstone has advised us that it does not have a formal policy regarding business opportunities presented to the investment funds managed or advised by it and their respective portfolio companies, but Riverstone’s practice has been that any business opportunities may be pursued by any such fund or directed to any such portfolio company except when the business opportunity has been presented to an employee of Riverstone or its affiliates solely in his or her capacity as a director of a portfolio company.

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

As a public company, we incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, Section 404 and other provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC, the Canadian Securities Administrators and the stock exchanges on which our Class A shares are traded.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	authorize the issuance of blank check preferred stock that our Board of Directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	prohibit our stockholders from calling a special meeting of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to adopt, or to alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

In May 2014, we completed a follow-on offering of our Class A shares. In total, 21,117,171 Class A shares were sold. Of this amount, we sold 10,810,810 Class A shares and Pattern Development, a selling stockholder, sold 10,306,361 of our Class A shares. In addition, in February 2015, we completed another follow-on offering of our Class A shares. In total 12,000,000 Class A shares were sold. Of this amount, we issued and sold 7,000,000 Class A shares and Pattern Development, a selling shareholder, sold 5,000,000 of our Class A shares. If we sell, or if Pattern Development sells, additional large numbers of our Class A shares, or if we issue a large number of shares of our Class A common stock in connection with future acquisitions, financings, or other circumstances, the market price of our Class A shares could decline significantly. Moreover, the perception in the public market that we or Pattern Development might sell Class A shares could depress the market price of those shares.

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

Leased Facilities

We conduct business activities from Pattern Development-leased office facilities in San Francisco, Houston, San Diego, Santiago and Toronto. We believe that our existing office facilities are in good condition and suitable for the conduct of our business.

Our Projects

We own interests in twelve wind power projects, consisting of eleven operating projects and one construction project. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price power sale agreement with a creditworthy counterparty. One of our PPA counterparties, PREPA, has been downgraded. Refer to Item 1A “Risk Factors—Our projects rely on a limited number of key power purchases. The power purchaser for our Santa Isabel project has been downgraded”. We expect any project we acquire in the future will be party to a similar agreement, but we may acquire projects with greater levels of uncontracted capacity.

Operating Projects

Gulf Wind

Gulf Wind is a 283 MW project located on the Gulf Coast in Kenedy County, Texas. The project consists of 118 2.4 MW Mitsubishi MWT95/2.4 turbines and commenced commercial operations in 2009. Pattern Development acquired this operational project in March 2010. Gulf Wind is held by a tax equity partnership with MetLife. We, Pattern Development, and MetLife currently own approximately 40%, 27% and 33% of Gulf Wind, respectively.

The project is located in the South Zone of the ERCOT market and sells 100% of its power output into the ERCOT market, receiving the locational marginal price, or “LMP.” Approximately 58% of the project’s expected annual electricity generation has been hedged under a 10-year fixed-for-floating swap with Credit Suisse Energy LLC. This financial hedging agreement settles using the South Trading Hub hourly locational marginal price, or “LMP”, weighted by the settlement volume in each hour. The notional settlement volume is different each hour (but fixed for the hedge term) to reflect the project’s expected production profile. Gulf Wind’s obligations under the hedge are secured by a first priority lien on substantially all of the assets of Gulf Wind and a first priority lien on the membership interests in the operating project entity up to approximately $73 million, both of which are first in priority relative to the second priority liens associated with the debt financing up to approximately $250 million and which are second in priority over the third-priority liens in favor of Credit Suisse Energy LLC in excess of the first and second lien caps.

The project is connected to the Electric Transmission Texas 345 kV transmission system and is located in Kenedy County, TX and is entirely on land owned by a single private landowner. Gulf Wind entered into an easement agreement with a single landowner on May 9, 2007 for an initial term of 30 years and with an option to extend for an additional 10 years. The land, which is primarily grassland and dunes, is part of a very large ranch. In addition to our wind operations, the ranch is also used for cattle raising, oil & gas production, and private hunting outings. Due to the afternoon sea breeze effect along the coast, Gulf Wind benefits from an average daily wind production profile that generally follows the typical electricity demand load profile, which is heaviest during the daytime.

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

The project is located in Shasta County, CA, along a gentle ridge top, and is entirely on land owned by two private landowners, subject to 30-year wind power ground lease agreements.

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

The project sells 100% of its electricity generation, including environmental attributes, to NV Energy, under a 20-year PPA that expires in 2032. The price under the PPA is a stated price per MWh escalating at 1.0% per year. Spring Valley is required to reimburse NV Energy for replacement costs for any annual energy shortfall and post operating security in the amount of $6.3 million for the performance of its obligations under the PPA. The PPA also contains customary termination and event of default provisions. In connection with the PPA and subject to certain pricing conditions, NV Energy was granted an option to acquire up to 50% of the equity membership interests in Spring Valley held by our project-level operating subsidiary, which option expired in August 2014. Prior to the option expiration, in August 2014, NV Energy delivered notice that it was exercising its option to acquire up to 50% of the equity membership interests in our Spring Valley project held by our project-level operating subsidiary. Following a 120-day period under the option to negotiate terms and conditions that are acceptable to us, the option lapsed. NV Energy no longer holds an option to acquire an interest in our Spring Valley project.

The project is located in White Pine County, NV on federal land administered by the Bureau of Land Management. Spring Valley was granted a right-of-way from the Bureau of Land Management with a 30-year term, which terminates on December 31, 2040.

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

The project sells 100% of its electricity generation including environmental attributes to PREPA under a 20-year PPA, expiring in 2030, with automatic 5-year extensions unless terminated at the end of any term or extension by us, and PREPA may terminate after year 25 if there is a liquid spot-market for electricity or the agreement has been in effect for 30 years. Under the PPA, PREPA has agreed to purchase electricity from us subject to a 75 MW per hour cap, with such cap increasing to 95 MW during certain hours of certain months. If the project is capable of generating electricity in excess of the applicable cap, PREPA has the option, but not the obligation, to purchase any such surplus electricity actually generated at the PPA price. The price for energy under the PPA and the price for RECs under a separate purchase agreement are both a stated price per MWh. Each price escalates at 1.5% per year. In the case that project electricity generation exceeds a threshold multiple of contractual electricity generation in a given year, the price for energy under the PPA reduces until output drops below contractual output for such year. Santa Isabel is required to post operating security in the amount of $3.0 million for the performance of its obligations under the PPA. In addition to customary termination and event of default provisions, the PPA may terminate if Santa Isabel fails to generate a threshold energy output during any 12 consecutive months.

The project is located on land owned by the Puerto Rico Land Authority, or “PRLA,” which is actively farmed by private operations under land leases with the PRLA. The project entered into a deed of lease, easements and restrictive covenants with the PRLA on October 6, 2011, with a 30-year initial term, together with up to 45 years in renewal options, comprising substantially all project infrastructure, including all turbine sites, collection lines, roads, substation and operations and maintenance buildings for the project. The project also has entered into transmission line leases for the transmission line corridor from the project substation to the point of interconnection with PREPA with four private landowners.

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

South Kent

South Kent is a 270 MW project located in the municipality of Chatham-Kent in southern Ontario. The project consists of 124 2.3 MW Siemens turbines that have been de-rated to a range from 1.903 MW to 2.221 MW in order to facilitate permitting compliance. The project connects to the Hydro One Networks, Inc., or “HONI,” 230 kV transmission system at the existing Chatham switching station. The South Kent project commenced construction in the first quarter of 2013 and commenced commercial operations in March 2014.

The project sells 100% of its electricity generation, including environmental attributes, to the IESO under a 20-year PPA. The PPA has a stated price, which indexes at Canadian CPI from September 2009 until December 31 of the year prior to commencement of commercial operations which was in March 2014; thereafter 20% of the PPA price escalates at Canadian CPI. The PPA was granted in connection with the Green Energy Investment Agreement, an agreement among Samsung, Korea Electric Power Corporation and the Province of Ontario. This agreement supports growth in domestic renewable energy through both jobs creation and support of wind power and solar power projects. The PPA also provides for compensation by the IESO for certain energy the project is unable to produce due to curtailments directed by the grid operator.

The project is a 50/50 joint venture between us and Samsung. Samsung has customary rights to purchase our interest in South Kent upon any subsequent sale of the project by us.

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

The project’s generation tie to the HONI transmission system is located on real estate comprised primarily of 26 kilometers of an abandoned railway corridor running across the project area, together with additional private land transmission easements.

El Arrayán

El Arrayán is a 115 MW project located on the coast of Chile, near Ovalle in the Fourth Region. We owned a 31.5% indirect interest in El Arrayán prior to acquiring an additional 38.5% interest in order to obtain majority control (70%) of the project, as a part of our growth strategy. The project consists of 50 2.3 MW Siemens turbines and began commercial operations in June 2014. The project is connected to the Sistema Interconectado Central’s, or “SIC,” 220kV transmission system. El Arrayán is Chile’s largest commercial wind power project and is reflective of the Chilean government’s efforts to diversify its energy sources away from fossil fuels by fostering local renewable energy projects.

The project sells electricity generation into the Chilean spot-market at the prevailing market price at the time of sale. Approximately 70% of the project’s expected output has been hedged under a 20-year fixed-for-floating swap with Minera Los Pelambres, or “MLP,” one of the world’s largest copper mines. The hedge price escalates at 1.5% annually. The hedge includes the transfer of environmental attributes to MLP. The project has also entered into a 20-year PPA with MLP to acquire from the market and supply MLP with up to 40 MW of capacity and related energy. This PPA is purely a cost pass-through arrangement intended to firm the power supplied to MLP, under which MLP will reimburse the project for amounts supplied. MLP is a subsidiary of AMSA, who owns a 30% noncontrolling interest in the project.

The project is located on coastal land and is leased from a single landowner. The land is not presently used for any residential or other commercial purposes. The project entered into a lease agreement with Sociedad Inmobiliaria Correa y Compańía Limitada on January 4, 2012, with a 30-year term covering the project site and comprising all of the turbine sites, collection lines, roads, a project substation and an operations and maintenance building for the project. The project has entered into agreements with four private landowners for the approximately 22 kilometer transmission line corridor from the project substation to the point of interconnection with Transelec S.A.

Mining rights are entirely separate from surface rights in Chile and must be controlled in order to prevent interference by a third party. The project has mining rights for all of its infrastructure including the turbines and operational facilities, the interconnecting transmission line and all main roads which are not public.

Panhandle 1

Panhandle 1 is a 218 MW project located in the Texas Panhandle, in Carson County, Texas. The project consists of 118 GE 1.85 MW turbines and commenced commercial operations in June 2014.

The project is located in the West Zone of the ERCOT market and will sell 100% of its power output into the ERCOT market, receiving the LMP from ERCOT for its actual generation. Approximately 80% of the project’s expected annual electricity generation has been hedged under a physical power hedge with an affiliate of Citigroup with a tenor in excess of ten years. This hedging agreement settles using the North Trading Hub hourly LMP weighted by the settlement volume in each hour. The hourly notional settlement volume varies to match the project’s expected hourly production profile. Panhandle 1’s obligations under the hedge will be secured by a first priority lien on substantially all of the assets of Panhandle 2 and a first priority lien on the membership interests in the project entity.

The project is connected to the ERCOT grid via a new 345kV transmission line owned by Cross Texas Transmission, LLC, which is part of the Texas Competitive Renewable Energy Zone (“CREZ”) program. The project is located on private land pursuant to 40-year easement agreements with approximately 30 private landowners, all of which agreements are in substantially the same form. The project’s operations and maintenance building is shared with the neighboring Panhandle 2 project.

Panhandle 2

Panhandle 2 is a 181.7 MW project located in the Texas Panhandle in Carson County, Texas. The project consists of 79 2.3 MW Siemens SWT 2.3-108 turbines and commenced commercial operations in November 2014.

The project is located in the West Zone of the ERCOT market and will sell 100% of its power output to ERCOT at the project’s point of interconnection. The project will receive the LMP from ERCOT for its actual generation. Approximately 80% of the project’s expected annual electricity generation has been hedged under a physical power hedge with an affiliate of Morgan Stanley with a tenor in excess of ten years. This hedging agreement settles using the North Trading Hub hourly LMP weighted by the settlement volume in each hour. The hourly notional settlement volume varies to match the project’s hourly average production profile. Panhandle 2’s obligations under the hedge are secured by a first priority lien on substantially all of the assets of Panhandle 2 and a first priority lien on the membership interests in the project entity.

The project is connected to the ERCOT grid via a new 345kV transmission line owned by Cross Texas Transmission, LLC, which is part of the Texas Competitive Renewable Energy Zone (“CREZ”) program. The project is located on private land pursuant to 40-year easement agreements with approximately 15 private landowners, all of which agreements are in substantially the same form. The project’s operations and maintenance building is shared with the neighboring Panhandle 1 project.

Grand

Grand is a 148.6 MW project located in Haldimand County in southern Ontario. The project consists of 67 2.3 MW Siemens turbines that have been de-rated to a range from 2.126 MW to 2.221 MW in order to facilitate permitting compliance. The project is connected to the HONI transmission system via a shared transmission line that is co-owned with an adjacent solar facility. The project has executed a co-ownership agreement with that solar facility that ensures unimpeded access across the shared transmission line to the HONI system. The Grand project commenced construction in the third quarter of 2013 and commenced commercial operations in December 2014.

The project sells 100% of its electricity generation, including environmental attributes, to the IESO under a 20-year PPA. The PPA has a stated price, which indexes at Canadian CPI from September 2009 until the

December 31 of the year prior to commencement of commercial operations which was in the fourth quarter of 2014; thereafter 20% of the PPA price escalates at Canadian CPI. The PPA was granted in connection with the Green Energy Investment Agreement, an agreement among Samsung, Korea Electric Power Corporation and the Province of Ontario. This agreement supports growth in domestic renewable energy through both jobs creation and support of wind power and solar power projects. The PPA also provides for compensation by the IESO for certain energy the project is unable to produce due to curtailments directed by the grid operator.

The project is a 45/45/10 joint venture between us, Samsung and the Six Nations. Samsung has customary rights to purchase our interest in South Kent upon any subsequent sale of the project by us.

The Project occupies a combination of leased privately owned farm properties (as to 58 turbines) and leased lands owned and managed by Ontario Infrastructure and Lands Corporation (“OILC”) (as to 9 turbines). All parcels containing Project infrastructure are governed by the terms of standardized leases and easements with terms of a minimum of 45 years (including all renewal periods). The Project’s transmission line is located primarily on a major public road allowance pursuant to a Road Use Agreement (with a registered easement).

The transmission facilities also include a collector substation located on OILC lands, underground transition stations located on two private properties and an interconnection station located on lands controlled by a local aggregate producer. Collector lines and ancillary project infrastructure are located within a public road allowance throughout Haldimand County pursuant to a Road Use Agreement with the municipality.

Construction Project

Logan’s Gap

Logan’s Gap is a 200 MW project that will be built in Comanche County, Texas. The project will consist of 87 Siemens 2.3 MW wind turbines. Located near the Dallas-Fort Worth area, Logan’s Gap Wind will be the Company’s fourth wind project in Texas, serving three different regions throughout the state.

The project is located in the North zone of the ERCOT market and will sell 100% of its power output to ERCOT at the project’s point of interconnection with ERCOT. The project will receive the LMP from ERCOT. Approximately 58% of the expected output of the project will be sold under a 10-year power purchase agreement with Wal-Mart Stores, Inc. An additional 17% of the project’s expected annual electricity generation has been hedged under a physical power hedge with an affiliate of the Bank of America Merrill Lynch. Both the power purchase agreement and the physical hedge settle using the North Trading Hub hourly LMP weighted by the settlement volume in each hour. The hourly notional settlement varies to match the project’s expected hourly production profile. Logan’s Gap’s obligations under the PPA are secured by a Letter of Credit and the obligations under the hedge are secured by a first priority lien on substantially all of the assets of Logan’s Gap and a first priority lien on the membership interests in the project entity.

The project will connect to Oncor’s 138kV Comanche-Zephyr line, which crosses the project site and supplies power to the Dallas-Fort Worth area. The project is located on private land pursuant to 30-year easement agreements with approximately 15 private landowners, all of which agreements are in substantially the same form.

Item 3.	Legal Proceedings.

Ocotillo

On April 25, 2012, the County of Imperial certified a Final Environmental Impact Report and Environmental Impact Statement, and entered into a project implementation agreement, or “County Agreement,” regarding the Ocotillo project. On May 11, 2012, the Bureau of Land Management issued a Record of Decision, or “ROD,” and granted a right-of-way relating to the Ocotillo project. The ROD, right-of-way and County

Agreement, which we collectively refer to as the “Approvals,” allow Ocotillo to construct the project. Following issuance of the Approvals, a total of six lawsuits, including one in state court, were filed by various local opposition groups alleging that the Approvals were not appropriately issued. In three lawsuits, the plaintiffs sought preliminary equitable relief to enjoin the construction of the project while the court decided the claims, and in each instance, the court rejected such request and allowed project construction to continue. The project has since been completed and has achieved commercial operations. In addition, the courts have subsequently dismissed all of the lawsuits. At present, three of the dismissals are on appeal to the U.S. Court of Appeals for the Ninth Circuit. The time to appeal two of the dismissed cases has lapsed. The appeal of the state lawsuit has been abandoned.

We do not believe these proceedings will have a material adverse effect on our business, financial position or liquidity based on the information currently available to us, principally because attempts to enjoin the construction of the project have failed, and, subject to the pending appeals described above, the actively adjudicated lawsuits have all been dismissed. We believe, but can give no assurance, that the remaining litigation will ultimately be resolved favorably to the project.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Class A common stock began trading on September 27, 2013 on the NASDAQ Global Market under the trading symbol “PEGI” and on the Toronto Stock Exchange (“TSX”) under the trading symbol “PEG”. On February 26, 2015, the last reported sale price of our Class A common stock on the NASDAQ Global Market was $28.12 per share and on the TSX was C$35.08 per share.

The following table sets forth, for the periods indicated, the high and low sales prices for our Class A common stock on the NASDAQ Global Market:

	2014		2013
	High	Low	High	Low
Fourth Quarter	$32.03	$22.68	$30.81	$22.26
Third Quarter	$34.51	$29.61	$24.30	$22.81
Second Quarter	$34.15	$24.35	N/A	N/A
First Quarter	$31.79	$25.82	N/A	N/A

The following table sets forth, for the periods indicated, the range of high and low sales prices for our Class A common stock on the TSX:

	2014				2013
	High		Low		High		Low
Fourth Quarter	C$	35.73	C$	26.63	C$	32.30	C$	23.10
Third Quarter	C$	36.70	C$	32.51	C$	24.95	C$	23.50
Second Quarter	C$	35.39	C$	26.82		N/A		N/A
First Quarter	C$	34.99	C$	26.64		N/A		N/A

On February 9, 2015, we completed a follow-on offering of our Class A common stock. In total, 12,000,000 shares of Class A common stock were sold. Of this amount, we issued and sold 7,000,000 shares of our Class A common stock and Pattern Development, the selling stockholder, sold 5,000,000 shares of Class A common stock. We received net proceeds of approximately $196.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We did not receive any proceeds from the sale of shares sold by Pattern Development. In connection with our initial public offering, we entered into a shareholder approval rights agreement, or the “Shareholder Approval Rights Agreement”, with Pattern Development. Pursuant to the Shareholder Approval Rights Agreement, for so long as Pattern Development beneficially owned at least 33 1 / 3 % of our shares, Pattern Development’s consent was necessary for us to take certain material corporate actions, including: (i) consolidation with or merger into an unaffiliated entity; (ii) certain acquisitions of stock or assets of a third-party; (iii) adoption of a plan of liquidation, dissolution or winding up; (iv) certain dispositions of our subsidiaries’ assets; (v) the incurrence of indebtedness in excess of a specified amount; (vi) a change in the size of our board of directors (subject to certain exceptions); and (vii) issuing equity securities with preferential rights to the Class A common stock. Upon its sale of 5,000,000 shares of Class A stock in connection with the follow-on offering on February 9, 2015, Pattern Development ceased to own at least 33 1 / 3 % of our outstanding common stock, and the term of the Shareholder Approval Rights Agreement expired.

On December 31, 2014, our shares of Class B common stock automatically converted into shares of our Class A common stock on a share-for-share basis, as a result of the occurrence of the Conversion Event. The holders of converted Class B common stock were not eligible for dividends declared for Class A holders of record on December 31, 2014.

In May 2014, we completed a follow-on offering of our Class A common stock. In total, 21,117,171 shares of Class A Common stock were sold. Of this amount, we issued and sold 10,810,810 shares of Class A common stock and Pattern Development, a selling stockholder, sold 10,306,361 shares of Class A common stock, including 2,754,413 shares upon exercise in full of the underwriters’ overallotment option. Net proceeds generated for us were approximately $286.8 million after deducting underwriting discounts and commissions and transaction expenses. We did not receive any proceeds from the sale of the shares sold by Pattern Development.

Holders of Record

Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 26, 2015, there were approximately 10 stockholders of record of our Class A common stock.

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

The following graph shows a comparison from September 27, 2013 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2014 of the cumulative total stockholder return for our Class A common stock, the NASDAQ Composite Index (“NASDAQ Composite”) and the Bloomberg Global Wind Index. The graph assumes that $100 was invested at the market close on September 27, 2013 in the Class A common stock of Pattern Energy, the NASDAQ Composite and the Bloomberg Global Wind Index and also assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Cash Dividend Policy

We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A shares. The following table sets forth the dividends declared on shares of Class A common stock for the periods indicated. On November 26, 2013, we announced the initiation of a quarterly dividend on our Class A common stock. On February 24, 2015, the Company increased its dividend to $0.342 per Class A share, or $1.368 per Class A share on an annualized basis, commencing with respect to dividends paid on April 30, 2015 to holders of record on March 31, 2015.

Dividends Declared
Year Ended December 31, 2014
Fourth Quarter	$0.3350
Third Quarter	$0.3280
Second Quarter	$0.3220
First Quarter	$0.3125
Year Ended December 31, 2013
Fourth Quarter	$0.3125
Third Quarter	—

We have established our quarterly dividend level based on a targeted cash available for distribution payout ratio of 80% both prior to and following the Conversion Event, after considering the annual cash available for distribution that we expect our projects will be able to generate following the commencement of commercial operations at all of our construction projects and with due regard to retaining a portion of the cash available for distribution to grow our business. We intend to grow our business primarily through the acquisition of operational and construction-ready power projects, which, we believe, will facilitate the growth of our cash available for distribution and enable us to increase our dividend per Class A share over time. However, the determination of the amount of cash dividends to be paid to holders of our Class A shares will be made by our Board of Directors and will depend upon our financial condition, results of operations, cash flow, long-term prospects and any other matters that our Board of Directors deem relevant. See Item 1A “Risk Factors—Risks Related to Ownership of our Class A Shares—Risks Regarding our Cash Dividend Policy.”

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

We believe that an understanding of cash available for distribution is useful to investors in evaluating our ability to pay dividends pursuant to our stated cash dividend policy. We define “cash available for distribution” as net cash provided by operating activities, determined in accordance with U.S. GAAP, as adjusted by:

•	adding or subtracting changes in operating assets and liabilities;

•	subtracting net deposits into restricted cash accounts, which are required pursuant to the cash reserve requirements of financing agreements, to the extent they are paid from operating cash flows during a period;

•	subtracting cash distributions paid to noncontrolling interests;

•	subtracting scheduled project-level debt repayments in accordance with the related loan amortization schedule, to the extent they are paid from operating cash flows during a period;

•	subtracting non-expansionary capital expenditures, to the extent they are paid from operating cash flows during a period;

•	adding cash distributions received from unconsolidated investments, to the extent such distributions were derived from operating cash flows; and

•	adding or subtracting other items as necessary to present the cash flows we deem representative of our core business operations.

Repurchase of Equity Securities

The table below provides information with respect to repurchases of our Class A common stock during the fourth quarter ended December 31, 2014. All shares were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our 2013 Equity Incentive Award Plan. We currently do not have a stock repurchase plan in place.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
10/1/14 - 10/31/2014	323	$29.12
11/1/14 - 11/30/2014	323	$26.53
12/1/14 - 12/31/2014	12,105	$24.36

	12,751	$24.53

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Selected Financial Data.

Set forth below is our summary historical consolidated financial data. The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included in this Form 10-K. This information may not be indicative of our future results of operations, financial position and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Form 10-K. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$265,493	$201,573	$114,528	$135,859	$49,574
Total cost of revenue	182,192	140,857	83,870	70,767	31,481

Gross profit	83,301	60,716	30,658	65,092	18,093

Total operating expenses	28,320	12,988	11,636	9,668	10,155

Operating income	54,981	47,728	19,022	55,424	7,938

Total other income (expense)	(91,844)	(33,110)	(36,002)	(28,829)	(1,572)

Net income (loss) before income tax	(36,863)	14,618	(16,980)	26,595	6,366
Tax (benefit) provision	3,136	4,546	(3,604)	689	(672)

Net income (loss)	(39,999)	10,072	(13,376)	25,906	7,038
Net (loss) income attributable to noncontrolling interest	(8,709)	(6,887)	(7,089)	16,981	2,474

Net income (loss) attributable to controlling interest	$(31,290)	$16,959	$(6,287)	$8,925	$4,564

Less: Net income attributable to controlling interest prior to the IPO on October 2, 2013		(30,295)

Net loss attributable to controlling interest subsequent to the IPO		$(13,336)

Earnings (loss) per share
Class A common stock: basic and diluted loss per share	(0.56)	(0.17)	N/A	N/A	N/A
Class B common stock: basic and diluted loss per share	(0.49)	(0.48)	N/A	N/A	N/A
Cash dividends declared per Class A common share	1.30	0.31	N/A	N/A	N/A
Deemed dividends per Class B common share	1.41	N/A	N/A	N/A	N/A
Shares used in calculation of Class A basic and diluted loss per share	42,362	35,448	N/A	N/A	N/A
Shares used in calculation of Class B basic and diluted loss per share	15,555	15,555	N/A	N/A	N/A
	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash	$101,656	$103,569	$17,574	$47,673	$8,928
Construction in progress	26,195	—	6,081	201,245	291,089
Property, plant and equipment , net	2,350,856	1,476,142	1,668,302	784,859	500,403
Total assets	2,832,042	1,903,631	2,035,730	1,390,426	1,058,493
Long-term debt	1,450,613	1,249,218	1,290,570	867,548	637,964
Total liabilities	1,667,308	1,335,627	1,446,318	943,728	722,549
Total equity before noncontrolling interest	634,148	468,210	514,111	362,226	255,160
Noncontrolling interest	530,586	99,794	75,301	84,472	80,784
Total equity	1,164,734	568,004	589,412	446,698	335,944

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Item 1A “Risk Factors” elsewhere in this Form 10-K. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Notice Regarding Forward-Looking Statements.”

Overview

We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. We hold interests in twelve wind power projects located in the United States, Canada and Chile that use proven, best-in-class technology and have a total owned capacity of 1,636 MW. These projects consist of eleven operating projects with one project under construction. Our one construction project, the Logan’s Gap project, which we acquired from Pattern Development on December 19, 2014, is scheduled to commence commercial operations prior to the end of 2015. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price power sale agreement with a creditworthy counterparty. One of our counterparties, PREPA, has been downgraded. See “Risk Factors—Our projects rely on a limited number of key power purchasers. The power purchaser for our Santa Isabel project has been downgraded”. Eighty-nine percent of the electricity to be generated by our projects will be sold under these power sale agreements which have a weighted average remaining contract life of approximately 16 years.

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

Our growth strategy is focused on the acquisition of operational and construction-ready power projects from Pattern Development and other third parties that we believe will contribute to the growth of our business and enable us to increase our dividend per share over time. We expect our continuing relationship with Pattern Development, a leading developer of renewable energy and transmission projects, will be an important source of growth for our business. In addition, we also expect opportunities in Japan and Mexico, to form part of our growth strategy. Currently, Pattern Development has a 4,500 MW pipeline of development projects, all of which are subject to our right of first offer.

Factors that Significantly Affect our Business

Our results of operations in the near-term as well as our ability to grow our business and revenue from electricity sales over time could be impacted by a number of factors, including those affecting our industry generally and those that could specifically affect our existing projects and our ability to grow.

Recent Transactions

On February 19, 2015, we announced that Pattern Development has signed a joint venture agreement with CEMEX Energia, a subsidiary of CEMEX, S.A.B. de C.V. to jointly develop renewable energy projects throughout Mexico. Pattern Development and CEMEX Energia have set a goal of developing 1,000 MW of renewable generation in Mexico over the next five years. Pattern Development’s 4,500 MW pipeline of development projects also includes 1,000 MW of Mexican wind and solar power projects, all of which are subject to our Purchase Rights.

On February 9, 2015, we completed a follow-on offering of our Class A common stock. In total, 12,000,000 shares of Class A common stock were sold. Of this amount, we issued and sold 7,000,000 shares of our Class A common stock and Pattern Development, the selling stockholder, sold 5,000,000 shares of Class A common stock. We received net proceeds of approximately $196.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including investment in one or more acquisition opportunities from Pattern Development, or third parties, which we are considering, and the potential repayment of outstanding indebtedness under our existing revolving credit facility. We did not receive any proceeds from the sale of shares sold by Pattern Development.

On January 28, 2015, we announced that Pattern Development acquired a majority stake in Green Power Investment Corporation (“GPI”), based in Tokyo, Japan. GPI has 1,000 MW in various stages of development, spread across a number of existing near and longer term development projects. Pattern Development’s expected interest in the GPI projects is included in its 4,500 MW pipeline of development projects, all of which are subject to our Purchase Rights.

Since September 2014, we have added five new Identified ROFO Projects to our list of identified projects that we expect to acquire from Pattern Development in connection with our Purchase Rights:

•	On February 13, 2015, Pattern Development announced that it had entered into a 25-year PPA with Hydro-Québec in connection with a 147 MW wind power project proposed to be built in the Chaudière-Appalaches region, approximately 50 kilometers south of Québec City. Pattern Development expects to retain the full interest in the Mont Sainte-Marguerite Wind project. The project is expected to begin commercial operation in late 2017.

•	On January 20, 2015, Pattern Development announced that it had entered into a 13-year PPA with a subsidiary of Amazon.com in connection with a 150 MW wind power project proposed to be built in Indiana. Pattern Development expects to retain an owned capacity in the project of approximately 116 MW. The project is expected to begin commercial operation in late 2015 or early 2016.

•	On November 5, 2014, Pattern Development announced the addition of 150 MW of the 300 MW Henvey Inlet wind power project to our list of Identified ROFO list. The project has a 20-year power purchase agreement with Ontario Power Authority, and is expected to begin construction in 2016.

•	On September 30, 2014, Pattern Development announced that its Conejo Solar photovoltaic power project in Chile had secured a 22-year PPA with an affiliate of Antofagasta Minerals SA. The 104 MW Conejo Solar project, which will be constructed approximately 30 kilometers east of Taltal in Chile’s Atacama Desert, was originated by Pattern Development and upon completion will be the largest solar energy project in Chile with a PPA. The project’s PPA is with Minera Los Pelambres for approximately 70% of the project’s output over the term of the agreement. Conejo Solar is 100% owned by Pattern Development. A third party has an option to buy a 30% stake in the project.

•	On September 30, 2014, Pattern Development announced that, together with Samsung Renewable Energy, Inc. (Samsung), it has signed a 20-year PPA with the Ontario Power Authority for the 100 MW Belle River Wind project in Ontario. Samsung and Pattern Development will jointly develop, own and operate the Belle River Wind project, which will be built in Lakeshore, Ontario.

Trends Affecting our Industry

Wind and solar power have been among the fastest growing sources of electricity generation in North America and globally over the past decade. This rapid growth is largely attributable to wind and solar power’s increasing cost competitiveness with other electricity generation sources, the advantages of wind and solar power over other renewable energy sources and growing public support for renewable energy driven by concerns about security of energy supply and the environment. We expect these trends to continue to drive future growth in the wind power industry.

We believe that the key drivers for the long-term growth of wind power in North America include:

•	overall and regional demand for new power plants resulting from regulatory or policy initiatives, such as state or provincial RPS programs or EPA’s 111d carbon regulations, motivating utilities to procure electricity supply from renewable resources;

•	efficiency and capital cost improvements in wind, solar and other renewable energy technologies, enabling wind and other forms of renewable energy to compete successfully in more markets;

•	governmental incentives, including PTCs, which improve the cost competitiveness of renewable energy compared to traditional sources;

•	environmental and social factors supporting increasing levels of wind, solar and other renewable technologies in the generation mix:

•	regulatory barriers increase the time, cost and difficulty of permitting new fossil fuel-fired facilities, notably coal, and nuclear facilities;

•	decommissioning of aging coal-fired and nuclear facilities is expected to leave a gap in electricity supply; and

•	policy initiatives to include the cost of carbon pollution in conventional fossil fuel-fired electricity generation will increase costs of conventional generation; and

•	price volatility for natural gas used for electricity generation.

Uncertainty related to the demand for power, generally, and thus the need for new power projects, and the expiration of U.S. federal incentives resulted in a reduction in the build rate of wind and solar power and other renewable energy projects in 2013, compared to 2012. In 2014, 4,854 MW were installed in the U.S; however, after the most recent PTC extension, over 10 GW is under construction in 2015. We expect adverse effects of PTC uncertainty to be partially or fully offset in certain markets by regional requirements for new power projects due to older power project retirements, passage of an extension or modification of the U.S. federal tax incentives or other government actions in support of new wind power projects, a potential return to higher natural gas prices, desire, on the part of regulatory commissions and ratepayers, for more stable power sale agreements such as those which wind and solar power projects are ideally suited to provide, and increased difficulty in permitting conventional power projects. In the long term, we believe that substantial growth potential remains in the U.S. market.

In addition, we continue to see more opportunities to acquire wind and solar projects in the North America market than has been typical for the past decade. Three factors are driving this accelerated activity level:

•	We believe that many project developers have scaled back their wind project development teams and investment activity in reaction to the prior or anticipated potential expirations of PTC and ITC cash grant programs and continued uncertainty about federal, state and provincial energy policies and as a result of perceptions about slower market growth in the near term;

•	A number of large European utilities that have been major participants in the U.S. wind power market appear to be strengthening their consolidated balance sheets due to their own home market issues by selling portions of their U.S. investment portfolios; and

•	The emergence of “yieldcos” has provided a new class of investors with an appetite for investment in contract-based renewable power projects.

In general, we continue to believe that there will be additional acquisition opportunities in the United States in the short term and that the longer-term growth trend will continue. We have seen this occur in previous periods when tax credit extensions were uncertain, and we consider it likely to happen again in the coming years. We are a relatively small company involved in a large and somewhat fragmented market in which we believe our fully integrated approach to the business allows us to assess and execute on market opportunities quickly.

Our Outlook

Our projects are generally unaffected by the short-term trends discussed above, given that 89% of the electricity to be generated by our projects is to be sold under our fixed-price power sale agreements, which have a weighted average remaining life of approximately 16 years, as well as, the geographic diversity of our projects and the limited impact that uncertainty related to U.S. federal incentives will have upon completion of construction projects we may have in the United States, Canada and Chile.

Our near-term growth strategy will focus on wind power projects, but will also include evaluation of solar power opportunities, and is largely insulated from the short-term trends. In September 2014, we announced the addition of our first solar project, the 104 MW Conejo Solar photovoltaic power project in Chile to our list of Identified ROFO projects. We expect that most of our short-term growth will come from opportunities to acquire the Identified ROFO Projects, including, among others, those located in Ontario, which have executed power sale agreements with terms substantially similar to our South Kent and Grand PPAs, Pattern Development’s Amazon project, which has already qualified for PTCs and has a long-term power sale agreement, pursuant to our Purchase Rights and the Pattern Development retained Gulf Wind interest pursuant to our Gulf Wind Call Right.

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

Timing of Commencement of Commercial Operations at Our Construction Projects

During 2014, five of our construction projects reached commercial operations and have contributed an additional operating capacity of 602 MW. In December 2014, we acquired another construction project, Logan’s Gap, that we expect will contribute an additional operating capacity of 164 MW in 2015, for an aggregate owned capacity of 1,636 MW. Our near-term operating results will, in part, depend upon our ability to transition our Logan’s Gap project into commercial operations in accordance with our existing construction budgets and schedules. The following table sets forth our construction project as well as its power capacity and our anticipated date of its commencement of commercial operations.

	Location	Construction Start	Commercial Operations	MW
Projects				Rated	Owned
Logan’s Gap	Texas	Q4 2014	Q4 2015	200	164

				200	164

We construct our projects under fixed-price and fixed-schedule contracts with major equipment suppliers and experienced balance-of-plant constructors. Under our management team’s supervision, the construction of our South Kent, El Arrayán, Panhandle 1, Panhandle 2 and Grand projects were completed in 2014. Including their time together before forming Pattern Energy, our management team has constructed and placed into service 30 wind power projects with an aggregate generating capacity of over 3,500 MW. In 2015, we expect that our Logan’s Gap project will commence commercial operations and add an additional 164 MW of owned capacity to our operating project portfolio.

Electricity Sales and Energy Derivative Settlements of Our Operating Projects

Our electricity sales and energy derivative settlements are primarily determined by the price of electricity and any environmental attributes we sell under our power sale agreements and the amount of electricity that we produce, which is in turn principally the result of the wind conditions at our project sites and the performance of our equipment. Eighty-nine percent of the electricity to be generated across our projects is currently committed under long-term, fixed-price power sale agreements which have a weighted average remaining contract life of approximately 16 years.

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

When analyzed together, a portfolio’s probability of exceedance changes when all the projects are considered as a portfolio instead of on a stand-alone basis. Due to the geographical separation between our projects, the uncertainty variables and wind speed correlations are diverse enough across the portfolio to provide improvement in the overall uncertainty, which we refer to as the portfolio effect. For example, the sum of our individual projects’ P75 output levels is approximately 92% of the aggregate P50 output level (which is unaffected by the portfolio effect), while the P75 output level, when taking into account the portfolio effect, is approximately 95% of our aggregate P50 output level. On a portfolio basis, our P90 and P95 production estimates for the annual electricity generation of our twelve projects, once they are all fully operational, are approximately 91% and 88%, respectively, of our estimated P50 output levels. The portfolio effect results in an improvement in the production stability across the portfolio. A greater diversity of projects in the portfolio has the effect of increasing the frequency of occurrences aggregated around the expected result (probability level). This is demonstrated in the following diagram:

Our electricity generation is also dependent on the equipment that we use. We have selected high-quality equipment with a goal of having a concentration of turbines from top manufacturers. We employ (or will employ) the Siemens 2.3 MW turbine at ten of our twelve project sites, the Mitsubishi MWT95/2.4 turbine at our Gulf Wind site and the GE 1.85 87 turbine at our Panhandle 1 site. With a combination of high-quality equipment and scale, we have structured our projects such that we may expect high availability and long-term production from the equipment, develop operating expertise and experience, which can be shared among our operators, obtain a high level of attention and focus from the manufacturers and maintain a shared spare parts inventory and common operating practices. Given our manufacturers’ global fleet sizes and strong balance sheets, the warranties that we secure for our turbines and our operating approach described below, we are confident in our expectations for reliable long-term turbine operation.

Accounting for Derivative Instruments

We have, and expect to continue to enter into, contracts to hedge against risks related to fluctuations in energy prices and interest rates on our project loans and foreign currency exchange rates. We recognize derivative instruments as assets or liabilities at fair value in our consolidated balance sheets, unless the derivative instruments qualify for the “normal purchase normal sale” (“NPNS”) scope exception to derivative accounting. Our method of accounting for a change in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as part of a hedging relationship and, if so, on the type of hedging relationship. For derivative instruments that are not designated, such as our energy derivatives and certain of our interest rate derivatives, changes in fair value are recorded as a component of net income on our consolidated statement of operations. Certain of our electricity price derivatives that qualify for the NPNS scope exception to derivative accounting are accounted for under the accrual method of accounting. For derivative instruments that are designated as cash flow hedges, the effective portion of the change in the fair value of the instrument is recorded as a component of other comprehensive income. Changes in the fair value of derivative instruments designated as cash flow hedges are subsequently reclassified into net income in the period that the hedged transaction affects earnings. The ineffective portion of changes in the fair value of designated hedges is also recorded as a component of current net income.

The fair value of a derivative is a function of a number of factors, including the duration and notional volume of the derivative and forward price curve for the product or item to which the derivative applies. In general, there is more volatility in the fair value of derivative instruments that are designed to protect long-dated risks, such as an 18-year loan amortization profile, than those with short durations, such as a two-year foreign currency fixed-for-floating swap. Where possible, we have sought to protect ourselves against electricity and interest rate exposures with a relatively longer term hedging strategy. We expect to hedge exposure to foreign currency exchange rates in the future over shorter periods of time. Accordingly, we have experienced in the past, and expect to record in the future, substantial volatility in the components of our net income that relate to the mark-to-market adjustments on our undesignated energy and interest rate derivatives.

We believe that mark-to-market adjustments that we make to the fair value of our derivative assets and liabilities are generally mirrored by changes in the economic value of the related operating or financial assets, such as our wind projects and our project loans, for which the application of accounting principles generally accepted in the United States (“U.S. GAAP”) does not permit us to record such economic gains and losses. For this reason, and because one of our principal financial objectives is to produce stable and sustainable cash available for distribution, we believe that the economic value to our stockholders reflected in these derivative instruments, outweighs the risk of volatility in net income that we expect to report. Accordingly, we believe it is useful to investors to consider supplemental financial measures that we report, such as Adjusted EBITDA, where we have subtracted and added back, as applicable, the unrealized gains and losses arising from mark-to-market adjustments on our derivative instruments, and cash available for distribution.

Acquisitions of New Projects

We expect that the acquisition of operational and construction-ready power projects from Pattern Development and other third parties will contribute to our operational results. Below is a summary of the Identified ROFO Projects that we expect to acquire from Pattern Development in connection with our Purchase Rights:

Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated(3)	Pattern Development- Owned(4)
Gulf Wind(5)	Operational	Texas	2008	2009	Hedge	283	76
K2	In construction	Ontario	2014	2015	PPA	270	90
Armow	In construction	Ontario	2014	2015	PPA	180	90
Meikle	Ready for financing	British Columbia	2015	2016	PPA	185	185
Conejo Solar	Ready for financing	Chile	2015	2016	PPA	104	73
Belle River	Securing final permits	Ontario	2016	2017	PPA	100	50
Henvey Inlet	Late stage development	Ontario	2016	2017	PPA	300	150
Amazon	Ready for financing	Indiana	2015	Late 2015 / Early 2016	PPA	150	116
Mont Sainte-Marguerite	Late stage development	Québec	2016	2017	PPA	147	147

						1,719	977

(1)	Represents date of actual or anticipated commencement of construction.
(2)	Represents date of actual or anticipated commencement of commercial operations.
(3)	Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of wind and other conditions, a project or a turbine will not operate at its rated capacity at all times and the amount of electricity generated will be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors discussed elsewhere in this Form 10-K.
(4)	Pattern Development-owned capacity represents the maximum, or rated, electricity generating capacity of the project multiplied by Pattern Development’s percentage ownership interest in the distributable cash flow of the project.
(5)	We have a call right to acquire Pattern Development’s retained interest in the Gulf Wind project, at fair market value, at any time between October 2, 2014 and October 2, 2015.

Project Operations

Our ability to generate electricity in an efficient and cost-effective manner is impacted by our ability to maintain the operating capacity of our projects. We use reliable and proven wind turbines and other equipment for each of our projects.

For the years ended December 31, 2014, 2013 and 2012, our turbine availability across our projects was 95.7%, 88.3% and 97.6%, respectively. For the year ended December 31, 2014, Gulf Wind had higher than normal downtime due primarily to blade issues which were compensated by the manufacturer under warranty. The remainder of the fleet, including the several new sites that went through startup in 2014, had an average turbine availability of 97.2%, which is in line with industry standards for original investment projections reviewed by independent engineering firms. For the year ended December 31, 2013, our turbine availability was lower than industry standards due primarily to the blade issue at our Santa Isabel and Ocotillo projects and certain equipment issues at our Spring Valley project, which were covered under manufacturer’s warranty (including compensation for downtime) and have since been fully remedied.

See Item 1 “Business—Organization of Our Business—Operations and Maintenance.” To accomplish this level of availability, we provide forward-looking wind forecasts to each of our sites twice a day. Our site managers use this information to plan the maintenance activities for those days, in order to schedule maintenance during low wind periods, where impact to revenues is minimized. In addition, for sites with power prices that vary during different periods, we schedule work to avoid known or anticipated high price periods.

In addition, as a result of the importance we place on safety and implementation of a safety management program, the Company has experienced no significant lost time events, worksite accidents, or other significant environmental, health or safety, or “EHS,” issues with its employees and facilities in 2014 or 2013. Certain contractors or subcontractors at our construction sites have had worksite accidents, and we continue to work with these third parties to improve their safety performance.

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

Proportional MWh Sold and Average Realized Electricity Price

The number of MWh sold and the average realized price per MWh sold are the operating metrics that determine our revenue, as well as the revenue of our unconsolidated investments. As a result of the commencement of commercial operations at our South Kent, El Arrayán, Panhandle 1 and Panhandle 2 projects, each of which is a partially owned project, we believe it is appropriate to focus on our proportional interest in the production of our project interests. Accordingly, we are reporting proportional MWh sold (in lieu of MWh sold, which we have previously reported) and revising our calculation of average realized electricity price to reflect our proportional interest in both revenues and MWh sold. Additionally, as a result we only include in these reported figures our proportional interest in the production at our Gulf Wind project where, previously, the noncontrolling interest in the production was included in our determination of MWh sold and average realized electricity price. Proportional MWh sold for any period presented, represents the sum of the product of (i) the number of MWh sold by each of our projects multiplied by (ii) our percentage interest in each projects’ distributable cash flow. For any period presented, average realized electricity price represents (i) the sum of the products of: (a) total revenue from electricity sales and energy derivative settlements at each of our projects and (b) our percentage interest in each project’s distributable cash flow, divided by (ii) our proportional MWh sold.

Adjusted EBITDA

We define Adjusted EBITDA as net income before net interest expense, income taxes and depreciation and accretion, including our proportionate share of net interest expense, income taxes and depreciation and accretion of joint venture investments that are accounted for under the equity method. Adjusted EBITDA is a non-U.S. GAAP measure. Adjusted EBITDA also excludes the effect of certain mark-to-market adjustments and infrequent items not related to normal or ongoing operations, such as early payment of debt and realized derivative gain or loss from refinancing transactions, and gain or loss related to acquisitions or divestitures. In calculating Adjusted EBITDA, we exclude mark-to-market adjustments to the value of our derivatives because we believe that it is useful for investors to understand, as a supplement to net income and other traditional measures of operating results, the results of our operations without regard to periodic, and sometimes material, fluctuations in the market value of such assets or liabilities.

The most directly comparable U.S. GAAP measure to adjusted EBITDA is net (loss) income. The following table reconciles net (loss) income to Adjusted EBITDA for the periods presented and is unaudited (in thousands):

	Year ended December 31,
	2014	2013	2012
Net (loss) income	$(39,999)	$10,072	$(13,376)
Plus:
Interest expense, net of interest income	66,729	61,118	35,457
Tax provision (benefit)	3,136	4,546	(3,604)
Depreciation and accretion	104,417	83,180	49,027

EBITDA	$134,283	$158,916	$67,504

Unrealized loss on energy derivative	3,878	11,272	6,951
Unrealized loss (gain) on derivatives	11,668	(15,601)	4,953
Interest rate derivative settlements	4,075	2,099	—
Net gain on transactions	(13,843)	(5,995)	(4,173)
Plus, proportionate share from equity accounted investments:
Interest expense, net of interest income	14,081	267	44
Tax provision (benefit)	102	(172)	(65)
Depreciation and accretion	13,720	20	—
Unrealized loss (gain) on interest rate and currency derivatives	30,126	(9,076)	27
Realized loss on interest rate and currency derivatives	22	39	—

Adjusted EBITDA	$198,112	$141,769	$75,241

Cash Available for Distribution

We define cash available for distribution as net cash provided by operating activities as adjusted for certain other cash flow items that we associate with our operations. It is a non-U.S. GAAP measure of our ability to generate cash to service our dividends. In September 2014, we received our first cash distribution from an unconsolidated investment, South Kent. Our definition of cash available for distribution has accordingly been modified from prior periods to include distributions from unconsolidated investments, to the extent such distributions were derived from operating cash flows. Cash available for distribution represents cash provided by operating activities as adjusted to (i) add or subtract changes in operating assets and liabilities, (ii) subtract net deposits into restricted cash accounts, which are required pursuant to the cash reserve requirements of financing agreements, to the extent they are paid from operating cash flows during a period, (iii) subtract cash distributions paid to noncontrolling interests (iv) subtract scheduled project-level debt repayments in accordance with the related loan amortization schedule, to the extent they are paid from operating cash flows during a period, (v) subtract non-expansionary capital expenditures, to the extent they are paid from operating cash flows during a period, (vi) add cash distributions received from unconsolidated investments, to the extent such distributions were derived from operating cash flows and (vii) add or subtract other items as necessary to present the cash flows we deem representative of our core business operations.

The most directly comparable U.S. GAAP measure to both cash available for distribution before principal payments and cash available for distribution is net cash provided by (used in) operating activities. The following table is a reconciliation of our net cash provided by operating activities to both cash available for distribution before principal payments and cash available for distribution for the periods presented (unaudited and in thousands):

	Year ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$110,448	$78,152	$35,051
Changes in current operating assets and liabilities	(9,002)	8,237	6,885
Network upgrade reimbursement	2,472	1,854	6,263
Use of operating cash to fund maintenance and debt reserves	—	—	(1,047)
Release of restricted cash to fund general and administrative costs	223	318	—
Operations and maintenance capital expenditures	(267)	(819)	(623)
Transaction costs for acquisitions	1,730	—	—
Distributions from unconsolidated investment	7,891	—	—
Less:
Distributions to noncontrolling interests	(2,100)	(2,292)	(1,298)
Principal payments paid from operating cash flows(1)	(49,246)	(42,829)	(27,546)

Cash available for distribution	$62,149	$42,621	$17,685

(1)	Excludes $7,495 of principal pre-payments on our Ocotillo project which were paid from ITC cash grant proceeds in 2013

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table provides selected financial information for the periods presented (in thousands, except percentages):

	Year ended December 31,
	2014	2013	$ Change	% Change
Revenue	$265,493	$201,573	$63,920	32%

Project expense	77,775	57,677	(20,098)	-35%
Depreciation and accretion	104,417	83,180	(21,237)	-26%

Total cost of revenue	182,192	140,857	(41,335)	-29%

Gross profit	83,301	60,716	22,585	37%

General and administrative	22,533	4,819	(17,714)	-368%
Related party general and administrative	5,787	8,169	2,382	29%

Total operating expenses	28,320	12,988	(15,332)	-118%

Operating income	54,981	47,728	7,253	15%
Total other expense	(91,844)	(33,110)	(58,734)	-177%

Net (loss) income before income tax	(36,863)	14,618	(51,481)	-352%
Tax provision	3,136	4,546	1,410	31%

Net (loss) income	(39,999)	10,072	(50,071)	-497%
Net loss attributable to noncontrolling interest	(8,709)	(6,887)	1,822	26%

Net (loss) income attributable to controlling interest	$(31,290)	$16,959	$(48,249)	-285%

Proportional MWh sold and average realized electricity price. Our proportional MWh sold in the year ended December 31, 2014 was 2,914,810 MWh, as compared to 1,771,772 MWh in the year ended December 31, 2013, representing an increase of 1,143,038 MWh or approximately 65%. This increase in proportional MWh sold during 2014 as compared to 2013 was primarily attributable to the commencement of commercial operations at South Kent, El Arrayán, Panhandle 1 and Panhandle 2 at various times during the year and an increase in production from an additional 42 MW at Ocotillo for the full year of 2014. Our average realized electricity price was approximately $88 per MWh during the year ended December 31, 2014 as compared to approximately $88 per MWh in the prior year.

Revenue. Revenue for the year ended December 31, 2014 was $265.5 million compared to $201.6 million for the year ended December 31, 2013, an increase of $63.9 million, or approximately 32%. The increase in revenue for the year ended December 31, 2014 as compared to the prior year was primarily attributable to the commencement of commercial operations at both El Arrayán and Panhandle 1 in June 2014 and Panhandle 2 in November 2014 and an increase in production at Ocotillo. In addition, we realized a $7.4 million loss on valuation of the Gulf Wind energy derivative. The value of our energy derivative, and the amount of unrealized gain or loss we record, increases and decreases due to our monthly derivative settlements and changes in forward electricity prices, which are derived from and impacted by changes in forward natural gas prices. These increases to revenue were offset by $14.4 million less warranty settlement revenue as compared to 2013.

Cost of revenue. Cost of revenue for the year ended December 31, 2014 was $182.2 million compared to $140.9 million for the year ended December 31, 2013, an increase of $41.3 million, or approximately 29%. The increase in cost of revenue during 2014 as compared to 2013 was primarily attributable to the commencement of commercial operations at both El Arrayán and Panhandle 1 in June 2014, Panhandle 2 in November 2014, and depreciation and project expense associated with a full year of operations for the additional 42 MW at Ocotillo.

As each new project commences commercial operations, we incur new incremental and ongoing costs for maintenance and services agreements, property taxes, insurance, land lease, depreciation and other costs associated with managing, operating and maintaining the facility, including adding site employees and other operations staff.

Operating expenses. Operating expenses for the year ended December 31, 2014 were $28.3 million compared to $13.0 million for the year ended December 31, 2013, an increase of $15.3 million, or approximately 118%. The increase in operating expenses during 2014 as compared to 2013 was primarily attributable to an increase in expenses associated with being a public company and supporting and acquiring new projects. In 2014, we recorded $4.1 million of noncash employee stock-based compensation expense, compared to $0.5 million recorded in the prior year. After the initial public offering in 2013, we recorded direct payroll costs and employee-related, audit and consulting expenses, and other administrative expenses, that were previously allocated to us from Pattern Development, and which were reflected in related party general and administrative expense.

Other expense. Other expense for the year ended December 31, 2014 was $91.8 million compared to $33.1 million for the year ended December 31, 2013. The increase of $58.7 million, or approximately 177%, in other expense during 2014 as compared to 2013 was primarily attributable to a $33.1 million increase in equity losses in unconsolidated investments which were primarily related to unrealized loss on interest rate derivatives on the unconsolidated investees’ financial statements. In addition, we had a $11.7 million unrealized loss on interest rate derivatives at the Ocotillo project compared to a $15.6 million gain for the year ended December 31, 2013. A decrease in the forward interest rate curve during the year ended December 31, 2014 resulted in both of these unrealized losses. Offsetting these increased losses is a $7.8 million increase in net gain on transactions, principally related to our acquisition of an additional 38.5% interest in the El Arrayán project.

Tax provision. The tax provision was $3.1 million for the year ended December 31, 2014 compared to $4.5 million for the same period in the prior year. The expense of $3.1 million is primarily related to the fair value remeasurement of our original 31.5% interest in El Arrayán and the effect of a tax regime change in Chile, offset against tax benefits earned in our Canadian operations.

Noncontrolling interest. The net loss attributable to noncontrolling interest was $8.7 million for the year ended December 31, 2014 compared to a $6.9 million net loss attributable to noncontrolling interest for the year ended December 31, 2013. The increased loss allocation for the year ended December 31, 2014 was primarily attributable to the reduction of the unrealized loss on energy derivative and lower hedge settlements at Gulf Wind during the year ended December 31, 2014. In addition, the commencement of operations at El Arrayán and Panhandle 1 in June 2014 and Panhandle 2 in November 2014 contributed to the net loss attributable to noncontrolling interest as a result of our tax equity financing structure which resulted in book losses being attributed to the tax equity investor.

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2014 was $198.1 million compared to $141.8 million for the same period in the prior year, an increase of $56.3 million, or approximately 40%. The increase in Adjusted EBITDA during 2014 as compared to 2013 was primarily attributable to the commencement of commercial operations at South Kent in March 2014, both El Arrayán and Panhandle 1 in June 2014, Panhandle 2 in November 2014 and the final 42 MW at Ocotillo in July 2013 recognized for the full year in 2014. For a reconciliation of net income to Adjusted EBITDA, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Adjusted EBITDA.”

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table provides selected financial information for the periods presented (in thousands, except percentages):

	Year ended December 31,
	2013	2012	$ Change	% Change
Revenue	$201,573	$114,528	$87,045	76%

Project expense	57,677	34,843	(22,834)	-66%
Depreciation and accretion	83,180	49,027	(34,153)	-70%

Total cost of revenue	140,857	83,870	(56,987)	-68%

Gross profit	60,716	30,658	30,058	98%

Development expense	—	174	174	100%
General and administrative	4,819	858	(3,961)	-462%
Related party general and administrative	8,169	10,604	2,435	23%

Total operating expenses	12,988	11,636	(1,352)	-12%

Operating income	47,728	19,022	28,706	151%
Total other expense	(33,110)	(36,002)	2,892	8%

Net income (loss) before income tax	14,618	(16,980)	31,598	186%
Tax provision (benefit)	4,546	(3,604)	(8,150)	-226%

Net income (loss)	10,072	(13,376)	23,448	175%
Net loss attributable to noncontrolling interest	(6,887)	(7,089)	(202)	-3%

Net income (loss) attributable to controlling interest	$16,959	$(6,287)	$23,246	370%

Proportional MWh sold and average realized electricity price. Our proportional MWh sold during the year ended December 31, 2013 was 1,771,772 MWh as compared to 1,177,027 MWh sold in the year ended December 31, 2012, representing an increase of 594,745 MWh, or approximately 51%. This increase in proportional MWh sold during 2013 as compared to 2012 was primarily attributable to the commencement of commercial operations at Spring Valley in August 2012 and both Santa Isabel and Ocotillo in December 2012. Our average realized electricity price was approximately $88 per MWh in the year ended December 31, 2013 as compared to approximately $78 per MWh in the year ended December 31, 2012. The average realized electricity price in 2013 was higher than the comparable period in 2012 because the pricing terms under the Spring Valley, Santa Isabel and Ocotillo project PPAs are each higher than our overall average realized price applicable in 2012.

Revenue. Revenue for the year ended December 31, 2013 was $201.6 million compared to $114.5 million for the year ended December 31, 2012, an increase of $87.1 million, or approximately 76%. This increase in revenue during 2013 as compared to 2012 was the result of an increase of $71.5 million in electricity sales primarily attributable to the commencement of commercial operations at Spring Valley in August 2012 and both Santa Isabel and Ocotillo in December 2012. In addition, during the year ended December 31, 2013 we recorded other revenue of $21.9 million related to non-refundable warranty settlement payments we received from a turbine supplier during the period as a result of the turbines at the Ocotillo and Santa Isabel projects being off line for a portion of the period. The increase in electricity sales in 2013 as compared to 2012 was offset by a decrease of $4.3 million in period-over-period revenue due to energy derivative valuation. In 2013, we recorded a $11.3 million unrealized loss on energy derivative compared to a $7.0 million unrealized loss in 2012. The value of our energy derivative, and the amount of unrealized gain or loss we record, increases and decreases due to our monthly derivative settlements and changes in forward electricity prices, which are derived from and impacted by changes in forward natural gas prices.

Cost of revenue. Cost of revenue for the year ended December 31, 2013 was $140.9 million compared to $83.9 million for the year ended December 31, 2012, an increase of $57.0 million, or approximately 68%. The increase in cost of revenue during 2013 as compared to 2012 was primarily attributable to the commencement of commercial operations at Spring Valley in August 2012 and both Santa Isabel and Ocotillo in December 2012 with depreciation and accretion contributing $34.2 million of the $57.0 million increase in 2013 as compared to 2012. As each new project commences commercial operations, we incur new incremental and ongoing costs for maintenance and services agreements, property taxes, insurance, land lease and other costs associated with managing, operating and maintaining the facility, including adding site employees and operations center staff.

General and administrative expense. General and administrative expense for the year ended December 31, 2013 was $4.8 million compared to $0.9 million for the year ended December 31, 2012, an increase of $3.9 million, or approximately 462%. After the initial public offering, we recorded direct payroll costs and employee-related, audit and consulting expenses costs, and other administrative costs that were previously allocated to us from Pattern Development and which were reflected in related party general and administrative expense. In addition, we incur additional general and administrative costs related to being a public company, such as directors’ fees.

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

Other expense. Other expense for the year ended December 31, 2013 was $33.1 million compared to $36.0 million for the year ended December 31, 2012. The decrease of $2.9 million in other expense during 2013, as compared to 2012, was primarily related to a $7.9 million increase in equity in earnings in unconsolidated investments, which was primarily attributable to interest rate swaps that were entered into during 2013, which were deemed to be derivatives and not designated as hedges. The gain on these interest rate swaps was attributable to an increase in the forward interest rate curve after these interest rate swaps were entered into. In addition, there was a $20.6 million increase in unrealized gain on derivatives as a portion of our interest rate swaps on the Ocotillo project are not designated as hedges and there was an increase in the forward interest rate curve, which decreases our liability under these interest rate swaps and increases our unrealized gain on derivatives. During the year ended December 31, 2013, we also recorded a $7.2 million gain on the sale of Puerto Rico tax credits at the Santa Isabel project and $1.2 million of transaction expense related to our acquisition of Grand and Panhandle 2 projects as compared to a $4.2 million gain on the sale of a portion of the El Arrayán project in 2012. Offsetting these gains was a $27.1 million increase in interest expense in 2013 attributable to the commencement of commercial operations at Spring Valley in August 2012 and at Santa Isabel and Ocotillo in December 2012 and the resultant cessation of interest capitalization and treatment of interest as expense under the related facilities.

Tax provision. The tax provision was $4.5 million for the year ended December 31, 2013 compared to a $3.6 million benefit for the year ended December 31, 2012. The 2012 benefit was principally the result of the Santa Isabel project holding company being subject to U.S. income taxes and the impact of receipt of a U.S. Treasury cash grant by the Santa Isabel project on a stand-alone basis in 2012 which then required a valuation allowance in 2013 as the Santa Isabel project is included in our consolidated U.S. income tax return as a result of the Contribution Transactions.

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

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2013 was $141.8 million compared to $75.2 million for the year ended December 31, 2012, an increase of $66.6 million. The increase in Adjusted EBITDA during 2013 as compared to 2012 was primarily attributable to the commencement of operations at Spring Valley in August 2012 and at Santa Isabel and Ocotillo in December 2012. For a reconciliation of net income to Adjusted EBITDA, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Adjusted EBITDA.”

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

The principal indicators of our liquidity are our restricted and unrestricted cash balances and availability under our credit agreements. As of December 31, 2014, our available liquidity was $683.2 million, including unrestricted cash on hand of $101.7 million, restricted cash on hand of $47.7 million, $254.9 million available under our revolving credit agreements and $278.9 million available under project financings consisting of $90.5 million for post construction use and $188.4 million for construction use.

We believe that throughout 2015, we will have sufficient liquid assets, cash flows from operations, and borrowings available under our revolving credit facility to meet our financial commitments, debt service obligations, contingencies and anticipated required capital expenditures for at least the next 24 months, without taking into account capital required for additional project acquisitions. Additionally, we believe that our construction project has been sufficiently capitalized such that we will not need to seek additional financing arrangements in order to complete construction and achieve commercial operations at the project. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corresponding adverse effect on our borrowing capacity. In connection with our future capital expenditures and other investments, including any project acquisitions that we may make, we may, from time to time, issue debt or equity securities.

Cash Flows

We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities as well as cash available for distribution to evaluate our periodic cash flow results.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $110.4 million for the year ended December 31, 2014 as compared to $78.2 million for the same period in the prior year, an increase of $32.2 million, or approximately 41%. The increase in cash provided by operating activities was primarily the result of higher revenue of $56.5 million, excluding unrealized loss on energy derivative, which was primarily attributable to the commencement of commercial operations at both El Arrayán and Panhandle 1 in June 2014 and increased production at Ocotillo. In addition to the increase was a $16.9 million net change in operating assets and liabilities. Offsetting these increases in revenue were increases of $20.1 million in project expenses, $11.7 million in operating expenses, excluding an $3.6 million increase in noncash employee stock-based compensation expense, and $6.1 million in interest expense and related derivative settlements.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $379.4 million for the year ended December 31, 2014, which consisted primarily of $119.5 million for capital expenditures, $306.6 million of acquisitions, net of cash acquired including $123.4 million for Panhandle 1, $123.6 million for Panhandle 2, $44.6 million for the additional 38.5% interest in El Arrayán and $15.1 million for Logan’s Gap. This is partially offset by $22.0 million of distributions from unconsolidated investments and a $17.5 million increase in other assets driven by cash received from a refund of security deposit related to an energy hedge arrangement upon commercial operations of Panhandle 2. Net cash provided by investing activities was $72.4 million for the year ended December 31, 2013, which consisted of $173.4 million of ITC grant proceeds at Ocotillo and Santa Isabel, $14.3 million of proceeds from the sale of investments and tax credits, and a net reduction in our reimbursable interconnection receivable of $49.7 million, offset by $123.5 million of capital expenditures primarily at Ocotillo and Santa Isabel and a funding of restricted cash primarily at Ocotillo under the credit agreement.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $269.0 million, which consisted of $286.8 million of proceeds from our May 2014 equity offering, net of transaction costs, $200.8 million in capital contributions from noncontrolling investees of Panhandle 1 and Panhandle 2, $50.0 million drawn on a credit facility, partially offset by a $210.2 million repayment of short-term debt, of which $195.4 million relates to the repayment of the Panhandle 2 construction loan, and $52.3 million of dividend payments. Net cash used in financing activities for the year ended December 31, 2013 was $63.4 million, which was attributable to $317.9 million of net initial public offering proceeds, $138.6 million of loan proceeds primarily at Santa Isabel and Ocotillo and $32.7 million of capital contributions prior to the initial public offering offset by $232.6 million of distributions to Pattern Development in conjunction with the Contribution Transactions, $49.4 million related to the acquisition of Grand from Pattern Development, repayment of $114.1 million of construction and bridge loans at Santa Isabel and Ocotillo, $98.9 million of capital distributions prior to our initial public offering, and $50.3 million of long-term debt repayments.

Cash Available for Distribution

Cash available for distribution was $62.1 million for the year ended December 31, 2014 as compared to $42.6 million for the same period in the prior year. This $19.5 million increase in cash available for distribution was primarily the result of higher revenue of $56.5 million (excluding unrealized loss on energy derivative), which was primarily attributable to the commencement of commercial operations at both the El Arrayán and Panhandle 1 in June 2014 and increased production at Ocotillo. In addition, we recorded a $7.9 million cash distribution from unconsolidated investments. Offsetting these increases in electricity sales were increases of $20.1 million in project expenses, $11.7 million in operating expenses, excluding a noncash employee stock-based compensation expense increase of $3.6 million, $6.4 million in principal payments from operating cash and $6.1 million in interest expense and related derivative settlements. For a reconciliation of net income to cash available for distribution, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Cash Available for Distribution.”

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $78.2 million for the year ended December 31, 2013 as compared to $35.1 million for the year ended December 31, 2012. Electricity sales were $71.5 million higher during 2013 as compared to 2012, which was primarily attributable to the commencement of commercial operations at Spring Valley in August 2012 and both Santa Isabel and Ocotillo in December 2012. In addition, during the year ended December 31, 2013, we recorded other revenue of $21.9 million related to non-refundable warranty settlement payments we received from a turbine supplier during the period as a result of the turbines at the Ocotillo and Santa Isabel projects being off line for a portion of 2013. Offsetting these increases in electricity sales and other revenue is an $8.7 million increase in the period-over-period reduction of cash flow provided by operations related to an increase in trade receivables consistent with our terms under the power sales agreements, a period-over-period increase of $19.4 million in project expenses, and a period-over-period increase in cash interest expense of $22.8 million.

Net Cash Provided by (Used in) Investing Activities

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

Net Cash (Used in) Provided by Financing Activities

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

Cash Available for Distribution

Cash available for distribution was $42.6 million for the year ended December 31, 2013 as compared to $17.7 million for the year ended December 31, 2012, an increase of $24.9 million. This increase in cash available for distribution was the result of higher electricity sales of $71.5 million, which was primarily attributable to the commencement of commercial operations at Spring Valley in August 2012, and at Santa Isabel and Ocotillo in December 2012. Also, during the year ended December 31, 2013, we recorded other revenue of $21.9 million related to warranty settlement payments we received from a turbine supplier during the period as a result of the turbines at the Ocotillo and Santa Isabel projects being off line for a portion of the period. Offsetting these increases in electricity sales and other revenue is a period-over-period increase of $19.4 million in project expenses, a period-over-period increase in cash interest expense of $22.8 million, a $15.3 million increase in principal payments from operating cash flows as the additional projects commenced operations in late 2012 and a $4.4 million increase in network upgrade reimbursements. For a reconciliation of net income to cash available for distribution, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Cash Available for Distribution.”

Capital Expenditures and Investments

We currently own only those projects that we acquired through the Contribution Transactions and those which we additionally acquired from Pattern Development and third parties in December 2013 and all of 2014. Each of the acquired project entities has secured all of the required project equity needed to complete the construction and achieve commercial operations at our construction projects. In addition, funding for all remaining planned construction costs, including contingency allowances, is available under financing commitments from project lenders. All capital expenditures and investments in 2014 have either been funded by us or Pattern Development or are available from project finance lenders under project-level credit facilities. For 2014, total capital expenditures were $119.5 million. For 2015, we expect to make capital expenditures of $171.0 million at our owned construction project. We do not record capital expenditures at our projects held at our consolidated equity investees.

We expect to make investments in additional projects. Although we have no commitments to make any such acquisitions, we consider it reasonably likely that we may have the opportunity to acquire certain other Pattern Development projects under our purchase rights within the next 24 month period. We believe that we will have sufficient cash and revolving credit facility capacity to complete the funding of Logan’s Gap construction commitment, but this may be affected by any other acquisitions or investments that we make. We also have a call right to purchase Pattern Development’s interest in the Gulf Wind project at fair market value, which is exercisable during the period from October 2, 2014 to October 2, 2015. To the extent that we make any such investments or acquisitions, we will evaluate capital markets and other corporate financing sources available to us at the time.

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

For the year ending December 31, 2015 we have budgeted $0.5 million for operational capital expenditures and $1.5 million for expansion capital expenditures.

Description of Credit Agreements

Revolving Credit Facility

On December 17, 2014, certain of our subsidiaries entered into an Amended and Restated Credit and Guaranty Agreement which increased our available limit under our existing revolving corporate credit facility from $145 million to $350 million. The facility has a four-year term and is comprised of a revolving loan facility, a letter of credit facility and a swing-line facility. The facility is secured by pledges of the capital stock and ownership interests in certain of our holding company subsidiaries.

As of December 31, 2014, letters of credit of $45.1 million have been issued under the facility and we have an outstanding drawn loan balance of $50.0 million under the facility.

Interest Rate and Fees

The loans under our revolving credit facility are either base rate loans or Eurodollar rate loans. The base rate loans accrue interest at the fluctuating rate per annum equal to the greatest of the (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate that would be in effect for a Eurodollar rate loan with an interest period of one month plus 1.0%, plus an applicable margin ranging from 1.25% to 1.75% (corresponding to applicable leverage ratios of the borrower). The Eurodollar rate loans accrue interest at a rate per annum equal to LIBOR, as published by Reuters plus an applicable margin ranging from 2.25% to 2.75% (corresponding to applicable leverage ratios of the borrower). Under the facility, we pay a revolving commitment fee equal to the average of the daily difference between revolving commitments and the total utilization of revolving commitments times 0.50%. We also pay letter of credit fees.

Maintenance Covenants

Our revolver requires the subsidiary borrowers to maintain a leverage ratio (the ratio of borrower debt to borrower cash flow) that does not exceed 5.50:1.00 and an interest coverage ratio (the ratio of borrower cash flow to borrower interest expense) that is not less than 1.75:1.00.

Distribution Conditions

Certain of our subsidiaries are subject to usual and customary affirmative and negative covenants under our revolving credit facility. Specifically, with limited exceptions, such subsidiaries are prohibited from distributing funds to us unless the following conditions are met: (i) no event of default under the corporate credit facility has occurred and is continuing or would be caused by such distribution and (ii) the corporate credit facility borrowers are in compliance with the leverage ratio test and the interest coverage ratio test, both before and after giving effect to such declaration.

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

The Gulf Wind Credit Agreement also provides for an operations and maintenance reserve loan facility in an amount up to $8.1 million and a debt service reserve loan facility in an amount up to $12.5 million. As of December 31, 2014 approximately $156.1 million of indebtedness was outstanding under the Gulf Wind Credit Agreement, all of which was outstanding under the term loan. In connection with the facility, Gulf Wind LLC entered into interest rate swaps and cap agreements to reduce its exposure to variable interest rates during the term of the facility and to hedge its exposure to refinancing rate risk.

Interest Rate and Fees

Base rate loans accrue interest at the greater of (i) the base rate, which is (a) the greater of the prime rate and (b) the federal funds rate plus 0.50%, plus the applicable margin under the Gulf Wind Credit Agreement and (ii) LIBOR plus 3.00% per annum, the base rate floor. The base rate floor for term loans and debt service reserve loans is 3% plus LIBOR with an interest period of three months. The base rate floor for reactive power upgrade loans and operations and maintenance reserve loans is 3% plus LIBOR with an interest period of one month. LIBOR loans accrue interest at LIBOR plus the applicable margin under the Gulf Wind Credit Agreement. Gulf Wind LLC is also required to pay quarterly commitment fees on the operations and maintenance loan commitment, the debt service reserve loan commitment and the reactive power upgrade loan commitment. Our effective annual interest rate, after taking into account our fixed-for-floating LIBOR rate swaps, is approximately 6.6%.

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

St. Joseph Amended Credit and Security Agreement

In April 2011, St. Joseph Wind Farm Inc., or “St. Joseph Inc.,” entered into an amended credit and security agreement or the “St. Joseph Credit Agreement.” The St. Joseph Credit Agreement provides up to C$250.0 million in construction loan borrowings. Construction loan borrowings under the St. Joseph Credit Agreement were used to finance the construction of the St. Joseph wind power project and converted upon completion of construction of the St. Joseph wind power project to a term loan, which will mature in May 2031. The St. Joseph Credit Agreement also provides for a revolving reserve loan facility in an amount up to C$10.0 million. As of December 31, 2014, C$220.1 million of indebtedness was outstanding under the St. Joseph Credit Agreement, all of which was outstanding under the term loan. The financing is limited recourse to us.

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

As of December 31, 2014, approximately $167.3 million of indebtedness was outstanding under the Spring Valley Financing Agreement, all of which was outstanding under the term loan. We have agreed to indemnify Spring Valley LLC in the event of disallowance of the ITC cash grant. Other than the indemnification, the financing is non-recourse to us.

Interest Rate and Fees

The reserve loans are either base rate loans or LIBOR loans. Reserve loans that are LIBOR loans accrue interest at LIBOR plus 2.00% per annum and reserve loans that are base rate loans accrue interest at the base rate plus 1.00% per annum. Construction loans, term loans and letter of credit loans that are LIBOR loans accrue interest at LIBOR plus 2.375% per annum, and those that are base rate loans accrue interest at the base rate plus 1.375% per annum. Other than with respect to the construction loans, the amount of interest payable on base rate loans is increased by 25 basis points every four years after the conversion of the construction loan to a term loan. Our effective annual interest rate, after taking into account our fixed-for-floating LIBOR swaps, is approximately 5.5%.

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

Santa Isabel Senior Financing Agreement

In October 2011, Pattern Santa Isabel LLC, or “Santa Isabel LLC,” entered into a first lien senior secured financing agreement, or the “Santa Isabel Financing Agreement.” The Santa Isabel Financing Agreement

provides up to approximately $192.4 million in borrowings. Borrowings under the Santa Isabel Financing Agreement were used to finance the construction of the Santa Isabel wind project and include a cash grant bridge loan of up to $57.5 million and a construction loan of up to $119.0 million. The cash grant bridge loan was repaid from an ITC cash grant that Santa Isabel LLC received in June 2013. The construction loan converted into a term loan in May 2013.

The Santa Isabel Financing Agreement also provides for an operations and maintenance reserve loan facility in an amount up to $6.7 million, debt service reserve loan facility in an amount up to $6.2 million and a PPA collateral facility in an amount up to $3.0 million. As of December 31, 2014, approximately $112.6 million of indebtedness was outstanding under the Santa Isabel Financing Agreement. We agreed to indemnify Santa Isabel LLC in the event of disallowance of the ITC cash grant. Other than the indemnification, the financing is non-recourse to us.

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

Ocotillo Senior Financing Agreement

Ocotillo Express LLC, or “Ocotillo LLC,” entered into a first lien senior secured financing agreement, or the “Ocotillo Financing Agreement,” with a group of commercial banks and a development bank in October 2012. The commercial bank tranche was re-priced in October 2014. The Ocotillo Financing Agreement provides up to approximately $467.3 million in borrowings. Borrowings under the Ocotillo Financing Agreement were used to finance the construction of the Ocotillo wind project and are comprised of a network upgrade bridge loan of up to approximately $56.6 million and two construction loans of up to approximately $351.5 million. The two construction loans consist of a development bank tranche of $110 million and a commercial bank tranche of up to approximately $241.5 million and mature 20 years and 7 years after the occurrence of term conversion, respectively. The network upgrade bridge loan was repaid from reimbursements by the interconnecting utility of reimbursable network upgrade costs. The construction loans converted into term loans upon completion of construction of the Ocotillo wind project.

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

Interest Rate and Fees

The commercial bank tranche construction loans and the term loans are either base rate loans or LIBOR loans, and accrue interest at the base rate or LIBOR (as applicable), plus the applicable margin. Base rate loans accrue interest at the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the LIBOR plus 1.00%. The applicable margin for the commercial bank tranche construction loan was 3.00%. The applicable margin for development bank tranche construction and term loans is 2.10%. Our estimated annual effective interest rate on the development bank tranche, after taking into consideration our fixed-for-floating rate swaps on 90% of the loan commitment, is approximately 4.6%. In October 2014, the Ocotillo Financing Agreement was amended to include a margin rate decrease of 1.0% for the commercial bank tranche. The applicable margin for commercial bank tranche term loans is now, after the re-pricing, 1.75% and increases by 0.25% on the fourth anniversary of the term conversion date. The effective annual interest rate for the commercial bank tranche term loan, after taking into consideration our fixed-for-floating rate swaps on 90% of the loan commitment, is approximately 3.9%. The applicable margin for each of the PPA, the operations and maintenance and the debt service reserve letter of credit loans is now, after the re-pricing, 1.75%, respectively, from term conversion until the 4th anniversary of the term conversion date, and 2.00%, thereafter. As of December 31, 2014, approximately $328.9 million of indebtedness was outstanding under the Ocotillo Financing Agreement.

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

El Arrayán Senior Financing Agreement

In May 2012, Parque Eólico El Arrayán SPA, or “El Arrayán SPA,” entered into a first lien senior secured credit agreement, or the “El Arrayán Credit Agreement.” The El Arrayán Credit Agreement provides up to approximately $225.5 million in borrowings. Borrowings under the El Arrayán Credit Agreement were being used to finance the construction of the El Arrayán wind project and are comprised of a commercial tranche of up to $100.0 million and an export credit agency tranche provided by Eksport Kredit Fonden of Denmark, or the “EKF Tranche,” of up to $110.0 million, and letter of credit facility in an amount of up to $15 million. The construction loan converted into a term loan upon completion of construction of El Arrayán on August 15, 2014.

As of December 31, 2014, approximately $209.3 million of indebtedness was outstanding under the El Arrayán Credit Agreement. The financing is non-recourse to us.

Interest Rate and Fees

The commercial tranche construction and term loans are, with certain exceptions, LIBOR loans and accrue interest at LIBOR plus 2.75% per annum from the closing until the sixth anniversary of closing, 3.00% from the sixth anniversary to the tenth anniversary of closing, 3.25% from the tenth anniversary to the fourteenth anniversary of closing, and 3.50% after the fourteenth anniversary of closing. The EKF Tranche term loans accrue interest at a fixed rate of 5.56%, in each case, plus a margin of 0.25% from the sixth anniversary to the tenth anniversary of the closing, 0.50% from the tenth anniversary to the fourteenth anniversary of closing, and 0.75% after the fourteenth anniversary of closing. After taking into consideration our fixed-for-floating rate swaps on 95.8% of the commercial tranche term loan, our estimated effective annual interest rate on the term loan is approximately 5.64%.

El Arrayán SPA is also required to pay semi-annual commitment fees on the letter of credit commitments. El Arrayán SPA also pays arranger fees and agency fees.

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

El Arrayán Value Added Tax Facility

In May 2012, El Arrayán SPA also entered into a $20.0 million value added tax facility with Corpbanca. Under the value added tax facility El Arrayán SPA may borrow funds to pay for value added tax payments due from the project; the last day to borrow funds was November 3, 2014. The value added tax facility has an interest rate of Chilean Interbank Rate plus 1.00% and will terminate in November 2015. As of December 31, 2014, the outstanding balance under the value added tax facility was $2.0 million.

South Kent Senior Financing Agreement

In March 2013, South Kent Wind LP entered into a first lien senior secured financing agreement, or the “South Kent Financing Agreement.” The South Kent Financing Agreement provides up to approximately C$683.8 million in borrowings. Borrowings under the South Kent Financing Agreement were used to finance the construction of the South Kent project and were comprised of a construction loan of up to approximately C$683.8 million. The construction loan converted into a term loan upon completion of construction of the South Kent project on March 28, 2014. The term loan matures seven years after the occurrence of the term conversion. The financing is non-recourse to us. As of December 31, 2014, the outstanding balance of the loan was approximately C$681.9 million.

The South Kent Financing Agreement also provides for an operations and maintenance reserve letter of credit facility in an amount up to C$12.0 million and a debt service reserve letter of credit facility in an amount up to C$40.6 million, which we collectively refer to as the “letter of credit loans.”

Interest Rate and Fees

The construction loan, the letter of credit loans, and, after the term conversion, the term loans are either prime rate loans or Canadian Dealer Offered Rate, or “CDOR” loans, and accrue interest at the prime rate or CDOR (as applicable), plus the applicable margin. Prime rate loans accrue interest at a rate per annum equal to the sum of the Canadian Prime Rate in effect from time to time plus 1.50% (increasing to 1.75% after the fourth anniversary of term conversion). CDOR loans accrue interest at a rate per annum equal to the sum of CDOR for the applicable interest period plus 2.50% (increasing to 2.75% after the fourth anniversary of term conversion). After taking into consideration our fixed-for-floating rate swaps on 90% of the loan commitment, our estimated effective annual interest rate on the term loan is approximately 5.58%.

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

Grand Credit Agreement

In September 2013, Grand entered into a credit agreement or the “Grand Credit Agreement.” The Grand Credit Agreement provides up to C$395.4 million in construction loan borrowings and up to C$37.0 million of letters of credit under a letter of credit facility. Construction loan borrowings were used to finance the construction of the Grand wind power project, which was completed in December 2014, and is expected to be converted to a term loan in early 2015. The term loan will mature seven years after the term conversion date of the construction loan. The outside maturity date of the term loan and the letter of credit facility is no later than June 30, 2022. Letters of credit under the letter of credit facility can be issued in connection with debt service reserve requirements, O&M reserve requirements, and decommissioning requirements. As of December 31, 2014, C$349.6 million of indebtedness was outstanding under the Grand Credit Agreement, all of which was outstanding under the term loan and $0 was outstanding under the letter of credit facility. The financing is non-recourse to us.

Interest Rate and Fees

Loans are either prime rate loans or CDOR loans. If the construction loan is a prime rate loan it accrues interest at the greater of (i) lenders prime rate, or (ii) 30-day CDOR plus 1%, plus an applicable margin of 1.25%; If the construction loan is a CDOR loan it accrues interest at the applicable CDOR per interest period plus 2.25%. After conversion, if the term loan is a prime rate loan it will accrue interest at the greater of (i) lenders prime rate, or (ii) 30-day CDOR plus 1%, plus an applicable margin of 1.25%; If the term loan is a CDOR loan it will accrue interest at the applicable CDOR per interest period plus 2.25%. The letter of credit loans are drawn as prime rate borrowings that subsequently convert to CDOR loans and accrue the same interest as the construction or term loans, as the case may be.

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

Prepayments, Certain Covenants and Events of Default

The Grand Credit Agreement contains standard covenants that, among other things and subject to certain exceptions, restrict Grand’s ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions and change its business. Grand may voluntarily prepay the construction or term loan, in whole or in part, at any time without premium or penalty, provided it shall have first prepaid any outstanding letter of credit loans, and, in certain circumstances, must make mandatory prepayments of the loans.

Logan’s Gap Credit Agreement

In December 2014, Logan’s Gap entered into a financing agreement or the “Logan’s Gap Financing Agreement.” The Logan’s Gap Financing Agreement provides up to $247.1 million in construction loan borrowings and up to $35.7 million of letters of credit under a letter of credit facility. The construction loans and letters of credit are due and payable by December 31, 2015. Construction loan borrowings are being used to finance the construction of the Logan’s Gap project and will be paid off upon completion of construction of the project in connection with a tax equity financing of the project. As of December 31, 2014, $84.4 million of indebtedness was outstanding under the Logan’s Gap Financing Agreement, $58.7 million of which was outstanding under the construction loan and $25.7 million was outstanding under the letter of credit facility. In December 2014, Logan’s Gap also entered into a Letter of Credit and Reimbursement Agreement pursuant to which, following the repayment of the construction financing loan, a replacement letter of credit of up to $15.0 million will be issued in favor of the hedge counterparty, which is non-recourse to us.

Interest Rate and Fees

The loans are either base rate loans or LIBOR loans. Loans that are LIBOR loans accrue interest at LIBOR plus 1.375% per annum, and loans that are base rate loans accrue interest at the greater of (i) the prime rate (ii) the federal funds rate plus 0.50%, or (iii) LIBOR rate plus 1.00% per annum, in each case plus 0.375% per annum.

Logan’s Gap is also required to pay quarterly commitment fees on and undrawn amount of the construction loan commitment and the letter of credit loan commitments.

Prepayments, Certain Covenants and Events of Default

The Logan’s Gap Financing Agreement contains standard covenants that, among other things and subject to certain exceptions, restrict Logan’s Gap’s ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions and change its business. Logan’s Gap may voluntarily prepay the construction loan in whole or in part, at any time without premium or penalty, provided it shall have first prepaid any outstanding letter of credit loans, and, in certain circumstances, must make mandatory prepayments of the loans.

Logan’s Gap Tax Equity Commitment

Pursuant to an Equity Capital Contribution Agreement dated December 19, 2014, we and various tax equity investors, the “Class A Equity Investors”, undertook a commitment to make equity capital contributions to Logan’s Gap Holdings LLC, which owns the project company, Logan’s Gap Wind LLC. We and the Class A Equity Investors will make our respective equity capital contributions upon the project achieving commercial operations, and satisfaction of other conditions precedent, anticipated to occur during the fourth quarter of 2015. Upon making this investment, the Class A Equity Investors will acquire Class A member interests in the project and the Class A members will be entitled to receive allocations of cash distributions and tax items of Logan’s Gap Holdings consistent with other tax equity transactions and we will receive the remainder of such allocations and distributions.

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

Panhandle 1 Tax Equity Partnership Transaction

Pattern Panhandle Wind LLC, or “Panhandle Wind,” was 100% owned by our subsidiaries Panhandle B Member LLC, or the “Class B Member,” and Panhandle Alternate B Member LLC (which subsequently transferred 100% of its interests in the project to the Class B Member). Pursuant to an Equity Capital Contribution Agreement dated August 19, 2013, upon completion of construction, various Class A equity investors, or the “Class A Equity Investors” or “Class A Members,” and the Class B Member made equity capital contributions to Panhandle Wind and the Class B Member sold an interest in Panhandle Wind, or “the Class A Member Interest,” to the Class A Equity Investors in a tax equity partnership transaction, pursuant to which the Class A Members are entitled to receive allocations of cash distributions and tax items of Panhandle Wind that vary over time as described below. The Class B Members and the Class A Members agreed that the fair value of the Class A Member Interest was approximately 62% of the aggregate fair value of the sum of all equity interests in Panhandle Wind. We currently own 100% of the existing Class B member interests in Panhandle Wind and our subsidiary, the Class B Member, is the managing member of Panhandle Wind.

Allocation of Distributions

In accordance with the terms of the operating agreement of Panhandle Wind, prior to the earlier of the flip point (the point at which the Class A Members have realized a specified internal rate of return) or June 29, 2023, the Class A Members shall receive approximately 21% of all distributions from Panhandle Wind. After the flip point, the Class A Members will receive 5% of the distributions, but not less than the amount that will offset certain Class A Member tax liabilities. In each case, the Class B Members will receive the remainder of all distributable cash. Distributions related to the sale of renewable energy credits (RECs) are made primarily to the Class B Members.

Allocation of Tax Items

Prior to the flip point, Panhandle Winds’ tax items consisting of income, gain, loss and deductions, or the “Tax Items,” are allocated as follows: prior to the flip point, 99% of the Tax Items are allocated to the Class A Members and 1% to the Class B Members. After the flip point, the Class A Members receive 5% of the Tax Items and the balance will be received by the Class B Members. Tax items related to the sale of RECs are allocated primarily to the Class B Member.

The Class A Member’s Right to Escrow Distributions

If the Class A Members suffer any losses or damages as the result of a breach of representation by the Class B Members or breach of covenant or other obligations by the Class B Member, in its capacity as managing member of Panhandle Wind, the Class A Members may provide notice to the Class B Member and require that any distributions otherwise required to be paid to the Class B Members shall, instead, be paid to the Class A Members to cover any damages caused to the Class A Members. Any distributions that the Class B Member agrees to pay to the Class A Members are paid to the Class A Members to satisfy their damages. To the extent the parties do not agree on the damages caused to the Class A Members, the Class B Member’s distributions are required to be paid into escrow with a third party commercial bank. Such escrowed amounts will be released from escrow upon the joint instruction of both parties, or, following a judgment or court order settling the dispute between the parties.

Management of Panhandle Wind

The project is managed by one of our subsidiaries. The Class A Members are not involved in the day-to-day management of the project. As is customary for transactions of this type, the managing member is required to obtain the Class A Members’ consent for certain major decisions concerning the project and set forth in the operating agreement of the project. Such major decisions include, for example, incurring indebtedness other than permitted indebtedness, encumbering project assets, sale of project assets, terminating material project documents, certain changes in method of accounting, merging and consolidating the project and such other major actions. In the event that the Class B Members become insolvent, dissolve or encounter a regulatory impediment preventing their ownership of the project, the Class A Members have an option to buy out the Class B Members’ interests in the project.

Panhandle 2 Tax Equity Partnership Transaction

Panhandle Wind 2 Holdings LLC, or “Panhandle Wind Holdings 2,” was 100% owned by our subsidiary Panhandle B Member 2 LLC, the “Class B Member”. Pursuant to an Equity Capital Contribution Agreement dated December 20, 2013, various class A equity investors, the “Class A Equity Investors” or “Class A Members,” and the Class B Member agreed to make equity capital contributions to Panhandle Wind Holdings 2 at the completion of construction, the Class B Member sold an interest, or the “Class A Member Interest,” in Panhandle Wind Holdings 2 to the Class A Equity Investors in a tax equity partnership transaction, pursuant to which the Class A Members are entitled to receive allocations of cash distributions and tax items of Panhandle

Wind Holdings 2 that vary over time as described below. The Pattern B Member and the Class A Members agreed that the fair value of Class A Member interest was approximately 63% of the aggregate fair value of the sum of all equity interests in Panhandle Wind Holdings 2. We currently own 100% of the existing Class B Member interests in Panhandle Wind Holdings 2 and one of our subsidiaries is the managing member of Panhandle Wind Holdings 2.

Allocation of Distributions

In accordance with the terms of the operating agreement of Panhandle Wind Holdings 2, prior to the earlier of the flip point (the point at which the Class A Members have realized a specified internal rate of return) or November 30, 2023, the Class A Members shall receive approximately 19% of all distributions from Panhandle Wind Holdings 2. If the amount of distributions is below a determined schedule, the Class A Members shall receive 40% of distributable cash and the Class B Members shall receive the remainder of distributable cash. After the flip point, the Class A Members will receive 5% of the distributions, but not less than the amount that will offset certain Class A Members’ tax liabilities. In each case, the Class B Members will receive the remainder of all distributable cash. Distributions related to the sale of renewable energy credits (RECs) are made primarily to the Class B Member.

Allocation of Tax Items

Prior to the flip point, Panhandle Wind Holdings 2’s tax items consisting of income, gain, loss and deductions, or the “Tax Items,” are allocated as follows: 99% of the Tax Items are allocated to the Class A Members and 1% to the Class B Members. After the flip point, the Class A Members receive 5%, and the balance will be received by the Class B Members. Tax items related to the sale of RECs are allocated primarily to the Class B Member.

The Class A Member’s Right to Escrow Distributions

If the Class A Members suffer any losses or damages as the result of a breach of representation by the Class B Member or breach of covenant or other obligations by the Class B Member, in its capacity as managing member of Panhandle Wind Holdings 2, the Class A Members may provide notice to the Class B Member and require that any distributions otherwise required to be paid to the Class B Member shall, instead, be paid to the Class A Members to cover any damages caused to the Class A Members. Any distributions that the Class B Member agrees to pay to the Class A Members are paid to the Class A Members to satisfy their damages. To the extent the parties do not agree on the damages caused to the Class A Members, the Class B Member’s distributions are required to be paid into escrow with a third party commercial bank. Such escrowed amounts will be released from escrow upon the joint instruction of both parties, or, following a judgment or court order settling the dispute between the parties.

Management of Panhandle Wind Holdings

The project is managed by one of our subsidiaries. The Class A Members are not involved in the day-to-day management of the project. As is customary for transactions of this type, the managing member is required to obtain the Class A Members’ consent for certain major decisions concerning the project and set forth in the operating agreement of the project. Such major decisions include, for example, incurring indebtedness other than permitted indebtedness, encumbering project assets, sale of project assets, terminating material project documents, certain changes in method of accounting, merging and consolidating the project and such other major actions. In the event that the Class B Member becomes insolvent, dissolves or encounters a regulatory impediment preventing its ownership of the project, the Class A Members have an option to buy out the Class B Member’s interests in the project.

Contractual Obligations

We have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs. See also Note 8, Long-term Debt, and Note 17, Commitments and Contingencies, in the consolidated financial statements for additional discussion of contractual obligations.

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

Contractual Obligations		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long term debt principal payments	$1,450,613	$121,561	$133,154	$156,364	$1,039,534
Long term debt interest payments	547,801	61,241	113,461	103,324	269,775
Purchase, construction, and other commitments	200,678	194,809	802	736	4,331
Land leases	169,075	5,971	10,818	10,843	141,443
Operations and maintenance	353,413	40,118	88,970	75,453	148,872
Asset retirement obligations	25,167	—	—	—	25,167

Total	$2,746,747	$423,700	$347,205	$346,720	$1,629,122

In addition, below is a summary of our proportion of debt in unconsolidated investments, as of December 31, 2014 (in thousands):

			Our Portion of
	Total	Percentage of	Unconsolidated
	Project Debt	Ownership	Project Debt
South Kent	$586,982	50.0%	$293,491
Grand	300,921	45.0%	135,414

Unconsolidated investments - debt	$887,903		$428,905

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated historical financial statements that are included elsewhere in this Form 10-K, which have been prepared in accordance with U.S. GAAP. In applying the critical accounting policies set forth below, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are based on management’s experience, the terms of existing contracts, management’s observance of trends in the wind power industry, information provided by our power purchasers and information available to management from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.

We use estimates, assumptions and judgments for certain items, including the calculation of our acquisitions, noncontrolling interest balances, the depreciable lives of property, plant and equipment, impairment of long-lived assets, derivatives, income taxes, asset retirement obligations, revenue recognition, certain components of cost of revenue and exemptions and the valuation of stock-based compensation. These estimates, assumptions and judgments are derived and continually evaluated based on available information, experience and various assumptions we believe to be reasonable under the circumstances. To the extent these estimates are materially incorrect and need to be revised, our operating results may be materially adversely affected.

Acquisitions

Business Combinations

When we acquire a controlling interest, the purchase is accounted for using the acquisition method, and the fair value of purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess, if any, of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Conversely, the excess, if any, of the net fair values of identifiable assets and liabilities over the fair value of purchase consideration is recorded as gain. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates and assumptions are inherently uncertain, and as a result, actual results may differ from estimates. Significant estimates include, but are not limited to, future expected cash flows, useful lives and discount rates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to either goodwill or gain, depending on whether the fair value of purchase consideration is in excess of or less than net assets acquired. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Equity Method Investments

When we acquire a noncontrolling interest the investment is accounted for using the equity method of accounting and is initially recognized at cost.

Noncontrolling Interests

Noncontrolling interests represent the portion of our net (loss) income, net assets and comprehensive (loss) income that is not allocable to us and is calculated based on our ownership percentage, for certain projects.

For the noncontrolling interests in our Gulf Wind, Panhandle 1 and Panhandle 2 projects, we have determined that the operating partnership agreements do not allocate economic benefits pro rata to our two classes of investors and the appropriate methodology for calculating our noncontrolling interest balance that reflects the substantive profit sharing arrangement is a balance sheet approach using the hypothetical liquidation at book value (“HLBV”) method.

Under the HLBV method, the amounts reported as noncontrolling interest in the consolidated balance sheets and consolidated statements of operations represent the amounts the third party would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the operating partnership agreement assuming the net assets of Gulf Wind, Panhandle 1 and Panhandle 2 were liquidated at recorded amounts determined in accordance with U.S. GAAP and distributed to the investors. The third-party interest in the results of operations of Gulf Wind, Panhandle 1 and Panhandle 2 and our net income (loss) and comprehensive income (loss) is determined as the difference in noncontrolling interests in the consolidated balance sheets at the start and end of each reporting period, after taking into account any capital transactions between Gulf Wind, Panhandle 1, Panhandle 2 and the third party. The noncontrolling interest balances in Gulf Wind, Panhandle 1 and Panhandle 2 are reported as a component of equity in the consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment represents the costs of completed and operational projects transferred from construction in progress, as well as land, computer equipment and software, furniture and fixtures, leasehold improvements and other equipment. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the respective assets’ useful lives. Wind farms are depreciated over 20 years and the remaining assets are depreciated over three to five years. Land is not depreciated. Improvements to property, plant and equipment represents the costs of completed and operational projects transferred from construction in property, plant and equipment deemed to extend the useful economic life of an asset are capitalized. Repair and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

We periodically evaluate long-lived assets for potential impairment whenever events or changes in circumstances have occurred that indicate that impairment may exist, or the carrying amount of the long-lived asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable based on its estimated future undiscounted cash flows. An impairment loss is calculated based on the excess of the carrying value of the long-lived asset over the fair value of such long-lived asset , with the fair value determined based on an estimate of discounted future cash flows.

Derivatives

We have, and we intend to, enter into derivative transactions for the purpose of reducing exposure to fluctuations in interest rates, electricity prices and foreign currency exchange rates. We entered into interest rate swap agreements and have designated these derivatives as cash flow hedges of expected interest payments on variable rate debt. We have also entered into an interest rate cap and an electricity price derivative. Our interest rate cap and energy derivative agreement do not qualify for hedge accounting.

We recognize our derivative instruments at fair value in the consolidated balance sheet, unless the derivative instruments qualify for the “normal purchase normal sale” (“NPNS”) scope exception to derivative accounting. Accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether the derivative instrument has been designated as part of a hedging relationship and on the type of hedging relationship.

For derivative instruments that are designated as cash flow hedges, the effective portion of change in fair value of the derivative is reported as a component of other comprehensive (loss) income. Changes in the fair value of these derivatives are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of change in fair value is recorded as a component of net (loss) income on the consolidated statement of operations. For undesignated derivative instruments their change in fair value is reported as a component of net (loss) income on the consolidated statement of operations. Certain of our electricity price derivatives that qualify for the NPNS scope exception to derivative accounting are accounted for under the accrual method of accounting.

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

Subsequent to October 2, 2013, following the Contribution Transactions, we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and results of recent operations. If we determine that we would be able to realize deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. We record uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We have a policy to classify interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals, if any are included in the provision for income taxes.

Asset Retirement Obligation

We record asset retirement obligations for the estimated costs of decommissioning turbines, removing above-ground installations and restoring sites, at the time when a contractual decommissioning obligation materializes. We record accretion expense, which represents the increase in the asset retirement obligations, over the remaining or operational life of the associated wind project. Accretion expense is recorded as a component of cost of revenue in the statement of operations using accretion rates based on credit adjusted risk-free interest rates.

Revenue Recognition

We sell the electricity we generate under the terms of our power sale agreements or at spot-market prices. Revenue is recognized based upon the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met. We evaluate our PPAs to determine whether they are, in substance, leases or derivatives and, if applicable, recognize revenue pursuant to ASC 840 Leases and ASC 815 Derivatives and Hedging, respectively.

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

Stock-Based Compensation

We account for stock-based compensation related to stock options granted to employees by estimating the fair value of the stock-based awards using the Black-Scholes option-pricing model. The fair value of the stock options granted is amortized over the applicable vesting period. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term, expected forfeiture rate and risk-free interest rates. We estimate expected volatility based on the historical volatility of comparable publicly traded companies for a period that is equal to the expected term of the options. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the ASC 718 Compensation—Stock Compensation, and represents the period of time that options granted are expected to be outstanding.

We account for stock-based compensation related to restricted stock award grants by amortizing the fair value of the restricted stock award grants, which is the grant date market price, over the applicable vesting period.

We record stock-based compensation expense as a component of general and administrative expenses in our consolidated statements of operations.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the U.S. Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We ceased being an emerging growth company as defined in the JOBS Act on December 31, 2014, as we became a large accelerated filer, and so we no longer have the option to delay the adoption of these accounting standards. We must also now perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have significant exposure to commodity prices, interest rates and foreign currency exchange rates, as described below. To mitigate commodity price and interest rate risks, we have entered into multiple derivatives. We have not applied hedge accounting treatment to all of our derivatives, therefore we are required to mark some of our derivatives to market through earnings on a reporting basis, which will result in non-cash adjustments to our earnings and may result in volatility in our earnings, in addition to potential cash settlements for any losses.

Commodity Price Risk

We manage our commodity price risk for electricity sales through the use of long-term power sale agreements with creditworthy counterparties. Our financial results reflect approximately 613,249 MWh and 308,000 MWh of electricity sales in the years ended December 31, 2014 and 2013, respectively, that were not subject to power sale agreements and were subject to spot-market pricing. A hypothetical increase or decrease of $3.59 per MWh and $3.04 per MWh (or an approximately 10% change) in these spot-market prices would have increased or decreased earnings by $2.1 million and $0.9 million, respectively, for the years ended December 31, 2014 and 2013, respectively.

Interest Rate Risk

We use a variety of derivative instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps and interest rate caps, primarily in the context of our project-level indebtedness. We generally match the tenor and amount of these instruments to the tenor and amount, respectively, of the related debt financing. We also will have exposure to changes in interest rates with respect to our revolving credit agreement to the extent that we make draws under that facility. A hypothetical increase or decrease in short-term interest rates by 1% would not have a material impact to earnings for the years ended December 31, 2014 and 2013, respectively.

Foreign Currency Exchange Rate Risk

A majority of our power sale agreements and operating expenditures are U.S. dollar denominated and the remaining is Canadian dollar denominated. We manage our foreign currency exchange rate risk through the consideration of forward exchange rate derivatives. Beginning in 2015, we have implemented a hedging program whereby we enter into forward exchange rate derivatives to manage our foreign currency exposure at our St. Joseph, South Kent and Grand projects. A hypothetical increase or decrease of US$0.10 per Canadian dollar would have increased or decreased our consolidated earnings (loss) by $1.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears below.

As permitted by SEC regulations related to material business combinations during the year, management’s evaluation of internal controls did not include an evaluation of the internal control activities of El Arrayán, which we acquired a majority interest in on June 25, 2014. El Arrayán is included in our 2014 consolidated financial statements and constituted $352,926,000 and $118,751,000 of total and net assets, respectively, as of December 31, 2014 and $17,472,000 and $5,302,000 of revenues and net loss, respectively, for the year then ended.

Change in Internal Control Over Financial Reporting

Management previously identified and disclosed a material weakness in internal control over financial reporting with respect to the design and operation of controls over the methodology used to calculate earnings per share for the three months ended March 31, 2014. In addition, in connection with performing controls over financial statement close for the third quarter, management identified an error in the calculation of earnings per share initially reported for the three and six months ended June 30, 2014. Specifically, management did not correctly consider that the commercial operations date of South Kent on March 28, 2014 results in the recognition of a beneficial conversion feature and a deemed distribution to the holders of Class B common stock resulting from accretion of the beneficial conversion feature. As a result, management determined that a material weakness then existed in internal control over financial reporting related to the review and application of technical accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We implemented remediation efforts to address the material weakness in controls over the calculation of earnings per share and to address the material weakness in controls over the review and application of technical accounting principles and took the following actions:

•	Increased our technical accounting resources;

•	Enhanced the lines of communication between those preparing technical accounting memoranda and those applying the guidance to the calculation of earnings per share and provided additional instruction to our accounting staff on the calculation of earnings per share; and

•	Implemented a new control for tracking forward-looking business changes with accounting implications and communicating these to the appropriate staff.

Management continuously reviews disclosure controls and procedures, and internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business. As of December 31, 2014, management has determined that, as a result of its remediation efforts, it no longer has material weaknesses in internal controls over earnings per share calculations and application of technical accounting principles.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pattern Energy Group Inc.

We have audited Pattern Energy Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pattern Energy Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AEI El Arrayán Chile SpA, which is included in the 2014 consolidated financial statements of Pattern Energy Group Inc. and constituted $352,926,000 and $118,751,000 of total and net assets, respectively, as of December 31, 2014 and $17,472,000 and $5,302,000 of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Pattern Energy Group Inc. also did not include an evaluation of the internal control over financial reporting of AEI El Arrayán Chile SpA.

In our opinion, Pattern Energy Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pattern Energy Group Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Pattern Energy Group Inc. and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 2, 2015

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders, or the 2015 Proxy Statement, within 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item 10 is incorporated by reference to our 2015 Proxy Statement.

Item 11.	Executive Compensation.

The information required under this Item 11 is incorporated by reference to our 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item 12 is incorporated by reference to our 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item 13 is incorporated by reference to our 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required under this Item 14 is incorporated by reference to our 2015 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed or furnished as part of this Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit No.	Description Of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A dated September 20, 2013 (Registration No. 333-190538)).

3.2	Amended and Restated Bylaws of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

4.1	Form of Class A Stock Certificate (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 dated October 8, 2014 (Registration No. 333-199217).

4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 dated October 8, 2014 (Registration No. 333-199217).

10.1	Amended and Restated Credit and Guaranty Agreement, among Pattern US Finance Company LLC, Pattern Canada Finance Company ULC, as borrowers, certain subsidiaries of the borrowers, the lenders party thereto from time to time, Royal Bank of Canada, as Swingline Lender, Administrative Agent and Collateral Agent, Bank of Montreal, as Syndication Agent, and Morgan Stanley Senior Funding, Inc., as Documentation Agent, dated as of December 17, 2014. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2014).

Exhibit No.	Description Of Exhibits

10.2	Pattern Energy Group Inc. 2013 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.3	Form of Pattern Energy Group Inc. 2013 Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.4	Form of Stock Option Agreement under 2013 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.5	Form of Restricted Stock Agreement under 2013 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A dated September 20, 2013 (Registration No. 333-190538)).

10.6	Form of Restricted Stock Unit Agreement under 2013 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.7	Form of Deferred Restricted Stock Unit Agreement under 2013 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 17, 2014).

10.8	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

10.9	Registration Rights Agreement between the Company and Pattern Energy Group LP, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.1	Contribution Agreement among the Company, Pattern Renewables LP, Pattern Energy Group LP, and Pattern Renewable Holdings Canada ULC, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.11	Purchase Rights Agreement among the Company, Pattern Energy Group LP, Pattern Energy Group Holdings LP and Pattern Energy GP LLC, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.12	Bilateral Management Services Agreement between the Company and Pattern Energy Group LP, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.13	Non-Competition Agreement between the Company and Pattern Energy Group LP, dated October 2, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.14	Shareholder Approval Rights Agreement between the Company and Pattern Energy Group LP, dated as of October 2, 2013. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated September 26, 2013).

10.15	Purchase and Sale Agreement, dated as of December 20, 2013, by and between Pattern Canada Operations Holdings ULC and Pattern Energy Group LP (Grand PSA) . (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated December 20, 2013).

Exhibit No.	Description Of Exhibits

10.16	Purchase and Sale Agreement, dated as of December 20, 2013, by and among Pattern Energy Group Inc., Panhandle B Holdco 2 LLC and Pattern Energy Group LP (PH2 PSA) (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated December 20, 2013).

10.17	Management, Operation and Maintenance Agreement, dated as of December 20, 2013, by and between Pattern Panhandle Wind 2 LLC and Pattern Operators LP (PH2 MOMA) (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated December 20, 2013).

10.18	Project Administration Agreement, dated as of December 20, 2013, by and between Pattern Panhandle Wind 2 LLC and Pattern Operators LP (PH2 PAA) (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated December 20, 2013).

10.19	Purchase and Sale Agreement, dated as of May 1, 2014, by and among Pattern Energy Group Inc., Pattern Renewables LP and Pattern Energy Group LP (PH1 PSA) (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 2, 2014).

10.20	Purchase and Sale Agreement by and among Pattern Energy Group Inc., as Purchaser, Pattern Renewables LP, as Seller, and (solely for purposes of Section 7.1) Pattern Energy Group LP, as Guarantor, dated as of December 19, 2014 (Logan’s Gap PSA) (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2014).

10.21	Employment Agreement between Pattern Energy Group Inc. and Michael M. Garland dated October 2, 2013 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.22	Employment Agreement between Pattern Energy Group Inc. and Hunter H. Armistead dated October 2, 2013 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.23	Employment Agreement between Pattern Energy Group Inc. and Daniel M. Elkort dated October 2, 2013 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.24	Employment Agreement between Pattern Energy Group Inc. and Esben Pedersen dated October 2, 2013 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 dated April 25, 2014 (Registration No. 333-195488)).

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included in the signature pages to this filing).

31.1	Certifications of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description Of Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications accompany this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2015	Pattern Energy Group Inc.

	By	/s/ Michael M. Garland

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL M. GARLAND Michael M. Garland	President, Chief Executive Officer and Director of Pattern Energy Group Inc. (Principal Executive Officer)	March 2, 2015

/s/ ALAN R. BATKIN Alan R. Batkin	Director and Chairman of Pattern Energy Group Inc.	March 2, 2015

/s/ PATRICIA S. BELLINGER Patricia S. Bellinger	Director of Pattern Energy Group Inc.	March 2, 2015

/s/ THE LORD BROWNE OF MADINGLEY The Lord Browne of Madingley	Director of Pattern Energy Group Inc.	March 2, 2015

/s/ DOUGLAS G. HALL Douglas G. Hall	Director of Pattern Energy Group Inc.	March 2, 2015

/s/ MICHAEL B. HOFFMAN Michael B. Hoffman	Director of Pattern Energy Group Inc.	March 2, 2015

Signature	Title	Date

/s/ PATRICIA M. NEWSON Patricia M. Newson	Director of Pattern Energy Group Inc.	March 2, 2015

/s/ MICHAEL J. LYON Michael J. Lyon	Chief Financial Officer of Pattern Energy Group Inc. (Principal Financial Officer)	March 2, 2015

/s/ ERIC S. LILLYBECK Eric S. Lillybeck	Senior Vice President, Fiscal and Administrative Services of Pattern Energy Group Inc. (Principal Accounting Officer)	March 2, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pattern Energy Group Inc.

We have audited the accompanying consolidated balance sheets of Pattern Energy Group Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement Schedule I listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of South Kent Wind LP and Grand Renewable Wind LP, partnerships in which the Company has a 50% and 45% interest, respectively. In the consolidated financial statements, the Company’s investment in South Kent Wind LP and Grand Renewable Wind LP is stated at $29,079,000 and $107,055,000 at December 31, 2014 and 2013, respectively, and the Company’s equity in the net loss of South Kent Wind LP and Grand Renewable Wind LP is stated at $24,775,000 and $8,212,000, for the years ended December 31, 2014 and 2013, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for South Kent Wind LP and Grand Renewable Wind LP, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pattern Energy Group Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule I, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pattern Energy Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 2, 2015

Pattern Energy Group Inc.

Consolidated Balance Sheets

(In thousands of U.S. Dollars, except share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$101,656	$103,569
Restricted cash	7,945	—
Trade receivables	35,759	20,951
Related party receivable	671	167
Reimbursable interconnection costs	2,532	3,967
Derivative assets, current	18,506	13,937
Current deferred tax assets	318	573
Prepaid expenses and other current assets	27,954	11,415
Deferred financing costs, current, net of accumulated amortization of $22,749 and $16,225 as of December 31, 2014 and 2013, respectively	13,615	5,456

Total current assets	208,956	160,035

Restricted cash	39,745	32,636
Turbine advances	79,637	—
Construction in progress	26,195	—
Property, plant and equipment, net of accumulated depreciation of $278,291 and $179,778 as of December 31, 2014 and 2013, respectively	2,350,856	1,476,142
Unconsolidated investments	29,079	107,055
Derivative assets	49,369	82,167
Deferred financing costs	30,053	30,336
Net deferred tax assets	5,474	2,017
Other assets	12,678	13,243

Total assets	$2,832,042	$1,903,631

Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities	$24,793	$15,550
Accrued construction costs	20,132	3,204
Related party payable	5,757	1,245
Accrued interest	3,634	495
Dividends payable	15,734	11,103
Derivative liabilities, current	16,307	16,171
Revolving credit facility	50,000	—
Current portion of long-term debt	121,561	48,851
Current net deferred tax liabilities	149	—
Current portion of contingent liabilities	4,000	—

Total current liabilities	262,067	96,619

Long-term debt	1,329,052	1,200,367
Derivative liabilities	17,467	7,439
Asset retirement obligations	29,272	20,834
Net deferred tax liabilities	20,418	9,930
Other long-term liabilities	9,032	438

Total liabilities	1,667,308	1,335,627

Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 62,088,306 and 35,531,720 shares issued as of December 31, 2014 and 2013, respectively; 62,062,841 and 35,530,786 shares outstanding as of December 31, 2014 and 2013, respectively	621	355
Class B convertible common stock, $0.01 par value per share: 20,000,000 shares authorized; 0 and 15,555,000 shares issued as of December 31, 2014 and 2013, respectively; 0 and 15,555,000 outstanding as of December 31, 2014 and 2013, respectively	—	156
Additional paid-in capital	723,938	489,412
Accumulated loss	(44,626)	(13,336)
Accumulated other comprehensive loss	(45,068)	(8,353)
Treasury stock, at cost; 25,465 and 934 shares of Class A common stock as of December 31, 2014 and 2013, respectively	(717)	(24)

Total equity before noncontrolling interest	634,148	468,210
Noncontrolling interest	530,586	99,794

Total equity	1,164,734	568,004

Total liabilities and equity	$2,832,042	$1,903,631

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Operations

(In thousands of U.S. Dollars, except share data)

	Year ended December 31,
	2014	2013	2012
Revenue:
Electricity sales	$245,022	$173,270	$101,835
Energy derivative settlements	13,525	16,798	19,644
Unrealized loss on energy derivative	(3,878)	(11,272)	(6,951)
Related party revenue	3,317	911	—
Other revenue	7,507	21,866	—

Total revenue	265,493	201,573	114,528

Cost of revenue:
Project expense	77,775	57,677	34,843
Depreciation and accretion	104,417	83,180	49,027

Total cost of revenue	182,192	140,857	83,870

Gross profit	83,301	60,716	30,658

Operating expenses:
Development expense	—	—	174
General and administrative	22,533	4,819	858
Related party general and administrative	5,787	8,169	10,604

Total operating expenses	28,320	12,988	11,636

Operating income	54,981	47,728	19,022

Other income (expense):
Interest expense	(67,694)	(63,614)	(36,502)
Interest rate derivative settlements	(4,075)	(2,099)	—
Unrealized (loss) gain on derivatives	(11,668)	15,601	(4,953)
Equity in (losses) earnings in unconsolidated investments	(25,295)	7,846	(40)
Related party income	2,612	665	—
Net gain on transactions	13,843	5,995	4,173
Other income, net	433	2,496	1,320

Total other expense	(91,844)	(33,110)	(36,002)

Net (loss) income before income tax	(36,863)	14,618	(16,980)
Tax provision (benefit)	3,136	4,546	(3,604)

Net (loss) income	(39,999)	10,072	(13,376)
Net loss attributable to noncontrolling interest	(8,709)	(6,887)	(7,089)

Net (loss) income attributable to controlling interest	$(31,290)	$16,959	$(6,287)

Earnings per share information:
Less: Net income attributable to controlling interest prior to the IPO on October 2, 2013		(30,295)

Net loss attributable to controlling interest subsequent to the IPO		$(13,336)

Cash dividends declared on Class A common shares	(56,976)	(11,103)
Deemed dividends on Class B common shares	(21,901)	—

Net loss attributable to common stockholders	$(110,167)	$(24,439)

Weighted average number of shares:
Class A common stock—Basic and diluted	42,361,959	35,448,056
Class B common stock—Basic and diluted	15,555,000	15,555,000

Earnings (loss) per share
Class A common stock:
Basic and diluted loss per share	$(0.56)	$(0.17)

Class B common stock:
Basic and diluted loss per share	$(0.49)	$(0.48)

Cash dividends declared per Class A common share	$1.30	$0.31

Deemed dividends per Class B common share	$1.41	$—

2012 pro forma information:
Unaudited pro forma net income after tax:
Net loss before income tax			$(16,980)
Pro forma tax provision			818

Pro forma net loss			$(17,798)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands of U.S. Dollars)

	Year ended December 31,
	2014	2013	2012
Net (loss) income	$ (39,999)	$10,072	$(13,376)
Other comprehensive (loss) income:
Foreign currency translation, net of tax impact of $0, $0, and $0, respectively	(10,875)	(8,309)	2,749
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $734, $0 and $0, respectively	(5,896)	48,818	(5,469)
Reclassifications to net loss, net of tax impact of $404, $0 and $0, respectively	(13,774)	(11,943)	(5,701)

Total change in effective portion of change in fair market value of derivatives	(19,670)	36,875	(11,170)
Proportionate share of equity investee’s other comprehensive (loss) income activity, net of tax benefit (provision) of $1,855, ($615) and $302, respectively	(5,991)	2,473	(1,475)

Total other comprehensive (loss) income, net of tax	(36,536)	31,039	(9,896)

Comprehensive (loss) income	(76,535)	41,111	(23,272)

Less comprehensive (loss) income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(8,709)	(6,887)	(7,089)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $220, $0 and $0, respectively	3,780	6,992	1,116
Reclassifications to net loss, net of tax impact of $121, $0 and $0, respectively	(3,601)	(1,904)	(1,900)

Total change in effective portion of change in fair market value of derivatives	179	5,088	(784)

Comprehensive loss attributable to noncontrolling interest	(8,530)	(1,799)	(7,873)

Comprehensive (loss) income attributable to controlling interest	$(68,005)	$42,910	$(15,399)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands of U.S. Dollars, except share data)

	Controlling Interest											Noncontrolling Interest
					Additional Paid-in		Accumulated Income	Accumulated Other Comprehensive					Accumulated Income	Accumulated Other Comprehensive
	Class A Common Stock		Class B Common Stock						Treasury Stock							Total
	Shares	Amount	Shares	Amount	Capital	Capital	(Deficit)	Income (Loss)	Shares	Amount	Total	Capital	(Deficit)	Income (Loss)	Total	Equity
Balances at January 1, 2012	—	$—	—	$—	$—	$378,188	$9,190	$(25,152)	—	$—	$362,226	$75,475	$19,455	$(10,458)	$84,472	$446,698
Contribution	—	—	—	—	—	281,519	—	—	—	—	281,519	—	—	—	—	281,519
Distribution	—	—	—	—	—	(114,236)	—	—	—	—	(114,236)	(1,298)	—	—	(1,298)	(115,534)
Issuance of common stock	100	—	—	—	1	—	—	—	—	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	—	(6,287)	—	—	—	(6,287)	—	(7,089)	—	(7,089)	(13,376)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(9,112)	—	—	(9,112)	—	—	(784)	(784)	(9,896)

Balances at December 31, 2012	100	—	—	—	1	545,471	2,903	(34,264)	—	—	514,111	74,177	12,366	(11,242)	75,301	589,412
Contribution	—	—	—	—	—	32,677	—	—	—	—	32,677	—	—	—	—	32,677
Distribution	—	—	—	—	—	(104,634)	—	—	—	—	(104,634)	(1,426)	—	—	(1,426)	(106,060)
Additional paid-in capital	—	—	—	—	2	—	—	—	—	—	2				—	2
Net income (loss)	—	—	—	—	—	—	30,295	—	—	—	30,295	—	(690)	—	(690)	29,605
Other comprehensive income, net of tax	—	—	—	—	—	—	—	20,633	—	—	20,633	—	—	3,559	3,559	24,192

Balances at October 1, 2013	100	—	—	—	3	473,514	33,198	(13,631)	—	—	493,084	72,751	11,676	(7,683)	76,744	569,828
Interest in Gulf Wind retained by Pattern Development	—	—	—	—	—	(18,332)	(13,122)	2,870	—	—	(28,584)	18,332	13,122	(2,870)	28,584	—
Assumption of liabilities related to Contribution Transactions	—	—	—	—	—	(4,207)	—	—	—	—	(4,207)	—	—	—	—	(4,207)
Issuance of common stock for Contribution Transactions	19,445,000	194	15,555,000	156	470,701	(450,975)	(20,076)	—	—	—	—	—	—	—	—	—
Deemed distribution for Contribution Transactions	—	—	—	—	(232,640)	—	—	—	—	—	(232,640)				—	(232,640)
Issuance of Class A common stock related to the IPO, net of issuance costs	16,000,000	160	—	—	316,882	—	—	—	—	—	317,042	—	—	—	—	317,042
Issuance of Class A restricted common stock	83,183	1	—	—	155	—	—	—	—	—	156	—	—	—	—	156
Issuance of Class A common stock	3,437	—	—	—	93	—	—	—	—	—	93		—	—	—	93
Repurchase of shares for employee tax withholding	—	—	—	—	—	—	—	—	(934)	(24)	(24)	—	—	—	—	(24)
Stock-based compensation	—	—	—	—	263	—	—	—	—	—	263	—	—	—	—	263
Dividends declared on Class A common stock	—	—	—	—	(11,103)	—	—	—	—	—	(11,103)	—	—	—	—	(11,103)
Acquisition from Pattern Development	—	—	—	—	(54,942)	—	—	(2,910)	—	—	(57,852)	—	—	—	—	(57,852)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(866)	—	—	(866)	(866)
Net loss	—	—	—	—	—	—	(13,336)	—	—	—	(13,336)	—	(6,197)	—	(6,197)	(19,533)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,318	—	—	5,318	—	—	1,529	1,529	6,847

Balances at December 31, 2013	35,531,720	355	15,555,000	156	489,412	—	(13,336)	(8,353)	(934)	(24)	468,210	90,217	18,601	(9,024)	99,794	568,004
Issuance of Class A common stock related to the public offering, net of issuance costs	10,810,810	108	—	—	286,785	—	—	—	—	—	286,893	—	—	—	—	286,893
Issuance of Class A restricted common stock	175,915	2	—	—	3,494	—	—	—	—	—	3,496	—	—	—	—	3,496
Issuance of Class A common stock upon exercise of stock options	14,861	—	—	—	327	—	—	—	—	—	327	—	—	—	—	327
Repurchase of shares for employee tax withholding	—	—	—	—	—	—	—	—	(24,531)	(693)	(693)	—	—	—	—	(693)
Conversion of Class B common stock to Class A common stock	15,555,000	156	(15,555,000)	(156)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	610	—	—	—	—	—	610	—	—	—	—	610
Refund of issuance costs related to the IPO	—	—	—	—	286	—	—	—	—	—	286	—	—	—	—	286
Dividends declared on Class A common stock	—	—	—	—	(56,976)	—	—	—	—	—	(56,976)	—	—	—	—	(56,976)
Recognition of beneficial conversion feature on Class B convertible common stock	—	—	—	—	(21,901)	—	—	—	—	—	(21,901)	—	—	—	—	(21,901)
Adjustment to paid-in capital for beneficial conversion feature recognition	—	—	—	—	21,901	—	—	—	—	—	21,901	—	—	—	—	21,901
Accretion of the Class B beneficial conversion feature	—	—	—	—	21,901	—	—	—	—	—	21,901	—	—	—	—	21,901
Deemed dividends on Class B convertible common stock	—	—	—	—	(21,901)	—	—	—	—	—	(21,901)	—	—	—	—	(21,901)
Sale of Class A membership interests in Panhandle 1	—	—	—	—	—	—	—	—	—	—	—	210,250	—	—	210,250	210,250
Sale of Class A membership interests in Panhandle 2, net of tax equity transaction costs	—	—	—	—	—	—	—	—	—	—	—	193,363	—	—	193,363	193,363
Fair value of noncontrolling interest in El Arrayan	—	—	—	—	—	—	—	—	—	—	—	35,259	—	—	35,259	35,259
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	2,550	—	—	2,550	2,550
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(2,100)	—	—	(2,100)	(2,100)
Net loss	—	—	—	—	—	—	(31,290)	—	—	—	(31,290)	—	(8,709)	—	(8,709)	(39,999)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	—	(36,715)	—	—	(36,715)	—	—	179	179	(36,536)

Balances at December 31, 2014	62,088,306	$621	—	$—	$723,938	$—	$(44,626)	$(45,068)	(25,465)	$(717)	$634,148	$529,539	$9,892	$(8,845)	$530,586	$1,164,734

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statement of Cash Flows

(In thousands of U.S. Dollars)

	Year ended December 31,
	2014	2013	2012
Operating activities
Net (loss) income	$(39,999)	$10,072	$(13,376)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and accretion	104,417	83,180	49,027
Amortization of financing costs	6,309	6,816	2,546
Unrealized loss (gain) on derivatives	15,546	(4,329)	11,904
Stock-based compensation	4,105	511	—
Net gain on transactions	(16,526)	(5,995)	(4,173)
Deferred taxes	2,948	4,546	(3,604)
Equity in losses (earnings) in unconsolidated investments	25,295	(7,846)	40
Changes in operating assets and liabilities:
Trade receivables	(8,255)	(8,721)	(298)
Reimbursable interconnection receivable	—	(11)	—
Prepaid expenses and other current assets	12,916	(2,698)	(5,842)
Other assets (non-current)	(649)	(566)	(428)
Accounts payable and other accrued liabilities	3,667	3,036	(379)
Related party receivable/payable	(942)	190	(100)
Accrued interest payable	1,377	(33)	(78)
Contingent liabilities	—	—	(188)
Long-term liabilities	239	—	—

Net cash provided by operating activities	110,448	78,152	35,051

Investing activities
Receipt of ITC Cash Grant	—	173,446	79,910
Cash paid for acquisitions, net of cash acquired	(306,584)	(30,070)	—
Proceeds from sale of investments	—	14,254	4,173
Decrease in restricted cash	46,700	66,517	28,431
Increase in restricted cash	(40,790)	(80,569)	(36,576)
Capital expenditures	(119,506)	(123,517)	(641,422)
Deferred development costs	—	(528)	(7,093)
Distribution from unconsolidated investments	22,019	10,463	—
Contribution to unconsolidated investments	(2,651)	(9,678)	(22,387)
Reimbursable interconnection receivable	3,892	49,715	(47,055)
Other assets (non-current)	17,540	2,358	3,066

Net cash (used in) provided by investing activities	(379,380)	72,391	(638,953)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Consolidated Statement of Cash Flows

(In thousands of U.S. Dollars)

	Year ended December 31,
	2014	2013	2012
Financing activities
Proceeds from public offering, net of expenses	$286,757	$317,926	$—
Proceeds from exercise of stock options	327	—	—
Repurchase of shares for employee tax withholding	(693)	(24)	—
Dividends paid	(52,344)	—	—
Payment for acquisition from Pattern Development	—	(49,430)	—
Capital distributions—Contribution Transactions	—	(232,640)	—
Capital contributions—Pattern Development	—	32,679	281,519
Capital contributions—noncontrolling interest	200,805	—	—
Capital distributions—Pattern Development	—	(98,886)	(114,236)
Capital distributions—noncontrolling interest	(2,100)	(2,292)	(1,298)
Decrease in restricted cash	19,627	122,689	26,669
Increase in restricted cash	(17,903)	(127,369)	(15,850)
Deposit for letters of credit	(3,422)	—	—
Payment for deferred financing costs	(11,856)	(294)	(19,989)
Payment for deferred equity issuance costs	(550)	—	—
Proceeds from revolving credit facility	50,000	56,000	—
Repayment of revolving credit facility	—	(56,000)	—
Repayment of short-term debt	(210,191)	—	—
Proceeds from short-term debt	59,778	—	—
Repayment of long-term debt	(49,246)	(50,324)	(27,546)
Proceeds from long-term debt	—	138,620	497,226
Repayment of construction and grant loans	—	(114,056)	(53,328)

Net cash provided by (used in) financing activities	268,989	(63,401)	573,167

Effect of exchange rate changes on cash and cash equivalents	(1,970)	(1,147)	637

Net change in cash and cash equivalents	(1,913)	85,995	(30,098)
Cash and cash equivalents at beginning of period	103,569	17,574	47,672

Cash and cash equivalents at end of period	$101,656	$103,569	$17,574

Supplemental disclosure
Cash payments for income taxes	$131	$—	$—
Cash payments for interest expense, net of capitalized interest	53,776	53,295	33,215
Acquired capitalized assets for El Arrayán, Panhandle 1, Panhandle 2, and Logan’s Gap	1,013,365	—	—
Schedule of non-cash activities
Change in fair value of designated interest rate swaps	(22,847)	36,875	(11,170)
Change in fair value of contingent liabilities	—	—	(2,015)
Amortization of deferred financing costs—included as construction in progress	343	175	3,824
Change in property, plant and equipment	(47,908)	(109,281)	79,181
Transfer of capitalized assets to South Kent joint venture	—	49,275	—
Non-cash distribution to Pattern Development	—	(5,748)	—
Assumption of contingent liability related to Contribution Transactions		(4,207)	—
Assumption of contingent liability upon acquisition of Logan’s Gap	(4,000)	—	—
Accrued IPO stock issuance costs	—	(884)	—
Non-cash deemed dividends on Class B convertible common stock	21,901	—	—

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.

Notes to Consolidated Financial Statements

1.	Organization

Pattern Energy Group Inc. (“Pattern Energy” or the “Company”) was organized in the state of Delaware on October 2, 2012. Pattern Energy issued 100 shares on October 17, 2012 to Pattern Renewables LP, a 100% owned subsidiary of Pattern Energy Group LP (“Pattern Development”). On September 24, 2013, Pattern Energy’s charter was amended, and the number of shares that Pattern Energy is authorized to issue was increased to 620,000,000 total shares; 500,000,000 of which are designated Class A common stock, 20,000,000 of which were designated Class B common stock, and 100,000,000 of which are designated Preferred Stock. On December 31, 2014, the Company’s Class B common stock was converted into Class A common stock on a one-for-one basis.

Pattern Energy is an independent energy generation company focused on constructing, owning and operating energy projects with long-term energy sales contracts located in the United States, Canada and Chile. The Company consists of the consolidated operations of certain entities and assets contributed by, or purchased principally from, Pattern Development. The Company owns 100% of Hatchet Ridge Wind, LLC (“Hatchet Ridge”), St. Joseph Windfarm Inc. (“St. Joseph”), Spring Valley Wind LLC (“Spring Valley”), Pattern Santa Isabel LLC (“Santa Isabel”), Ocotillo Express LLC (“Ocotillo”) and Logan’s Gap B Member LLC (“Logan’s Gap”). The Company owns a controlling interest in Pattern Gulf Wind Holdings LLC (“Gulf Wind”), Parque Eólico El Arrayán SpA (“El Arrayán”), Panhandle Wind Holdings LLC (“Panhandle 1”) and Panhandle B Member 2 LLC (“Panhandle 2”) and noncontrolling interests in South Kent Wind LP (“South Kent”) and Grand Renewable Wind LP (“Grand”). The principal business objective of the Company is to produce stable and sustainable cash flows through the generation and sale of energy and to selectively grow our project portfolio.

Pattern Energy was formed by Pattern Development for the purpose of an initial public offering (“IPO”). For periods prior to October 2, 2013, Pattern Energy was a shell company, with expenses of less than $10,000 for 2013 and 2012. In accordance with ASC 805-50-30-6, the historical financial statements of Pattern Energy’s predecessor, which consist of the combined financial statements of a combination of entities and assets contributed by Pattern Development to Pattern Energy, are consolidated with Pattern Energy from the beginning of the earliest period presented.

Initial Public Offering and Contribution Transactions

On October 2, 2013, Pattern Energy issued 16,000,000 shares of Class A common stock in an IPO generating net proceeds of approximately $317.0 million. Concurrent with the IPO, Pattern Energy issued 19,445,000 shares of Class A common stock and 15,555,000 shares of Class B common stock to Pattern Development and utilized approximately $232.6 million of the net proceeds of the IPO as additional consideration to Pattern Development for certain entities and assets contributed to Pattern Energy (“Contribution Transactions”) consisting of interests in eight wind power projects, including six projects in operation (Gulf Wind, Hatchet Ridge, St. Joseph, Spring Valley, Santa Isabel and Ocotillo), and two projects that were under construction (El Arrayán and South Kent) at the time of the IPO. In accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805-50-30-5, Transactions between Entities under Common Control, Pattern Energy recognized the assets and liabilities contributed by Pattern Development at their historical carrying amounts at the date of the Contribution Transactions. On October 8, 2013, Pattern Energy’s underwriters exercised in full their overallotment option to purchase 2,400,000 shares of Class A common stock from Pattern Development, the selling stockholder, pursuant to the overallotment option granted by Pattern Development.

In connection with the Contribution Transactions, Pattern Development retained a 40% interest in Gulf Wind previously held by it such that, at the completion of the IPO, Pattern Energy, Pattern Development and the joint venture partner held interests of approximately 40%, 27% and 33%, respectively, of the distributable cash flow of Gulf Wind, together with certain allocated tax items.

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

May 2014 Public Offering

On May 14, 2014, the Company completed an underwritten public offering of its Class A common stock. In total, 21,117,171 shares of its Class A common stock were sold. Of this amount, the Company issued and sold 10,810,810 shares of Class A common stock and Pattern Development, the selling stockholder, sold 10,306,361 shares of Class A common stock, including 2,754,413 shares upon exercise in full of the underwriters’ overallotment option. Net proceeds generated for the Company were approximately $286.8 million after deducting underwriting discounts and commissions and transaction expenses. The Company did not receive any proceeds from the sale of the shares sold by Pattern Development.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). They include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

Variable Interest Entities

ASC 810, Consolidation of Variable Interest Entities, defines the criteria for determining the existence of Variable Interest Entities (“VIEs”) and provides guidance for consolidation. The Company consolidates VIEs where the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.

Investments or joint ventures in which the Company does not have a majority ownership interest and are not VIEs for which the Company is considered the primary beneficiary are accounted for using the equity method. These amounts are included in unconsolidated investments in the consolidated balance sheets.

Acquisitions

Business Combinations

When the Company acquires a controlling interest, the purchase is accounted for using the acquisition method, and the fair value of purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess, if any, of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Conversely, the excess, if any, of the net fair values of identifiable assets and liabilities over the fair value of purchase consideration is recorded as gain. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates and assumptions are inherently uncertain, and as a result, actual results may differ from estimates. Significant estimates include, but are not limited to, future expected cash flows, useful lives and discount rates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to either goodwill or gain, depending on whether the fair value of purchase consideration is in excess of or less than net assets acquired. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Equity Method Investments

When the Company acquires a noncontrolling interest the investment is accounted for using the equity method of accounting and is initially recognized at cost.

Noncontrolling Interests

Noncontrolling interests represent the portion of the Company’s net (loss) income, net assets and comprehensive (loss) income that is not allocable to the Company and is calculated based on ownership percentage, for certain projects.

For the noncontrolling interests in the Company’s Gulf Wind, Panhandle 1 and Panhandle 2 projects, the Company has determined that the operating partnership agreements do not allocate economic benefits pro rata to its two classes of investors and the appropriate methodology for calculating the noncontrolling interest balance that reflects the substantive profit sharing arrangement is a balance sheet approach using the hypothetical liquidation at book value (“HLBV”) method.

Under the HLBV method, the amounts reported as noncontrolling interest in the consolidated balance sheets and consolidated statements of operations represent the amounts the third party would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the operating partnership agreement assuming the net assets of Gulf Wind, Panhandle 1 and Panhandle 2 were liquidated at recorded amounts determined in accordance with U.S. GAAP and distributed to the investors. The third-party interest in the results of operations of Gulf Wind, Panhandle 1 and Panhandle 2 and the Company’s net (loss) income and comprehensive (loss)

income is determined as the difference in noncontrolling interests in the consolidated balance sheets at the start and end of each reporting period, after taking into account any capital transactions between Gulf Wind, Panhandle 1, Panhandle 2 and the third party. The noncontrolling interest balances in Gulf Wind, Panhandle 1 and Panhandle 2 are reported as a component of equity in the consolidated balance sheets.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at average rates during the period, with resulting foreign currency translation adjustments recorded in other comprehensive (loss) income, net of tax, in the accompanying consolidated statements of stockholders’ equity and comprehensive (loss) income. Where the U.S. dollar is the functional currency, re-measurement adjustments are recorded in other income, net in the accompanying consolidated statements of operations.

Gains and losses realized from transactions, including related party balances not considered permanent investments, that are denominated in currencies other than an entity’s functional currency are included in other income, net in the accompanying consolidated statements of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables and derivative assets. The Company places its cash and cash equivalents with high quality institutions.

The Company sells electricity and environmental attributes, including renewable energy credits, primarily to creditworthy utilities under long-term, fixed-priced power purchase agreements (“PPAs”) and, in some cases, through individual renewable energy credits sale agreements. During the year ended December 31, 2014, Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Service (“Moody’s”) downgraded the credit rating of the Puerto Rico Electric Power Authority (“PREPA”) from BBB and Baa3 to CCC and Caa3, respectively. On December 31, 2014, the amount of trade receivables due from PREPA was $2.5 million. As of March 2, 2015, PREPA was current with respect to payments due under the PPA and the next payment will be due from PREPA under the PPA on approximately March 19, 2015.

The table below presents significant customers who accounted for the following percentages of total revenues and the related maximum amount of credit loss based on their percentages of total trade receivables as of December 31, 2014:

	Year ended December 31,
	2014		2013		2012
	Revenue	Trade Receivables	Revenue	Trade Receivables	Revenue	Trade Receivables
San Diego Gas & Electric	22.09%	14.13%	16.31%	26.21%	0.17%	9.09%
Manitoba Hydro	14.47%	9.39%	16.69%	17.18%	30.23%	14.08%
Electric Reliability Council of Texas	14.34%	15.93%	11.59%	2.59%	17.24%	3.41%
NV Energy, Inc.	11.07%	9.98%	11.57%	6.54%	8.82%	29.16%
Pacific Gas & Electric	10.93%	9.54%	13.77%	14.47%	21.79%	13.81%

The Company’s interest rate derivative assets are placed with counterparties that are creditworthy institutions. An additional derivative asset was generated from Credit Suisse Energy LLC, the counterparty to a 10-year fixed-for-floating swap related to annual electricity generation at the Company’s Gulf Wind project. The Company’s reimbursements for prepaid interconnection network upgrades are with large creditworthy utility companies.

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

Restricted Cash

Restricted cash consists of cash balances which are restricted as to withdrawal or usage and includes cash to collateralize bank letters of credit related primarily to interconnection rights, PPAs and for certain reserves required under the Company’s loan agreements.

Trade Receivables

The Company’s trade receivables are generated by selling energy and renewable energy credits in the California, Texas, Nevada, Manitoba (Canada), Puerto Rico and Chilean energy markets. The Company believes that all amounts are collectible and an allowance for doubtful accounts is not required as of December 31, 2014 and 2013.

Reimbursable Interconnection Costs

The Company may, from time to time, pay to construct interconnection network upgrades on behalf of the Company’s utility customers. The interconnection upgrades are owned by each utility customer who will reimburse the Company with interest when the project reaches commercial operations.

Turbine Advances

Turbine advances represent amounts advanced to turbine suppliers for the manufacture of wind turbines in accordance with turbine supply agreements for the Company’s wind power projects and for which the Company has not taken title. Turbine advances are reclassified to construction in progress when the Company takes legal title to the related turbines and are reclassified to property, plant and equipment when the project achieves commercial operation. Depreciation does not commence until projects enter commercial operation and turbine assets are placed in service.

Deferred Development Costs

Deferred development costs represent the accumulated costs of initial permitting, environmental reviews, land rights and obligations and preliminary design and engineering work. The Company expenses all project development costs until a project is determined to be technically feasible and likely to achieve commercial success. Upon commencement of construction, deferred development costs are recorded as a component of construction in progress. Upon achievement of commercial operation, construction in progress, which includes deferred development costs, is reclassified to property, plant and equipment.

Construction in Progress

Construction in progress represents the accumulated costs of projects in construction. Construction costs include turbines for which the Company has taken legal title, civil engineering, electrical and other related costs. Other capitalized costs include reclassified deferred development costs, amortization of intangible assets, amortization of deferred financing costs, capitalized interest and other costs required to place a project into commercial operation. Construction in progress is reclassified to property, plant and equipment when the project achieves commercial operation.

Finite-Lived Intangible Assets

Finite-lived intangible assets relate to easements and land options and mining rights. The Company amortizes finite-lived intangible assets using the straight-line method over the term of their estimated useful lives, which represents the term of the easements and land option and mining rights agreements, ranging from eleven months to twenty years. The Company periodically evaluates whether events or changes in circumstances have occurred that indicate the carrying amount of finite-lived intangible assets may not be recoverable, or information indicates that impairment may exist.

Property, Plant and Equipment

Property, plant and equipment represents the costs of completed and operational projects transferred from construction in progress, as well as land, computer equipment and software, furniture and fixtures, leasehold improvements and other equipment. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the respective assets’ useful lives. Wind farms are depreciated over twenty years and the remaining assets are depreciated over two to five years. Land is not depreciated. Improvements to property, plant and equipment deemed to extend the useful economic life of an asset are capitalized. Repair and maintenance costs are expensed as incurred.

Accounting for Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for potential impairment whenever events or changes in circumstances have occurred that indicate that impairment may exist, or the carrying amount of the long-lived asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable based on its estimated future undiscounted cash flows. An impairment loss is calculated based on the excess of the carrying value of the long-lived asset over the fair value of such long-lived asset , with the fair value determined based on an estimate of discounted future cash flows. Through December 31, 2014, no impairment charges have been recorded.

Derivatives

The Company recognizes its derivative instruments as assets or liabilities at fair value in the consolidated balance sheets, unless the derivative instruments qualify for the “normal purchase normal sale” (“NPNS”) scope exception to derivative accounting. Accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as part of a hedging relationship and on the type of hedging relationship.

For derivative instruments that are designated as cash flow hedges, the effective portion of change in fair value of the derivative is reported as a component of other comprehensive (loss) income (“OCI”). Changes in the fair value of these derivatives are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of change in fair value is recorded as a component of net (loss) income on the consolidated statement of operations. For undesignated derivative instruments, the change in fair value is reported as a component of net (loss) income on the consolidated statement of operations. Certain of our electricity price derivatives that qualify for the NPNS scope exception to derivative accounting are accounted for under the accrual method of accounting.

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

Income Taxes

Prior to October 2, 2013, the Company’s predecessor did not provide for income taxes as it was treated as a pass-through entity for U.S. federal and state income tax purposes, except for several specific circumstances involving its Canadian entities that are subject to Canadian income taxes, its Chilean entities, that are subject to Chilean income taxes, a U.S. entity that is subject to Puerto Rican taxes and a U.S. entity that became subject to U.S. income taxes in 2012. Federal and state income taxes were assessed at the owner level and each owner was liable for its own tax payments. Certain consolidated entities are corporations or have elected to be taxed as corporations. In these circumstances, income tax was accounted for under the asset and liability method.

Subsequent to October 2, 2013, following the Contribution Transactions, the Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has a policy to classify interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals, if any, are included in the provision for income taxes.

Contingent Liabilities

The Company’s contingent liabilities represent deferred and contingent obligations related to projects acquired through business combinations and contingent bonuses payable to turbine service and maintenance providers associated with long-term turbine service and maintenance arrangements. Contingent liabilities are reported at fair value at each reporting period.

Asset Retirement Obligation

The Company records asset retirement obligations for the estimated costs of decommissioning turbines, removing above-ground installations and restoring sites, at the time when a contractual decommissioning obligation materializes. The Company records accretion expense, which represents the increase in the asset retirement obligations, over the remaining or operational life of the associated wind project. Accretion expense is recorded as cost of revenue in the statement of operations using accretion rates based on credit adjusted risk-free interest rates.

Revenue Recognition

The Company sells the electricity it generates under the terms of power sale agreements (“PSAs”) or at spot-market prices. Revenue is recognized based upon the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met. The Company evaluates its PSAs to determine whether they are in substance leases or derivatives and, if applicable, recognizes revenue pursuant to ASC 840, Leases and ASC 815, Derivatives and Hedging, respectively. As of December 31, 2014, there were no PSAs that are accounted for as leases or derivatives and revenue is recognized on an accrual basis.

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

Stock-Based Compensation

The Company accounts for stock-based compensation related to stock options granted to employees by estimating the fair value of the stock-based awards using the Black-Scholes option-pricing model. The fair value of the stock options granted is amortized over the applicable vesting period. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term, expected forfeiture rate and risk-free interest rates. The Company estimates expected volatility based on the historical volatility of comparable publicly traded companies for a period that is equal to the expected term of the options. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected term of the stock option. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the ASC 718, Compensation—Stock Compensation, and represents the period of time that options granted are expected to be outstanding.

The Company accounts for stock-based compensation related to restricted stock award grants by amortizing the fair value of the restricted stock award grants, which is the grant date market price, over the applicable vesting period.

Stock-based compensation expense is recorded as a component of general and administrative expenses in the Company’s consolidated statements of operations.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income, net of tax. Other comprehensive (loss) income, net of tax included in accumulated other comprehensive (loss) income in the accompanying consolidated statements of stockholders’ equity, is comprised of changes in foreign currency translation adjustments and changes in the fair value of derivatives designated as hedges.

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

Recently Issued Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis” to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current guidance by reducing the number of consolidation models; eliminating the risk that a reporting entity may have to consolidate based on a fee arrangement with another legal entity; placing more weight on the risk of loss in order to identify the party that has a controlling financial interest; reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest; and changing rules for companies in certain industries that ordinarily employ limited partnership or VIE structures. ASU 2015-02 is effective for public companies beginning after December 15, 2015 and interim periods within those fiscal periods. Early adoption on a modified retrospective or full retrospective basis is permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations: Pushdown Accounting”, which provides an entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in ASU 2014-17 are effective November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging – Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity”, which provides clarification on how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires an entity’s management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted for interim and annual reporting periods for which the financial statements have not been previously issued. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation” which requires an entity to treat a performance target that affects vesting that could be achieved after an employee completes the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted either prospectively or retrospectively to all prior periods presented. The Company does not anticipate that the adoption of this update will have a material impact on its financial condition, results of operations or cash flows.

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

3.	Acquisitions

El Arrayán Acquisition

On June 25, 2014, the Company acquired 100% of the issued and outstanding common stock of AEI El Arrayán Chile SpA (“AEI El Arrayán”), an entity holding a 38.5% indirect interest in El Arrayán, for a total purchase price of $45.3 million, pursuant to the terms of a Stock Purchase Agreement (the “Agreement”). The Company owned a 31.5% indirect interest in El Arrayán prior to acquiring the additional 38.5% interest in order to obtain majority control (70%) of the project, as a part of its growth strategy. El Arrayán is a 115 MW wind power project company, located in Ovalle, Chile, which achieved commercial operations on June 4, 2014.

Prior to the acquisition, the Company accounted for the investment under the equity method of accounting. Because the Company acquired an additional 38.5% indirect interest in El Arrayán, in accordance with ASC 805 Business Combinations, the acquisition was accounted for as a “business combination achieved in stages”. Accordingly, the Company remeasured the previously held equity interest in El Arrayán and adjusted it to fair value based on the Company’s existing equity interest in the fair value of the underlying assets and liabilities of El Arrayán. The fair value of the Company’s equity interest at the acquisition date was $37.0 million (31.5% of implied equity value of $117.5 million per below). The difference between the fair value of the Company’s ownership in El Arrayán and the Company’s carrying value of its investment of $19.1 million resulted in a gain of $17.9 million recorded in net gain on transactions in the consolidated statements of operations for the year ended December 31, 2014. The Company recognized additional deferred tax liability due to differences in accounting and tax bases resulting from the Company’s existing ownership interest in El Arrayán, which has been included in the consolidated statements of operations. The Company now holds a 70% controlling interest in the wind project and consolidates the accounts of El Arrayán.

The Company acquired the assets and operating contracts for AEI El Arrayán, including assumed liabilities. The identifiable assets acquired and liabilities assumed were recorded at their fair values.

The consolidated fair value of the assets acquired and liabilities assumed in connection with the AEI El Arrayán acquisition are as follows (in thousands):

Consolidated interest June 25, 2014
Cash and cash equivalents	$713
Trade receivables	3,829
VAT receivable	17,031
Prepaid expenses and other current assets	174
Restricted cash, non-current	10,392
Property, plant and equipment	341,417
Intangible assets	1,121
Net deferred tax assets	5,455
Accounts payable and other accrued liabilities	(6,830)
Accrued construction costs	(9,495)
Accrued interest	(2,592)
Derivative liabilities, current	(1,942)
Current portion of long-term debt	(16,586)
Long-term debt	(209,295)
Derivative liabilities, non-current	(501)
Asset retirement obligation	(2,354)
Net deferred tax liabilities	(13,001)

Total consideration	117,536

Less: non-controlling interest	(35,259)

Controlling interest	$82,277

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

The Company incurred $0.4 million of transaction-related expenses which were recorded in net gain on transactions in the consolidated statements of operations for the year ended December 31, 2014.

Panhandle 1 Acquisition

On June 30, 2014, the Company acquired 100% of the Class B membership interests in the Panhandle 1 wind project, representing a 79% initial ownership interest in the project’s distributable cash flow, through the acquisition of Panhandle Wind Holdings LLC, from Pattern Development, for a purchase price of approximately $124.4 million. The 218 MW wind project, located in Carson County, Texas, achieved commercial operations on June 25, 2014.

Prior to the closing, certain tax equity investors made capital contributions to acquire 100% of the Class A membership interests in Panhandle 1 and have been admitted as noncontrolling members in the entity, with a 21% initial ownership interest in the project’s distributable cash flow. The Company has determined that the operating partnership agreement does not allocate economic benefits pro rata to its two classes of investors and will use the HLBV method to calculate the noncontrolling interest balance that reflects the substantive profit sharing arrangement.

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

The consolidated fair value of the assets acquired and liabilities assumed in connection with the Panhandle 1 acquisition are as follows (in thousands):

June 30, 2014
Cash and cash equivalents	$1,038
Trade receivables	1,850
Prepaid expenses and other current assets	71
Restricted cash, non-current	14,293
Property, plant and equipment	332,953
Accounts payable and other accrued liabilities	(148)
Accrued construction costs	(12,806)
Related party payable	(44)
Asset retirement obligation	(2,557)

Total consideration before non-controlling interest	334,650

Less: tax equity noncontrolling interest contributions	(210,250)

Total consideration after non-controlling interest	$124,400

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

The Company incurred $0.5 million of transaction-related expense which was recorded in net (loss) gain on transactions in the consolidated statements of operations for the year ended December 31, 2014.

Panhandle 2 Acquisition

On November 10, 2014, the Company acquired 100% of the membership interests in the Panhandle 2 wind project through the acquisition of Panhandle B Member 2 LLC, from Pattern Development, for a purchase price of approximately $123.8 million.

Subsequent to the closing, certain tax equity investors made capital contributions to acquire 100% of the Class A membership interests in Panhandle 2 and were admitted as noncontrolling members in the entity and the Company received 100% of the Class B membership interests, resulting in the tax equity investors and the Company holding initial ownership interests of 19% and 81%, respectively, in the project’s distributable cash flows. The 182 MW wind project, located in Carson County, Texas, achieved commercial operations on November 7, 2014. The Company has determined that the operating partnership agreement does not allocate economic benefits pro rata to its two classes of investors and will use the HLBV method to calculate the noncontrolling interest balance that reflects the substantive profit sharing arrangement.

The Company acquired the assets and operating contracts for Panhandle 2, including assumed liabilities. The identifiable assets acquired and liabilities assumed were recorded at their fair values which corresponded to the sum of the cash purchase price. The short-term debt presented in the table below consists of a construction loan that was repaid in full following the acquisition.

The consolidated fair value of the assets acquired and liabilities assumed in connection with the Panhandle 2 acquisition are as follows (in thousands):

November 10, 2014
Cash and cash equivalents	$240
Trade receivables	1,156
Prepaid expenses and other current assets	28,997
Property, plant and equipment	315,109
Accrued construction costs	(24,197)
Related party payable	(121)
Short-term debt	(195,351)
Asset retirement obligation	(2,003)

Total consideration	$123,830

Current assets, accrued construction costs and related party payable were recorded at carrying value, which is representative of the fair value on the date of acquisition. In addition, the short-term debt was recorded at carrying value, representative of the fair value, which was repaid immediately after acquisition.

Property, plant and equipment were recorded at the cost of construction plus the developer’s profit margin, which represents fair value. The asset retirement obligation was recorded at fair value using a combination of market data, operational data and discounted cash flows and was adjusted by a discount rate factor reflecting then current market conditions.

The accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations and valuations, and the estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date). The Company incurred $0.2 million and $0.6 million of transaction-related expense which was recorded in net gain on transactions in the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

Logan’s Gap Acquisition

On December 19, 2014, the Company acquired 100% of the membership interests in the Logan’s Gap wind project, through the acquisition of Logan’s Gap B Member LLC, from Pattern Development, for a purchase price of approximately $15.1 million and an assumed contingent liability to a third party in the amount of $8.0 million associated with the close of construction financing and the achievement of either commercial operation or tax equity funding. The wind project is currently under construction and is located in Comanche County, Texas. The construction of the project is being financed primarily by construction debt and Pattern Energy equity. Following construction, it is expected that institutional tax equity investors will invest in the project, pursuant to an executed equity commitment agreement, so that the construction loan will be paid off such that long term financing for the project will be equity based. Upon tax equity funding, it is expected that the Company and the institutional tax equity investors will have initial ownership interests of 82% and 18%, respectively, in the project’s distributable cash flows.

The Company acquired the assets and operating contracts for Logan’s Gap, including assumed liabilities. The identifiable assets acquired and liabilities assumed were recorded at their fair values which corresponded to the sum of the cash purchase price. The consolidated fair value of the assets acquired and liabilities assumed in connection with the Logan’s Gap acquisition are as follows (in thousands):

December 19, 2014
Cash and cash equivalents	$2
Restricted cash, current	5,003
Prepaid expenses and other current assets	1,722
Deferred financing costs, current	2,117
Construction in progress	23,770
Property, plant and equipment	116
Other assets	80
Accrued construction costs	(4,733)
Current portion of contingent liabilities	(7,975)
Related party payable	(5,003)

Total consideration	$15,099

Current assets, current liabilities, property, plant and equipment, other assets, accrued construction costs and related party payable were recorded at carrying value, which is representative of the fair value on the date of acquisition. Construction in progress was recorded at fair value which is representative of the development effort, including the developer’s profit, and contracts acquired on the date of acquisition.

The Company recorded $8.0 million in contingent obligations, payable to a third party, at fair value upon acquisition. Of this amount, $4.0 million was paid in December 2014, upon construction financing, and the remaining $4.0 million liability is payable upon the earlier of commercial operations or tax equity funding, which is expected to occur in the fourth quarter of 2015.

The accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations and valuations, and the estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date). The Company incurred $0.3 million of transaction-related expense which was recorded in net gain on transactions in the consolidated statements of operations for the year ended December 31, 2014.

Supplemental pro forma data (unaudited)

The unaudited pro forma statement of operations data below gives effect to the AEI El Arrayán, Panhandle 1, Panhandle 2 and Logan’s Gap acquisitions as if they had occurred on January 1, 2013. The 2014 pro forma net loss was adjusted to exclude nonrecurring transaction related expenses of $2.9 million and a nonrecurring $17.9 million gain on acquisition of El Arrayán. The unaudited pro forma data is presented for illustrative purposes only and is not intended to be indicative of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2013. The unaudited pro forma data should not be considered representative of the Company’s future financial condition or results of operations.

	Year ended December 31,
Unaudited pro forma data (in thousands)	2014	2013
Pro forma total revenue	$268,116	$201,573
Pro forma total expenses	326,990	192,762

Pro forma net (loss) income	(58,874)	8,811
Less: pro forma net loss attributable to noncontrolling interest	(8,662)	(7,176)

Pro forma net (loss) income attributable to controlling interest	$(50,212)	$15,987

Prior to the acquisition of AEI El Arrayán, net loss was recorded in equity in (losses) earnings in unconsolidated investments in the consolidated statement of operations. From January 1, 2014 to June 25, 2014, the Company recorded net loss of $0.4 million in equity in (losses) earnings on unconsolidated investments related to El Arrayán.

The following table presents the amounts included in the consolidated statements of operations for AEI El Arrayán, Panhandle 1, Panhandle 2 and Logan’s Gap since their respective dates of acquisition:

Year ended December 31,
Unaudited data (in thousands)	2014
Total revenue	$30,841
Total expenses	41,232

Net loss	(10,391)
Less: net loss attributable to noncontrolling interest	(6,673)

Net loss attributable to controlling interest	$(3,718)

4.	Prepaid expenses and other current assets

The following table presents the components of prepaid expenses and other current assets (in thousands):

	December 31,
	2014	2013
Prepaid expenses	$15,275	$10,132
Prepaid construction costs	5,155	—
Sales tax	786	50
Other current assets:
Deposit for letters of credit	3,425	—
Deferred equity issuance costs	2,331	—
Other	982	1,233

Prepaid expenses and other current assets	$27,954	$11,415

5.	Property, Plant and Equipment

The following presents the categories within property, plant and equipment (in thousands):

	December 31,
	2014	2013
Operating wind farms	$2,624,640	$1,652,119
Furniture, fixtures and equipment	4,366	3,785
Land	141	16

Subtotal	2,629,147	1,655,920
Less: accumulated depreciation	(278,291)	(179,778)

Property, plant and equipment, net	$2,350,856	$1,476,142

The Company recorded depreciation expense related to property, plant and equipment of $102.9 million, $82.0 million and $48.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In June 2013, the Company received $115.9 million and $57.6 million, from the U.S. Department of the Treasury, for Ocotillo and Santa Isabel, respectively, under a cash grant in lieu of investment tax credit (“Cash Grant”). In December 2012, the Company received $79.9 million for Spring Valley under a Cash Grant from the U.S. Department of the Treasury. The Company recorded the cash proceeds as a deduction from the carrying amount of the related wind farm assets which resulted in the assets being recorded at lower amounts.

The Cash Grants received for Ocotillo, Santa Isabel, and Spring Valley reduced depreciation expense recorded in the consolidated statements of operations by approximately $12.7 million, $13.0 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6.	Unconsolidated Investments

The following presents projects that are accounted for under the equity method of accounting (in thousands):

			Percentage of Ownership
	December 31,		December 31,
	2014	2013	2014	2013
South Kent	$17,360	$59,488	50.0%	50.0%
Grand	11,719	26,464	45.0%	45.0%
El Arrayán	—	21,103	N/A	31.5%

Unconsolidated investments	$29,079	$107,055

South Kent

The Company is a noncontrolling investor in a joint venture established to develop, construct, and own a wind power project located in Ontario, Canada. The project has a 20-year PPA and commenced commercial operations on March 28, 2014.

Grand

On December 20, 2013, the Company acquired from Pattern Development a 45% equity interest in Grand for $79.5 million, plus a contingent payment of up to C$5.0 million, or $4.3 million based on the exchange rate as of December 31, 2014, as calculated based on final budget to actual amounts and distributions payable upon term conversion which has been updated from the Company’s original estimate to 2015. Grand is a joint venture established to develop, construct, and own a wind power project located in Ontario, Canada. The project has a 20-year PPA and commenced commercial operations on December 9, 2014. The Company’s investment in Grand was paid from general corporate funds. The Company is a noncontrolling investor in Grand and the investment is accounted for under the equity method of accounting.

El Arrayán

On June 25, 2014, the Company increased its total ownership interest in El Arrayán to 70%. See Note 3, Acquisitions, for disclosure on the acquisition of El Arrayán. As such, the Company has consolidated the operations of El Arrayán as of the acquisition date and is no longer accounting for this investment under the equity method of accounting.

The following summarizes the aggregated balance sheets of El Arrayán as of December 31, 2014 and 2013, and its operating results for the period from January 1, 2014 to June 25, 2014 and the years ended December 31, 2013 and 2012, respectively (in thousands):

	December 31,
	2014	2013
Current assets	$—	$16,362
Non-current assets	—	260,187

Total assets	$—	$276,549

Current liabilities	$—	$9,224
Non-current liabilities	—	197,597

Total liabilities	—	206,821

Total equity	—	69,728

Total liabilities and equity	$—	$276,549

	December 31,
	2014	2013	2012
Revenue	$1,821	$—	$—
Other (income) expense	3,083	941	384

Net loss	$(1,262)	$(941)	$(384)

7.	Accounts payable and other accrued liabilities

The following table presents the components of accounts payable and other accrued liabilities (in thousands):

	December 31,
	2014	2013
Accounts payable	$673	$168
Other accrued liabilities	9,202	6,329
Warranty settlement payments	639	2,187
LTSA upgrades liability	680	—
Land lease rent payable	2,115	953
Payroll liabilities	4,453	2,162
Property tax payable	4,625	3,490
Sales tax payable	2,406	261

Accounts payable and other accrued liabilities	$24,793	$15,550

8.	Long term debt

The Company’s long term debt as of December 31, 2014 and 2013 is presented below (in thousands):

	December 31,		Interest Rate as of December 31,		Interest Type
	2014	2013	2014	2013		Maturity
Hatchet Ridge term loan	$228,288	$239,865	1.43%	1.43%	Imputed	December 2032
Gulf Wind term loan	156,122	166,448	3.23%	3.25%	Variable	March 2020
St. Joseph term loan	189,472	215,330	5.88%	5.88%	Fixed	May 2031
Spring Valley term loan	167,261	173,110	2.62%	2.63%	Variable	June 2030
Santa Isabel term loan	112,609	115,721	4.57%	4.57%	Fixed	September 2033
El Arrayan commercial term loan	99,665	—	2.92%	N/A	Variable	March 2029
El Arrayan EKF term loan	109,630	—	5.56%	N/A	Fixed	March 2029
Ocotillo commercial term loan	222,175	230,944	1.98%	3.00%	Variable	August 2020
Ocotillo development term loan	106,700	107,800	2.33%	2.35%	Variable	August 2033
Logan’s Gap construction loan	58,691	—	1.64%	N/A	Variable	December 2015

	1,450,613	1,249,218
Less: current portion	(121,561)	(48,851)

	$1,329,052	$1,200,367

The following are principal payments due under long-term debt as of December 31, 2014 (in thousands):

For the year ending December 31,
2015	$121,561
2016	65,877
2017	67,277
2018	72,750
2019	83,613
Thereafter	1,039,535

$1,450,613

Interest and commitment fees incurred, and interest expense recorded in the Company’s consolidated statements of operations are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Interest and commitment fees incurred	$59,864	$57,478	$43,496
Capitalized interest, commitment fees, and letter of credit fees	(2,856)	(4,210)	(10,259)
Letter of credit fees	4,377	3,530	720
Amortization of financing costs	6,309	6,816	2,545

Interest expense	$67,694	$63,614	$36,502

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

St. Joseph

In March 2010, St. Joseph entered into a C$250.0 million construction and term loan facility that was converted to a 20-year term loan in May 2011.

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

Ocotillo

In October 2012, Ocotillo entered into a $467.3 million financing agreement comprised of two construction loan facilities totaling $351.5 million, a network upgrade bridge loan facility of $56.6 million and a letter of credit facility of $59.2 million. The two loan facilities consist of a development bank tranche of $110.0 million and a commercial bank tranche of $241.5 million. Ocotillo reached full commercial operations in July 2013, and the two construction loans converted to term loans on September 20, 2013 and mature 20 years and 7 years after the term loan conversion, respectively. The network upgrade bridge loan was repaid in August 2013 from reimbursements received from the utility related to the construction of network upgrade costs. In connection with the financing agreement, the Company entered into interest rate swaps on 90% of the loan commitment. In addition, in September 2013, Ocotillo prepaid $2.2 million of the development bank loan and $5.3 million of the commercial bank loan pursuant to a proposal initiated by Ocotillo and accepted by the lenders. In October 2014, the financing agreement was amended to include a margin rate decrease of 1.0% for the commercial bank tranche.

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

El Arrayán

In May 2012, El Arrayán entered into a first lien senior secured credit agreement (“El Arrayán Credit Agreement”) which provides up to approximately $225.0 million in borrowings. Borrowings under the El Arrayán Credit Agreement were used to finance the construction of the El Arrayán wind project and are comprised of a commercial tranche of up to $100.0 million and an export credit agency tranche provided by Eksport Kredit Fonden of Denmark (“EKF Tranche”) of up to $110.0 million, and letter of credit facility in an amount of up to $15.0 million. In connection with the El Arrayán Credit Agreement, the Company entered into interest rate swaps on 95.8% of the commercial tranche term loan. The project commenced commercial operations in June 2014 and the construction loan converted into term loans on August 14, 2014. The financing is non-recourse to El Arrayán.

The commercial tranche loan is a LIBOR loan and accrues interest at LIBOR plus 2.75% per annum from the closing until the sixth anniversary of closing, 3.00% from the sixth anniversary to the tenth anniversary of closing, 3.25% from the tenth anniversary to the fourteenth anniversary of closing, and 3.50% after the fourteenth anniversary of closing. The EKF Tranche term loan accrues interest at a fixed rate of 5.56%, in each case, plus a margin of 0.25% from the sixth anniversary to the tenth anniversary of the closing, 0.50% from the tenth anniversary to the fourteenth anniversary of closing, and 0.75% after the fourteenth anniversary of closing.

El Arrayán—Value Added Tax (VAT) Facility

In addition to the El Arrayán Credit Agreement, in May 2012, El Arrayán entered into a $20.0 million VAT facility with Corpbanca. Under the VAT facility El Arrayán may borrow funds to pay for VAT payments due from the project. The last day to borrow funds under the VAT facility was November 3, 2014. The VAT facility has an interest rate of Chilean Interbank Rate plus 1.00% and terminates in November 2015. El Arrayán is also required to pay a commitment fee on the undrawn portion of the VAT facility. As of December 31, 2014, the outstanding balance on the VAT facility was $2.0 million.

Logan’s Gap

In December 2014, Logan’s Gap entered into a $282.8 million financing agreement comprised of a $247.1 million construction loan and letter of credit facilities to provide letter of credit loans in an amount totaling up to $35.7 million. Under the financing agreement, the scheduled maturity date is December 31, 2015 (which date may be extended to March 31, 2016, subject to certain conditions), at which time the loans will be repaid from capital contributions from equity investors and the letters of credit terminated. Pursuant to a Letter of Credit and Reimbursement Agreement, a commercial bank will then issue a letter of credit up to $15.0 million in favor of the project’s hedge counterparty.

Collateral under the Logan’s Gap financing agreement consists of Logan’s Gap tangible assets and contractual rights, and cash on deposit with the depository agent. The loan agreement contains a broad range of covenants that, subject to certain exceptions, restrict Logan’s Gap’s ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business.

Revolving Credit Facility

On November 15, 2012, the Company entered into a $120.0 million revolving credit agreement (“Existing Credit Agreement”) for working capital with a four-year term comprised of a revolving loan facility and a letter of credit facility. The revolving credit agreement has an “accordion feature” under which the Company has the right to increase available borrowings by up to $35.0 million if its lenders or other additional lenders are willing to lend on the same terms and meet certain other conditions.

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

In December 2014, the Company entered into an Amended and Restated Credit and Guaranty Agreement which increased the available borrowings under the Existing Credit Agreement from $145 million to $350.0 million. Simultaneously, the Panhandle 1, Panhandle 2, South Kent and Grand projects were added to the collateral pool that supports the revolving credit facility.

As of December 31, 2014 and 2013, letters of credit of $45.1 million and $44.8 million, respectively, have been issued and loans of $50.0 million and $56.0 were drawn in 2014 and 2013, respectively. As of December 31, 2014, the outstanding balance on the revolving credit facility is $50.0 million. There was no outstanding balance on the revolving credit facility in the prior year.

Loans, when and if drawn, are either base rate loans or Eurodollar rate loans. The base rate loans accrue interest at the fluctuating rate per annum equal to the greatest of the (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Eurodollar rate that would be in effect for a Eurodollar rate loan with an interest period of one month plus 1.0%, plus an applicable margin ranging from 1.25% to 1.75%. The Eurodollar rate loans accrue interest at a rate per annum equal to LIBOR, plus an applicable margin ranging from 2.25% to 2.75%. Under the facility, the Company is required to pay a revolving commitment fee equal to the average of the daily difference between revolving commitments and the total utilization of revolving commitments times 0.50%. In addition, the Company is required to pay letter of credit fees. The facility is secured by pledges of the capital stock and ownership interests in certain of the Company’s holding company subsidiaries. The revolving credit facility contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business.

9.	Asset Retirement Obligations

The Company’s asset retirement obligations represent the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at a date that is 20 years from the commencement of commercial operation of the facility.

The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligations as of December 31, 2014, 2013 and 2012 (in thousands):

	December 31,
	2014	2013	2012
Beginning asset retirement obligations	$20,834	$19,056	$10,342
Additions during the year	7,195	767	7,971
Foreign currency translation adjustment	(228)	(172)	59
Accretion expense	1,471	1,183	684

Ending asset retirement obligations	$29,272	$20,834	$19,056

10.	Derivative Instruments

The Company employs a variety of derivative instruments to manage its exposure to fluctuations in interest rates and electricity prices. The following tables present the amounts that are recorded in the Company’s consolidated balance sheets as of December 31, 2014, 2013 and 2012 (in thousands):

Undesignated Derivative Instruments Classified as Assets (Liabilities):

				As of		Year ended
				Fair Market Value		YTD Gain (Loss)
Derivative Type	Project	Quantity	Maturity Dates	Current Portion	Long-Term Portion	Recognized into Income
December 31, 2014
Interest rate swaps	Ocotillo	6	6/30/2030	$(3,403)	$2,523	$(11,339)
Interest rate cap	Gulf Wind	1	12/31/2024	—	352	(329)
Energy derivative	Gulf Wind	1	4/30/2019	18,506	45,969	(3,878)

				$15,103	$48,844	$(15,546)

December 31, 2013
Interest rate swaps	Ocotillo	6	6/30/2030	$(3,899)	$14,358	$15,367
Interest rate cap	Gulf Wind	1	12/31/2024	—	681	234
Energy derivative	Gulf Wind	1	4/30/2019	13,937	54,416	(11,272)

				$10,038	$69,455	$4,329

December 31, 2012
Interest rate swaps	Ocotillo	6	6/30/2030	$(1,980)	$(2,931)	$(4,909)
Interest rate cap	Gulf Wind	1	12/31/2024	—	447	(44)
Energy derivative	Gulf Wind	1	4/30/2019	17,177	62,448	(6,951)

				$15,197	$59,964	$(11,904)

Designated Derivative Instruments Classified as Assets (Liabilities):

				As of		Year ended
				Fair Market Value		YTD Gain (Loss)
Derivative Type	Project	Quantity	Maturity Dates	Current Portion	Long-Term Portion	Recognized in OCI
December 31, 2014
Interest rate swaps	Ocotillo	6	6/30/2033	$(1,917)	$525	$(8,912)
Interest rate swaps	El Arrayan	3	3/31/2032	(1,822)	(3,338)	(1,983)
Interest rate swaps	Gulf Wind	7	3/15/2020	(4,719)	(6,915)	1,094
Interest rate swaps	Spring Valley	2	6/28/2030	(4,446)	(7,214)	(9,869)

				$(12,904)	$(16,942)	$(19,670)

December 31, 2013
Interest rate swaps	Ocotillo	6	6/30/2033	$(2,105)	$9,625	$10,434
Interest rate swaps	Gulf Wind	7	3/15/2020	(5,289)	(7,439)	9,398
Interest rate swaps	Spring Valley	2	6/28/2030	(4,878)	3,087	17,043

				$(12,272)	$5,273	$36,875

December 31, 2012
Interest rate swaps	Ocotillo	6	6/30/2033	$(952)	$(1,962)	$(2,914)
Interest rate swaps	Gulf Wind	7	3/15/2020	(5,558)	(16,568)	(1,835)
Interest rate swaps	Spring Valley	2	6/28/2030	(4,972)	(13,865)	(6,421)

				$(11,482)	$(32,395)	$(11,170)

Gulf Wind

In 2010, Gulf Wind entered into interest rate swaps with each of its lenders to manage exposure to interest rate risk on its long-term debt. The interest rate swaps exchange variable interest rate payments for fixed interest rate payments that were approximately 6.6% for the years ended December 31, 2014, 2013 and 2012. The fixed interest rate is set at 6.6% for years two through eight and 7.1% and 7.6% for the last two years of the loan term, respectively. The interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. No ineffectiveness was recorded for the years ended December 31, 2014, 2013 and 2012. The Company reclassified $5.5 million, $5.7 million and $5.7 million related to cash settlements into earnings from accumulated other comprehensive loss during the years ended December 31, 2014, 2013 and 2012, respectively.

In 2010, Gulf Wind also entered into an interest rate cap to manage exposure to future interest rates when its long-term debt is expected to be refinanced at the end of the ten-year term. The cap protects the Company if future interest rates exceed approximately 6.0%. The cap has an effective date of March 31, 2020, terminates on December 31, 2024, and has a notional amount of $42.1 million which reduced quarterly during its term. The cap is a derivative but does not qualify for hedge accounting and has not been designated. The Company recognized unrealized (losses) gains of ($0.3) million, $0.2 million and $0 for the years ended December 31, 2014, 2013 and 2012, respectively, in unrealized (loss) gain on derivatives in the consolidated statements of operations. The derivative instrument’s asset value as of December 31, 2014, 2013 and 2012, was approximately $0.4 million, $0.7 million and $0.4 million, respectively.

In 2010, Gulf Wind acquired an energy derivative instrument to manage its exposure to variable electricity prices. The energy price swap fixes the price of approximately 58% of its electricity generation through April 2019. The energy derivative instrument is a derivative but did not meet the criteria required to adopt hedge accounting. The energy derivative instrument’s fair value as of December 31, 2014, 2013 and 2012 was $64.5 million, $68.4 million and $79.6 million, respectively. Gulf Wind recognized unrealized losses of $3.9 million, $11.3 million, and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, reported in unrealized loss on energy derivative in the consolidated statements of operations.

Spring Valley

In 2011, Spring Valley entered into interest rate swaps with its lenders to manage exposure to interest rate risk on its long-term debt. The interest rate swaps exchange variable interest rate payments for fixed interest rate payments of approximately 5.5% for the first four years of its term debt and increases by 0.25% every four years, thereafter. The interest rate swaps qualified for hedge accounting and were designated as cash flow hedges. No ineffectiveness was recorded for the years ended December 31, 2014, 2013 and 2012. The Company reclassified $5.0 million, $5.1 million and $0 related to cash settlements into earnings from accumulated other comprehensive loss during the years ended December 31, 2014, 2013 and 2012, respectively.

Ocotillo

In October 2012, Ocotillo entered into interest rate swaps with its lenders to manage exposure to interest rate risk on its long-term debt. The interest rate swaps exchange variable interest rate payments for fixed interest rate payments of approximately 2.5% and 2.2% for the development bank term loans and the commercial bank term loans, respectively. The interest rate swaps for the development bank loans qualify for hedge accounting and were designated as cash flow hedges. No ineffectiveness was recorded for the years ended December 31, 2014, 2013 and 2012. The Company reclassified $2.2 million, $1.1 million and $0 into earnings from accumulated other comprehensive (loss) income, for the years ended December 31, 2014, 2013 and 2012, respectively, as quarterly hedge payments occur. The interest rate swaps for the commercial bank loans are undesignated derivatives that are used to mitigate exposure to variable interest rate debt. The Company recognized unrealized

(losses) gains of ($11.3) million, $15.4 million and ($4.9) million for the years ended December 31, 2014, 2013 and 2012, respectively, in unrealized (loss) gain on derivatives in the consolidated statements of operations.

El Arrayán

In May 2012, El Arrayán entered into three interest rate swap agreements with its lenders to manage exposure to interest rate risk on its long term debt. The interest rate swaps exchange variable interest rate payments for fixed interest rate payments of approximately 3.4% for the first two years of its term debt and subsequently increased to 5.8%, and increases by 0.25% on every fourth anniversary of the closing date, thereafter. The interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. No ineffectiveness was recorded for the year ended December 31, 2014. The Company reclassified $1.1 million, $0, and $0 related to cash settlements into earnings from accumulated other comprehensive loss, net of tax impact of $0.4 million, $0, and $0 during the years ended December 31, 2014, 2013 and 2012, respectively.

11.	Accumulated Other Comprehensive (Loss) Income

The following table summarizes changes in the accumulated other comprehensive (loss) income balance by component:

		Effective Portion of	Proportionate
	Foreign	Change in Fair Value	Share of Equity
	Currency	of Derivatives	Investee’s OCI	Total
Balances at January 1, 2012	$(2,903)	$(32,707)	$—	$(35,610)
Net current period other comprehensive income (loss)	2,749	(11,170)	(1,475)	(9,896)

Balances at December 31, 2012	(154)	(43,877)	(1,475)	(45,506)
Net current period other comprehensive (loss) income	(8,309)	36,875	2,473	31,039
Grand acquisition	—	—	(2,910)	(2,910)

Balances at December 31, 2013	(8,463)	(7,002)	(1,912)	(17,377)
Net current period other comprehensive (loss) income	(10,875)	(19,670)	(5,991)	(36,536)

Balances at December 31, 2014	$(19,338)	$(26,672)	$(7,903)	$(53,913)

12.	Fair Value Measurements

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

Short-term Financial Instruments

Short-term financial instruments consist principally of cash, cash equivalents, accounts receivable, accounts payable, other accrued liabilities and contingent liabilities. Based on the nature and short maturity of these instruments their fair value is approximated using carrying cost and they are presented in the Company’s financial statements at carrying cost. The fair values of cash, cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy. The fair values of accounts receivable, accounts payable, other accrued liabilities and contingent liabilities are classified as Level 2 in the fair value hierarchy.

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company’s financial assets and (liabilities) which require fair value measurement on a recurring basis are classified within the fair value hierarchy as follows (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2014
Interest rate swaps	$—	$(30,726)	$—	$(30,726)
Interest rate cap	—	352	—	352
Energy derivative	—	—	64,475	64,475

	$—	$(30,374)	$64,475	$34,101

December 31, 2013
Interest rate swaps	$—	$3,460	$—	$3,460
Interest rate cap	—	681	—	681
Energy derivative	—	—	68,353	68,353

	$—	$4,141	$68,353	$72,494

Level 2 Inputs

Derivative instruments subject to re-measurement are presented in the financial statements at fair value. The interest rate swaps and interest rate cap were valued by discounting the net cash flows using the forward LIBOR curve with the valuations adjusted by the Company’s credit default hedge rate. There were no transfers between Level 1 and Level 2 during the periods presented.

Level 3 Inputs

The fair value of the contingent liabilities is based upon the time of realization and the probability of the contingent event. An unobservable discount rate of 7% is used to determine the present value of the contractual liabilities and an unobservable probability factor of 75% was assigned to the contingent event prior to realization after considering contract terms, land rights, interconnect network, and environmental permits. The significant primary unobservable input used for contingent liabilities is the probability factor. Significant increases or decreases in this unobservable input would result in a significantly lower or higher fair value measurement.

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

The following table presents a reconciliation of contingent liabilities and the energy derivative contract measured at fair value, in thousands, on a recurring basis using significant unobservable inputs for the years ended December 31, 2014, 2013 and 2012, respectively. There were no transfers between Level 2 and Level 3 during the periods presented.

	Contingent Liabilities	Energy Derivative	Total
Balance at December 31, 2011	$(5,986)	$86,577	$80,591
Settlements	—	(19,644)	(19,644)
Change in fair value, net of settlements	(2,015)	12,692	10,677

Balances at December 31, 2012	(8,001)	79,625	71,624
Settlements	8,001	(16,798)	(8,797)
Change in fair value, net of settlements	—	5,526	5,526

Balances at December 31, 2013	—	68,353	68,353
Settlements	—	(13,524)	(13,524)
Change in fair value, net of settlements	—	9,646	9,646

Balances at December 31, 2014	$—	$64,475	$64,475

During the years ended December 31, 2014, 2013 and 2012, the Company recognized unrealized losses on energy derivative of $3.9 million, $11.3 million, and $7.0 million, respectively.

Financial Instruments not Measured at Fair Value

The following table presents the carrying amount and fair value, in thousands, and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets as of December 31, 2014 and 2013, but for which fair value is disclosed.

	As reflected on the balance sheet	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2014
Long-term debt, including current portion	$1,450,613	$—	$1,416,744	$—	$1,416,744

December 31, 2013
Long-term debt, including current portion	$1,249,218	$—	$1,165,119	$—	$1,165,119

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

13.	Income Taxes

The following table presents significant components of the provision for income taxes (in thousands):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	182	—	—

Total current expense (benefit)	182	—	—
Deferred:
Federal	—	2,961	—
State	—	—	—
Foreign	2,954	1,585	(3,604)

Total deferred expense (benefit)	2,954	4,546	(3,604)

Total provision for income taxes	$3,136	$4,546	$(3,604)

The following table presents the domestic and foreign components of net income (loss) before income tax (benefit) expense (in thousands):

	Year ended December 31,
	2014	2013	2012
U.S.	$(34,788)	$4,022	$(17,810)
Foreign	(2,075)	10,596	830

Total	$(36,863)	$14,618	$(16,980)

The following table presents a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate, as a percentage of income before taxes for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Computed tax at statutory rate	35.0%	35.0%	35.0%
Book/tax basis difference	—	—	27.2%
Partnership income not subject to taxes	—	—	(40.9%)
Adjustment for income in non-taxable entities allocable to noncontrolling interest	(7.6%)	16.5%	—
Foreign rate differential	—	—	—
Tax rate differential on pre-tax book income, other	5.6%	2.1%	—
Local tax on branch profits/(losses)—Puerto Rico	1.6%	13.1%	—
Permanent book/tax differences (domestic only)	(0.1%)	(2.2%)	—
Valuation Allowance	(33.4%)	187.2%	—
Deferred tax liability on Chilean shareholder liability due to tax regime change	(3.6%)	—	—
Change in tax rate due to change in Chilean tax regime	(6.2%)	—	—
Other	0.1%	3.1%	—
ARRA Section 1603 grant-basis reduction deferred tax assets	—	(223.7%)	—

Effective income tax rate	(8.6%)	31.1%	21.3%

The following table presents significant components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	2012
Deferred tax assets/(liabilities)—current:
Accruals, prepaids and other current deferred tax assets and liabilities	$(344)	$2,399	$—
Basis difference in derivatives	4,779	2,835	—

Total gross deferred tax assets/(liabilities)	4,435	5,234	—
Less: valuation allowance	(4,266)	(4,661)	—

Total net deferred tax assets/(liabilities)—current	$169	$573	$—

Deferred tax assets/(liabilities)—non-current:
Property, plant and equipment	$(104,767)	$(36,548)	$(47,894)
Basis difference in foreign subsidiaries	37,626	40,097	—
Partnership interest	994	(4,917)	—
Lease Hatchet Ridge	28,044	29,314	—
Asset retirement obligation	5,216	4,649	—
Equity method	—	3,794	—
Unrealized loss on derivatives	—	(5,830)	—
Other temp differences	256	—
Net operating loss carryforwards	130,248	61,441	45,302
Other non current deferred tax assets and liabilities	(5,081)	(4,595)	(690)
Change in tax status	—	—	4,599
Accruals not currently deductible	—	—	443

Total gross deferred tax assets/(liabilities)—non-current	92,536	87,405	1,760
Less: valuation allowance	(107,480)	(95,318)	(482)

Total net deferred tax assets/(liabilities)—non-current	$(14,944)	$(7,913)	$1,278

Total net deferred tax assets/(liabilities)	$(14,775)	$(7,340)	$1,278

The deferred tax assets and deferred tax liabilities resulted primarily from temporary differences between book and tax basis of assets and liabilities. The Company regularly assesses the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of the deferred tax assets. Should the Company determine that future realization of the tax benefits is not more likely than not, additional valuation allowance would be established which would increase the Company’s tax provision in the period of such determination. The net deferred tax assets and net deferred tax liabilities as of December 31, 2014 and 2013 are attributed primarily to the Company’s Canadian, Puerto Rican and Chilean entities. The net change in valuation allowance increased by $11.8 million and $99.5 million during the years ended December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014, the Company had U.S federal and state net operating loss carryforwards in the amount of $225.6 million and $25.5 million, respectively. These net operating loss carryforwards are available to reduce future taxable income and will begin to expire commencing in 2032 for federal and state purposes.

Internal Revenue Code Section 382 places a limitation ( the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) and credit carryforwards, as well as built-in loss items, after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company did not have any historic U.S. net operating losses prior to October 2, 2013 except for net operating losses from its Puerto Rico entity which may be subject to Section 382 limitation.

The Company experienced a change in ownership on May 14, 2014. As a result, the Company’s NOL carryforwards and credits generated through the date of change are subject to an annual limitation under Section 382. Accordingly, if the Company generates sufficient taxable income, the NOL carryforwards or credits prior to the change in ownership are not expected to expire unutilized due to the Section 382 Limitation as of May 14, 2014.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2014, the Company does not have any unrecognized tax benefits and does not have any tax positions for which it is reasonably possible that the amount of gross unrecognized tax benefits will increase or decrease within 12 months after the year ended December 31, 2014.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and foreign jurisdictions for its Canadian, Chilean and Puerto Rican operations. The Company’s U.S. and foreign income tax returns for 2010 and forward are subject to examination.

The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. The Company did not incur any interest expense or penalties associated with unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012.

The Company has not established deferred income taxes with respect to $7.6 million of undistributed earnings of its Chilean subsidiary, since any U.S. income tax liability would be offset in whole by allowable tax credits deriving from income taxes paid to that foreign jurisdiction.

The Company operates under a tax holiday in Puerto Rico which enacted a special tax rate of 4% for business dedicated to the production of energy for consumption through the use of renewal sources. Act No. 73 of 2008, as amended, known as the “Economic Incentives for the Development of Puerto Rico Act” (the “Act”), promotes the development of green energy projects through economic incentives to reduce the island’s dependency on oil. The Act provides for a 4% flat income tax rate on green energy income (“GEI”) in lieu of any income tax imposed by the Puerto Rico Code for a 15 year period and is scheduled to terminate on December 31, 2026. The impact of the tax holiday decreased foreign deferred tax expense by $2.1 million for 2014. The impact of the tax holiday on net income per share of Class A common stock- basic and diluted and Class B common stock- basic and diluted were $0.0502 and $0.1368, respectively.

14.	Stockholders’ Equity

Common Stock

Below is a summary of the rights and preferences of the Company’s Class A and Class B common stock as of December 31, 2014 and 2013. The Company’s Class B common stock converted on a one-to-one basis into Class A common stock on December 31, 2014.

Voting Rights

Holders of the Company’s Class A common stock and Class B common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and will vote as a single class under all circumstances, unless otherwise required by law. Shares held by Pattern Development are entitled to certain approval rights if Pattern Development beneficially owns not less than thirty-three and one-third percent of the Company’s outstanding common stock, pursuant to the Shareholder Approval Rights Agreement between the Company and Pattern Development dated October 2, 2013.

Dividend Rights

Holders of Class A common stock are eligible to receive dividends on common stock held when funds are available and as approved by the Board of Directors. The Class B common stock converted after the determination of holders of record of Class A common stock, following the close of trading on December 31, 2014. On October 29, 2014, the Company declared its fourth quarter 2014 dividend, payable on January 30, 2015, to holders of record on December 31, 2014, in the amount of $0.335 per Class A common stock, which represents $1.34 on an annualized basis.

Liquidation Rights

In the event of any liquidation, dissolution or winding-up of the Company, holders of Class A common stock will be entitled to share ratably in the Company’s assets that remain after payment or provision for payment of all of its debts and obligations and after liquidation payments to holders of outstanding shares of preferred stock, if any.

Preferred Stock

The Company has 100,000,000 shares of authorized preferred stock issuable in one or more series. The Company’s Board of Directors is authorized to determine the designation, powers, preferences and relative, participating, optional or other special rights of any such series. As of December 31, 2014 and 2013, there was no preferred stock issued and outstanding.

Conversion

Upon the later of December 31, 2014 and the date on which its South Kent project achieves commercial operations (“Conversion Event”), all of the outstanding Class B common stock automatically convert, on a one-for-one basis, into Class A shares. There are no other conversion rights attached to Class B common stock. The Company’s South Kent project achieved commercial operations on March 28, 2014 and as a result, the Company’s Class B common stock converted into Class A common stock on December 31, 2014.

Class B Common Stock—Beneficial Conversion Feature

The contingency on the conversion of the Class B common stock was removed when the South Kent project achieved commercial operations on March 28, 2014. The removal of this contingency resulted in the recognition of a beneficial conversion feature in the Company’s additional paid-in capital account. The beneficial conversion feature represents the intrinsic value of the conversion feature, which is measured as the difference between the fair value of Class B common stock and the fair value of Class A common stock, into which the Class B common stock is convertible, as of October 2, 2013, which is the date of the Company’s initial public offering. The beneficial conversion feature is accreted on a straight-line basis from March 28, 2014 through December 31, 2014 into the Company’s additional paid-in capital account in the consolidated statements of stockholders’ equity, as there are no available retained earnings.

Noncontrolling Interests

The following table presents the noncontrolling interest balances, reported in stockholders’ equity in the consolidated balance sheets by project as of December 31, 2014 and 2013 (in thousands):

			Noncontrolling Ownership Percentage
	December 31,		December 31,
	2014	2013	2014	2013
Gulf Wind	$97,061	$99,794	60%	60%
El Arrayán	35,624	—	30%	N/A
Panhandle 1	205,333	—	21%	N/A
Panhandle 2	192,568	—	19%	N/A

Noncontrolling interest	$530,586	$99,794

15.	Equity Incentive Award Plan

In September 2013, the Company adopted the 2013 Equity Incentive Award Plan (“2013 Plan”), which permits the Company to issue 3,000,000 aggregate number of Class A common shares for equity awards including incentive and nonqualified stock options, restricted stock awards (“RSAs”) and restricted stock units to employees, directors and consultants. RSAs provide the holder with immediate voting rights, but are restricted in all other respects until released. Upon cessation of services to the Company, any unreleased RSAs will be cancelled. All unreleased RSAs accrue dividends and distributions, and are paid in cash upon release. During 2014, the Company granted 161,757 RSAs to certain employees and 16,332 RSAs to certain directors. As of December 31, 2014, 2,292,642 aggregate number of Class A shares were available for issuance under the 2013 Plan.

Stock-Based Compensation

The Company accounts for stock-based compensation related to stock options granted to employees by estimating the fair value of the stock-based awards using the Black-Scholes option-pricing model. The fair value of the stock options granted is amortized over the applicable vesting period. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term, expected forfeiture rate and risk-free interest rates. The Company estimates expected volatility based on the historical volatility of comparable publicly traded companies for a period that is equal to the expected term of the options. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the ASC 718, Compensation—Stock Compensation, due to insufficient historical exercise history data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. As such, expected term of options represents the period of time that options granted are expected to be outstanding.

The stock-based compensation expense related to stock options and RSAs is recorded as a component of general and administrative expenses in the Company’s consolidated statements of operations and totaled $4.1 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively.

Stock Options

For the years ended December 31, 2014 and 2013, the fair value of employee stock options was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Year ended December 31,
	2014	2013
Stock options:
Risk-free interest rate	1.68%	1.68%
Expected life (in years)	5.8	5.8
Expected volatility	36%	36%
Expected dividend yield	5.7	5.7

The following table summarizes stock option activity under the 2013 Plan for the year ended December 31, 2014:

			Weighted Average
			Remaining
	Number of Options	Weighted Average	Contractual Life	Aggregate
	Outstanding	Exercise Price	(in years)	Instrinsic Value
Outstanding at December 31, 2013	444,823	$22.00
Exercised	(14,861)	22.00		$108,191

Outstanding at December 31, 2014	429,962	$22.00	8.8	$1,143,699

Exercisable at December 31, 2014	170,434	$22.00	8.8	$453,354

Vested and expected to vest as of December 31, 2014	429,962	$22.00	8.8	$1,143,699

The aggregate intrinsic value of options exercised was $0.1 million and $0 for the years ended December 31, 2014 and 2013. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received from employees as a result of employee stock option exercises during fiscal year 2014 was $0.3 million. No employee stock options were exercised during the year ended December 31, 2013.

As of December 31, 2014 the total unrecorded stock-based compensation expense for unvested stock options shares was $1.1 million, which is expected to be amortized over a weighted-average period of 1.8 years.

Restricted Stock Awards

The Company measures the fair value of RSAs at the grant date and accounts for stock-based compensation by amortizing the fair value on a straight line basis over the related vesting period.

The following table summarizes restricted stock awards activity under the 2013 Plan for the year ended December 31, 2014:

		Weighted Average	Aggregate
	Number of RSAs	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Balance at December 31, 2013	76,262	22.53
Granted	178,089	27.54
Released	(81,914)	26.64
Forfeited	(2,174)	27.03
Repurchased for employee tax withholding	(24,531)	26.44

Balance at December 31, 2014	145,732	$25.62	$3,593,751

For the years ended December 31, 2014 and 2013, the total fair value of restricted stock awards released was $2.9 million and $0.2 million, based on the weighted average grant date fair values of $26.64 and $24.15 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the total unrecorded stock-based compensation expense for unreleased restricted stock awards was $3.1 million, which is expected to be amortized over a weighted-average period of 1.8 years.

Restricted Stock Awards that contain Performance Conditions

During the year ended December 31, 2014, the Company recorded compensation expense of $0.6 million related to restricted stock awards, granted in March 2014, that will be released to senior management personnel once performance conditions have been met. These awards include 27,717 shares of restricted stock, with a weighted average grant date fair value of $27.03 that will be released if the Company reaches its cash available for distribution target as of December 31, 2014. On December 31, 2014, the performance condition was met.

As of December 31, 2014, there were no unvested restricted stock awards that contain performance conditions.

16.	Earnings Per Share

The Company computes earnings (loss) per share (“EPS”) for Class A and Class B common stock using the two-class method. The Company computes diluted EPS for Class A and Class B common stock using either the two-class method or the if-converted method, whichever is more dilutive. Class B common stock was converted to Class A common stock on a one-to-one basis on December 31, 2014. The computation of diluted EPS of Class A common stock included the impact of the conversion of the Class B common stock, if dilutive for Class A common stock, using the two class method or the if-converted method, whichever was more dilutive. The rights, including voting and liquidation rights, of the holders of the Class A and Class B common stock were identical, except with respect to dividends, as the Class B common stock were not entitled to dividends.

Basic EPS is computed for each class of common stock by allocating net income attributable to controlling interest to Class A common stock for dividends declared or accumulated during the current period that must be paid for the current period, and to Class B common stock for deemed dividends representing accretion from the beneficial conversion feature. Net loss attributable to common stockholders is allocated to Class A and Class B common stock proportionally, as if all of the losses for the period have been distributed. Net income attributable to common stockholders is allocated only to Class A common stock because Class B common stock is not entitled to receive distributions.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Year ended December 31,
	2014	2013
Numerator for basic and diluted earnings (loss) per share:
Net loss attributable to controlling interest	$(31,290)	$(13,336)
Less: dividends declared	(56,976)	(11,103)
Less: deemed dividends	(21,901)	—

Undistributed loss	$(110,167)	$(24,439)
Denominator for basic and diluted loss per share:
Weighted average number of shares:
Class A common stock—basic	42,361,959	35,448,056
Add dilutive effect of:
Stock options	52,915	14,462
Restricted stock awards	27,401	38,131
Class B common stock	15,555,000	15,555,000

Class A common stock—fully diluted	57,997,275	51,055,649
Less: antidilutive securities
Stock options	(52,915)	(14,462)
Restricted stock awards	(27,401)	(38,131)
Class B common stock	(15,555,000)	(15,555,000)

Class A common stock—diluted (excluding antidilutive securities)	42,361,959	35,448,056
Class B common stock—basic and diluted	15,555,000	15,555,000
Calculation of basic and diluted earnings (loss) per share:
Class A common stock:
Dividends	$1.34	$0.31
Undistributed loss	(1.90)	(0.48)

Basic loss per share	$(0.56)	$(0.17)

Class A common stock:
Diluted loss per share	$(0.56)	$(0.17)

Class B common stock:
Deemed dividends	$1.41	$—
Undistributed loss	(1.90)	(0.48)

Basic and diluted loss per share	$(0.49)	$(0.48)

Cash dividends declared per Class A common share	$1.30	$0.31

Deemed dividends per Class B common share	$1.41	$—

17.	Geographic Information

The table below provides information, by country, about the Company’s consolidated operations. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located (in thousands):

	Revenue			Property, Plant and Equipment, net
	Year ended December 31,			December 31,
	2014	2013	2012	2014	2013
United States	$201,408	$161,505	$73,089	$1,784,219	$1,210,319
Canada	46,593	40,068	41,439	233,690	265,823
Chile	17,492	—	—	332,947	—

Total	$265,493	$201,573	$114,528	$2,350,856	$1,476,142

18.	Commitments, Contingencies and Warranties

From time to time, the Company has become involved in claims and legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Power Purchase Agreements

The Company has various PPAs that terminate from 2025 to 2039. The terms of the PPAs generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the respective PPAs. As of December 31, 2014, under the terms of the PPAs, the Company issued irrevocable letters of credit totaling $57.2 million to ensure its performance for the duration of the PPAs.

Project Finance Agreements

The Company has various project finance agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of December 31, 2014, the Company issued irrevocable letters of credit totaling $107.1 million, of which $45.1 million was from the Company’s revolving credit facility, to ensure performance under these various project finance agreements.

Land Leases

The Company has entered into various long-term land leases. Rent expense, included in project expense in the consolidated statements of operations, was $8.8 million, $6.1 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The future minimum payments related to these leases as of December 31, 2014, are as follows (in thousands):

For the year ending December 31,
2015	$5,971
2016	5,406
2017	5,412
2018	5,418
2019	5,425
Thereafter	141,443

Total	$169,075

Service and Maintenance Agreements

The Company has entered into service and maintenance agreements with third party contractors to provide operations and maintenance services, modifications and upgrades for varying periods over the next twelve years. As of December 31, 2014, outstanding commitments with these vendors were $353.4 million, payable over the full term of these agreements.

The following table presents operations and maintenance commitments over the next five years (in thousands):

For the year ending December 31,
2015	$40,118
2016	44,583
2017	44,387
2018	38,746
2019	36,707
Thereafter	148,872

Total	$353,413

Purchase, Construction and Other Commitments

The Company has entered into various commitments with service providers related to the Company’s projects and operations of its business. Outstanding commitments with these vendors, excluding operations and maintenance commitments were $16.7 million, as of December 31, 2014. The Company also has construction-related open commitments of $171.0 million as of December 31, 2014. In addition, the Company has a commitment to purchase $6.3 million of wind turbine spare parts from a third party contractor under a maintenance and service agreement.

The Company has total commitments of $6.7 million over approximately the next 20 years to local community and government organizations surrounding certain wind farms.

Turbine Availability Warranties

The Company has various turbine availability warranties from its turbine manufacturers. Pursuant to these warranties, if a turbine operates at less than minimum availability during the warranty period, the turbine manufacturer is obligated to pay, as liquidated damages, a fee for each percent that the turbine operates below the minimum availability threshold. In addition, pursuant to certain of these warranties, if a turbine operates at more than a specified availability during the warranty period, the Company has an obligation to pay a bonus to the turbine manufacturer. As of December 31, 2014 and 2013, the Company did not record a contingent liability associated with bonuses to the turbine manufacturers.

In 2013, the Company entered into warranty settlements with a turbine manufacturer for blade related wind turbine outages. The warranty settlements provide for total liquidated damage payments of approximately $21.9 million for the year ended December 31, 2013. During the year ended December 31, 2013, the Company received payments of $24.1 million, in connection with these warranty settlements. As of December 31, 2014 and 2013, the Company recorded $0.6 million and $2.2 million, respectively, in accrued liability, representing the maximum future refund of liquidated damage payments to the turbine manufacturer. The warranty settlements received, net of the maximum potential future refund to the wind turbine manufacturer were recorded as other revenue in the consolidated statements of operations.

Long-Term Service Guarantees

The Company has service guarantees from its turbine service and maintenance providers. These service guarantees are associated with long-term turbine service arrangements which commenced on various dates in 2014 and will commence on various dates in 2015 for certain wind projects. Pursuant to these guarantees, if a turbine operates at less than minimum availability during the guarantee period, the service provider is obligated to pay, as liquidated damages, a fee for each percent that the turbine operates below the minimum availability threshold. In addition, pursuant to certain of these guarantees, if a turbine operates at more than a specified availability during the guarantee period, the Company has an obligation to pay a bonus to the service provider. As of December 31, 2014, the Company recorded liabilities of $0.2 million associated with bonuses to service providers.

Contingent Liabilities

In 2014, the Company recorded a contingent obligation, payable to a third party, related to the acquisition of Logan’s Gap. Pursuant to the agreement, the Company is obligated to pay an additional $4.0 million upon the earlier of commercial operations or tax equity funding, which is expected to occur in the fourth quarter of 2015.

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

The table below presents allocated costs prior to October 2, 2013 and net bilateral management service cost reimbursements on and after October 2, 2013 included in the consolidated statements of operations (in thousands):

	December 31,
	2014	2013	2012
Project expense	$—	$1,995	$1,998
Related party general and administrative	5,787	8,169	10,604
Related party income	(2,612)	(665)	—
Other income, net	—	(551)	(210)

Total	$3,175	$8,948	$12,392

Prior to the Contribution Transactions, the Company had purchase arrangements with Pattern Development under which the latter purchased various services and supplies on behalf of the Company and received reimbursement for these purchases. As of December 31, 2014 and 2013, the net amounts payable to Pattern Development for these purchases were $0.8 million and $1.2 million, respectively. In addition, the Company recorded a receivable of $0.1 million and $0 for the years ended December 31, 2014 and 2013, respectively, for IPO cost reimbursements due from Pattern Development.

Letters of credit, indemnities and guarantees

Pattern Development provided letters of credit that secure the Company’s obligations under PPAs and interconnection agreements. There were no letters of credit outstanding as of December 31, 2014 and 2013, respectively.

Pattern Development agreed to guarantee $14.0 million of El Arrayán’s payment obligations to a lender that has provided a $20 million credit facility for financing of El Arrayán’s recoverable, construction-period value added tax payments. The remaining $6.0 million of the credit facility has been guaranteed by another investor in El Arrayán.

Purchase and Sales Agreements

On December 20, 2013, the Company acquired a 45.0% equity interest in Grand from Pattern Development. Subject to the terms of this agreement, the Company may make an additional contingent payment of up to C$5.0 million, or $4.3 million based on the exchange rate as of December 31, 2014, as calculated based on final budget to actual amounts and distributions payable to Pattern Development upon term conversion.

On June 25, 2014, the Company acquired a 100% equity interest in AEI El Arrayán, an entity holding a 38.5% indirect interest in El Arrayán, for a total purchase price of approximately $45.3 million. The Company owned a 31.5% indirect interest in El Arrayán prior to acquiring the additional 38.5% interest in order to obtain majority control, or 70% interest, in the project. El Arrayán is a 115 MW wind power project, located in Ovalle, Chile.

On June 30, 2014, the Company acquired 100% of the Class B membership interests in the Panhandle 1 wind project, representing a 79% initial ownership interest in the project’s distributable cash flow, through the acquisition of Panhandle Wind Holdings LLC, from Pattern Development, for a purchase price of approximately $124.4 million. This represents a 172 MW interest in the 218 MW wind project, located in Carson County, Texas.

On September 5, 2014, the Company exercised its right to acquire the name “Pattern” and the Pattern logo from Pattern Development pursuant to a Service Mark Purchase and Sale Agreement for a purchase price of $1. The Company granted to Pattern Development a license to use the name “Pattern” and the Pattern logo.

On November 10, 2014, the Company completed its acquisition of 100% of the Class B membership interests in the Panhandle 2 wind project, representing a 81% initial ownership interest in the project’s distributable cash flow, through the acquisition of Panhandle B Member 2, from Pattern Development, for a purchase price of approximately $123.8 million, which includes debt assumed of $195.4 million that was repaid immediately after acquisition. This represents a 147 MW interest in the 182 MW wind project, located in Carson County, Texas.

On December 19, 2014, the Company acquired 100% of the membership interests in Logan’s Gap from Pattern Development, for a purchase price of approximately $15.1 million. In connection with the acquisition, as of December 31, 2014, the Company has a related party payable of $5.0 million to Pattern Development. In addition, the Company has a contingent payment of up to $4.0 million to an unrelated third party at the earlier of (a) commercial operations or (b) tax equity funding. Logan’s Gap is a 164 MW wind project located in Comanche County, Texas.

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

Management fees

The Company provides operations and management services and receives a fee for such services under agreements with its joint venture investees, South Kent, Grand and, prior to its acquisition on June 25, 2014, El Arrayán. Management fees of $3.3 million and $0.9 million were recorded as related party revenue in the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively and a related party receivable of $0.7 million and $0.2 million were recorded in the consolidated balance sheet as of December 31, 2014 and 2013, respectively. The Company eliminates the intercompany profit from management fees related to its ownership interest in South Kent and Grand. Management fees related to El Arrayán, earned subsequent to June 25, 2014, are eliminated upon consolidation.

Employee Savings Plan

The Company participates in a 401(k) plan sponsored and maintained by Pattern Development, established on August 3, 2009 and restated on October 3, 2013. The Company also sponsors a Canadian Registered Retirement Savings Plan (“RRSP”), established on October 2, 2013. Participants in the plans are allowed to defer a portion of their compensation, not to exceed the respective Internal Revenue Service (IRS) or Canada Revenue Agency (CRA) annual allowance contribution guidelines, and are 100% vested in their respective deferrals and earnings. Participants may choose from a variety of investment options. The Company contributes 5% of base compensation to each employee’s 401(k) or RRSP account, up to the annual compensation limit. For the years ended December 31, 2014 and 2013, the Company contributed $0.3 million and $0.1 million, respectively, which was recorded in the consolidated statements of operations as either general and administrative expense or cost of revenue. No such contributions were made during the year ended December 31, 2012.

20.	Selected Quarterly Financial Data (Unaudited)

The following tables summarize the Company’s unaudited quarterly consolidated statements of operations for each of the eight quarters in the two year period ended December 31, 2014. The quarterly consolidated statements of operations data were prepared on a basis consistent with the audited consolidated financial statements included in Part III, Item 14, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Quarterly financial data in thousands, except per share data:

	Three months ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$79,418	$71,519	$65,007	$49,549
Gross profit	$26,311	$17,669	$27,023	$12,298
Net (loss) income	$(15,986)	$(9,281)	$7,167	$(21,899)
Net (loss) income attributable to noncontrolling interest	$4,406	$(2,073)	$(4,032)	$(7,010)
Net (loss) income attributable to controlling interest	$(20,392)	$(7,208)	$11,199	$(14,889)
Basic (loss) earnings per share—Class A	$(0.36)	$(0.15)	$0.17	$(0.20)
Diluted (loss) earnings per share—Class A	$(0.36)	$(0.15)	$0.16	$(0.29)
Basic and diluted earnings (loss) per share—Class B	$(0.23)	$(0.02)	$0.28	$(0.51)
Cash dividends declared per Class A common share	$0.34	$0.33	$0.32	$0.31
Deemed dividends on Class B common shares	$0.46	$0.46	$0.48	$—

	Three months ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$41,767	$57,257	$58,712	$43,837
Gross profit	$4,729	$21,471	$26,222	$8,294
Net (loss) income	$(19,376)	$4,244	$43,988	$(18,784)
Net (loss) income attributable to noncontrolling interest	$(6,197)	$3,248	$(359)	$(3,579)
Net (loss) income attributable to controlling interest	$(13,179)	$996	$44,347	$(15,205)
Basic and diluted loss per share—Class A	$(0.17)	N/A	N/A	N/A
Basic and diluted loss per share—Class B	$(0.48)	N/A	N/A	N/A

In connection with the preparation of the consolidated financial statements for the periods ended September 30, 2014, June 30, 2014 and March 31, 2014, errors in the reporting and computation and disclosure of earnings (loss) per share were identified.

For the three and nine month periods ended September 30, 2014, the Company determined it made an error in reporting the weighted average number of shares outstanding of Class A common stock which affected the earnings (loss) per share calculations reported.

The Company evaluated the materiality of this error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that this error, individually and in the aggregate, was immaterial to the three and nine months ended September 30, 2014. While the adjustment was immaterial, the Company has elected to revise the previously reported weighted average shares outstanding and basic and diluted earnings per share, for the three and nine months ended September 30, 2014.

For the three and six month periods ended June 30, 2014, the Company determined that the computation of earnings (loss) per share did not correctly consider the recognition of a beneficial conversion feature of the Class B common stock and the subsequent accretion of this beneficial conversion feature, as a result of the commencement of commercial operations at the Company’s South Kent project, on March 28, 2014. The recognition of this beneficial conversion feature and subsequent accretion had no net impact to the consolidated balance sheets, consolidated statement of stockholders’ equity or consolidated statements of cash flows, and no impact on net income in the consolidated statements of operations. However, the subsequent accretion of the beneficial conversion feature is considered a deemed dividend to the Class B common stockholders for the purposes of calculating net loss attributable to common stockholders and earnings (loss) per share. The deemed dividend does not represent a current or future distribution of the Company’s earnings.

For the three month period ended March 31, 2014, the Company determined that the computation and disclosure of Class A diluted earnings per share did not correctly consider that upon the commercial operation date of South Kent on March 28, 2014, the “if-converted” method of calculating diluted earnings (loss) per share would result in a more dilutive result than the previously applied “two-class” method of calculating diluted earnings (loss) per share. The more dilutive result of these two methods should have been reported on the Company’s consolidated statements of operations.

For each of the periods ended June 30, 2014 and March 31, 2014, the Company evaluated the materiality of the errors identified in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that the errors, individually and in the aggregate, were material and as a result, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, were restated to correct errors in the computation and disclosure of earnings (loss) per share.

The following table presents the basic and diluted earnings (loss) per share as previously reported and as revised for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014		Nine months ended September 30, 2014
	As Reported	As Revised	As Reported	As Revised
Numerator for basic and diluted earnings (loss) per share:
Net loss attributable to controlling interest	$(7,208)	$(7,208)	$(10,898)	$(10,898)
Less: cash dividends declared on Class A common shares	(15,258)	(15,258)	(41,395)	(41,395)
Less: deemed dividends on Class B common shares	(7,222)	(7,222)	(14,679)	(14,679)

Net loss attributable to common stockholders	$(29,688)	$(29,688)	$(66,972)	$(66,972)
Denominator for basic and diluted loss per share:
Weighted average number of shares:
Class A common stock—basic	40,980,989	46,317,932	38,342,998	41,022,962
Add dilutive effect of:
Stock options	133,197	133,197	112,252	112,252
Restricted stock awards	191,451	191,451	191,451	191,451
Class B common stock	15,555,000	15,555,000	15,555,000	15,555,000

Class A common stock—fully diluted	56,860,637	62,197,580	54,201,701	56,881,665
Less: antidilutive securities
Stock options	(133,197)	(133,197)	(112,252)	(112,252)
Restricted stock awards	(191,451)	(191,451)	(191,451)	(191,451)
Class B common stock	(15,555,000)	(15,555,000)	—	—

Class A common stock—diluted (excluding antidilutive securities)	40,980,989	46,317,932	53,897,998	56,577,962
Class B common stock—basic and diluted	15,555,000	15,555,000	15,555,000	15,555,000
Calculation of basic and diluted earnings (loss) per share:
Class A common stock:
Dividends	$0.37	$0.33	$1.08	$1.01
Undistributed loss	(0.53)	(0.48)	(1.24)	(1.18)

Basic loss per share	$(0.15)	$(0.15)	$(0.16)	$(0.17)

Class A common stock:
Diluted loss per share	$(0.15)	$(0.15)	$(0.20)	$(0.19)

Class B common stock:
Deemed dividends	$0.46	$0.46	$0.94	$0.94
Undistributed loss	(0.53)	(0.48)	(1.24)	(1.18)

Basic and diluted loss per share	$(0.06)	$(0.02)	$(0.30)	$(0.24)

Cash dividends declared per Class A common share	$0.33	$0.33	$0.96	$0.96

Deemed dividends per Class B common share	$0.46	$0.46	$0.94	$0.94

The following table presents the basic and diluted earnings (loss) per share as previously reported and as revised for the three and six months ended June 30, 2014:

	Three months ended June 30, 2014		Six months ended June 30, 2014
	As Reported	As Restated	As Reported	As Restated
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) attributable to controlling interest	$11,199	$11,199	$(3,690)	$(3,690)
Less: cash dividends declared on Class A common shares	(14,981)	(14,981)	(26,138)	(26,138)
Less: deemed dividends on Class B common shares	—	(7,457)	—	(7,457)

Net loss attributable to common stockholders	$(3,782)	$(11,239)	$(29,828)	$(37,285)
Denominator for earnings (loss) per share:
Weighted average number of shares:
Class A common stock—basic	41,174,697	41,174,697	38,331,595	38,331,595
Add dilutive effect of:
Stock options	107,979	107,979	100,814	100,814
Restricted stock awards	227,543	227,543	227,543	227,543
Class B common stock	15,555,000	15,555,000	15,555,000	15,555,000

Class A common stock—fully diluted	57,065,219	57,065,219	54,214,952	54,214,952
Less: antidilutive securities
Stock options	—	—	—	(100,814)
Restricted stock awards	—	—	—	(227,543)
Class B common stock	—	(15,555,000)	—	—

Class A common stock—diluted (excluding antidilutive securities)	57,065,219	41,510,219	54,214,952	53,886,595
Class B common stock—basic and diluted	15,555,000	15,555,000	15,555,000	15,555,000
Calculation of basic and diluted earnings (loss) per share:
Class A common stock:
Dividends	$0.36	$0.36	$0.68	$0.68
Undistributed loss	(0.07)	(0.20)	(0.55)	(0.69)

Basic earnings (loss) per share	$0.30	$0.17	$0.13	$(0.01)

Class A common stock:
Diluted earnings (loss) per share	$0.20	$0.16	$(0.07)	$(0.07)

Class B common stock:
Deemed dividends	$—	$0.48	$—	$0.48
Undistributed loss	(0.07)	(0.20)	(0.55)	(0.69)

Basic and diluted earnings (loss) per share	$(0.07)	$0.28	$(0.55)	$(0.21)

Cash dividends declared per Class A common share	$—	$0.32	$—	$0.63

Deemed dividends per Class B common share	$—	$0.48	$—	$0.48

The following table presents the basic and diluted earnings (loss) per share as previously reported and as revised for the three months ended March 31, 2014:

	Three months ended March 31, 2014
	As Reported	As Restated
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to controlling interest	$(14,889)	$(14,889)
Less: cash dividends declared on Class A common shares	(11,179)	(11,179)

Net loss attributable to common stockholders	$(26,068)	$(26,068)
Denominator for loss per share:
Weighted average number of shares:
Class A common stock—basic	35,533,166	35,533,166
Add dilutive effect of:
Stock options	95,219	95,219
Restricted stock awards	238,546	238,546
Class B common stock	15,555,000	15,555,000

Class A common stock—fully diluted	51,421,931	51,421,931
Less: antidilutive securities
Stock options	(95,219)	—
Restricted stock awards	(238,546)	—
Class B common stock	(15,555,000)	—

Class A common stock—diluted (excluding antidilutive securities)	35,533,166	51,421,931
Class B common stock—basic and diluted	15,555,000	15,555,000
Calculation of basic and diluted loss per share:
Class A common stock:
Dividends	$0.31	$0.31
Undistributed loss	(0.51)	(0.51)

Basic loss per share	$(0.20)	$(0.20)

Class A common stock:
Diluted loss per share	$(0.20)	$(0.29)

Class B common stock:

Basic and diluted loss per share	$(0.51)	$(0.51)

21.	Subsequent Events

On February 24, 2015, the Company approved an increased dividend for the first quarter 2015, payable on April 30, 2015, to holders of record on March 31, 2015, in the amount of $0.342 per Class A share, which represents $1.368 on an annualized basis. This represents a 2% increase from the fourth quarter 2014 dividend of $0.335.

On February 9, 2015, the Company completed an underwritten public offering of its Class A common stock. In total, 12,000,000 shares of the Company’s Class A common stock were sold. Of this amount, the Company issued and sold 7,000,000 shares of its Class A common stock and Pattern Development, the selling stockholder, sold 5,000,000 shares of its Class A common stock. The Company received net proceeds of approximately $196.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares sold by Pattern Development. As a result of the sale of shares by Pattern Development, its ownership interest in the Company decreased from 35% to 25% and it is no longer entitled to certain approval rights pursuant to the Shareholder Approval Rights Agreement dated October 2, 2013.

Schedule I—Condensed Parent-Company Financial Statements

Pattern Energy Group Inc.

Condensed Financial Information of Parent

Balance Sheets

(In thousands of U.S. dollars, except share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$34,772	$75,776
Related party receivable	1,982	1,000
Current deferred tax assets	307	—
Prepaid expenses and other current assets	4,484	446

Total current assets	41,545	77,222
Investments in subsidiaries	586,641	300,216
Investments in affiliates	29,079	107,055
Net deferred tax assets	147	573
Other assets	85	—

Total assets	$657,497	$485,066

Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities	$6,404	$4,513
Related party payable	757	667
Dividend payable	15,734	11,103
Current deferred tax liabilities	147	—

Total current liabilities	23,042	16,283
Net deferred tax liabilities	307	573

Total liabilities	23,349	16,856

Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 62,088,306 and 35,531,720 shares issued as of December 31, 2014 and 2013, respectively; 62,062,841 and 35,530,786 shares outstanding as of December 31, 2014 and 2013, respectively	621	355
Class B convertible common stock, $0.01 par value per share: 20,000,000 shares authorized; 0 and 15,555,000 shares issued as of December 31, 2014 and 2013, respectively; 0 and 15,555,000 outstanding as of December 31, 2014 and 2013, respectively	—	156
Additional paid-in capital	696,378	461,852
Capital	—	—
Accumulated (loss) income	(17,066)	14,224
Accumulated other comprehensive loss	(45,068)	(8,353)
Treasury stock, at cost; 25,465 and 934 shares of Class A common stock as of December 31, 2014 and 2013, respectively	(717)	(24)

Total equity	634,148	468,210

Total liabilities and equity	$657,497	$485,066

See accompanying notes to parent company financial statements

Pattern Energy Group Inc.

Condensed Financial Information of Parent

Statements of Operations and Comprehensive Income (Loss)

(In thousands of U.S. dollars)

	Year ended December 31,		October 17, 2012 (initial capitalization) to December 31, 2012
	2014	2013
Revenue	$—	$—	$—

Expenses	23,089	3,630	7

Operating loss	(23,089)	(3,630)	(7)

Other income (expense):
Equity in earnings (loss) from subsidiaries	18,064	12,641	(2,688)
Equity in (loss) earnings from affiliates	(25,295)	7,846	(40)
Related party income	2,612	665	—
Other expenses, net	(3,566)	(563)	—

Other (expense) income	(8,185)	20,589	(2,728)

Net (loss) income before income tax	(31,274)	16,959	(2,735)
Tax provision	16	—	—

Net (loss) income	(31,290)	16,959	(2,735)

Other comprehensive income (loss), net of tax
Proportionate share of subsidiaries’ other comprehensive (loss) income activity, net of tax benefit of $734, $0 and $0, respectively	(30,724)	23,478	1,876
Proportionate share of equity investee’s other comprehensive (loss) income activity, net of tax benefit (provision) of $1,855, ($615) and $302, respectively	(5,991)	2,473	—

Total other comprehensive (loss) income, net of tax	(36,715)	25,951	1,876

Comprehensive (loss) income	$(68,005)	$42,910	$(859)

See accompanying notes to parent company financial statements

Pattern Energy Group Inc.

Condensed Financial Information of Parent

Condensed Statements of Cash Flows

(In thousands of U.S. dollars)

	Year ended December 31,		October 17, 2012 (initial capitalization) to December 31, 2012
	2014	2013
Operating activities
Net (loss) income	$(31,290)	$16,959	$(2,735)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	4,105	511	—
Net loss on transactions	1,473	—	—
Equity in (earnings) loss from subsidiaries	(18,064)	(12,641)	2,688
Equity in loss (earnings) from affiliates	25,295	(7,846)	40
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,545)	(446)	—
Accounts payable and other accrued liabilities	1,999	93	7
Related party receivable/payable	(639)	(1,007)	—

Net cash used in operating activities	(20,666)	(4,377)	—

Investing activities
Distribution from subsidiaries	108,581	233,226	—
Contribution to subsidiaries	(362,533)	(172,130)	—

Net cash (used in) provided by investing activities	(253,952)	61,096	—

Financing activities
Proceeds from public offering, net of expenses	286,757	317,926	—
Proceeds from exercise of stock options	327	—	—
Repurchase of shares for employee tax withholding	(693)	(24)	—
Capital contributions—Pattern Development	—	32,678	1
Capital distributions—Pattern Development	—	(98,884)	—
Capital distributions—Contribution Transactions	—	(232,640)	—
Dividends paid	(52,344)	—	—
Payment for deferred equity issuance costs	(433)	—	—

Net cash provided by financing activities	233,614	19,056	1
Net change in cash and cash equivalents	(41,004)	75,775	1
Cash and cash equivalents at beginning of period	75,776	1	—

Cash and cash equivalents at end of period	$34,772	$75,776	$1

Schedule of non-cash activities
Investments in subsidiaries	$—	$—	$514,117

See accompanying notes to parent company financial statements

Pattern Energy Group Inc.

Note to Parent Company Financial Statements

Supplemental Notes

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed, standalone, financial statements of Pattern Energy Group Inc. (“parent company”) have been presented in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of the parent company exceed 25% of the consolidated net assets of the parent company and its subsidiaries. The condensed parent company financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the parent company’s consolidated financial statements and the accompanying notes thereto.

Investments

For purposes of these financial statements, the parent company’s wholly owned and majority owned subsidiaries are recorded based on its proportionate share of the subsidiaries’ assets. The parent company’s share of net income of its unconsolidated subsidiaries is included in income using the equity method.

South Kent Wind LP

Financial Statements

December 31, 2014, 2013 and 2012

(In thousands of Canadian Dollars)

South Kent Wind LP

February 12, 2015

Independent Auditor’s Report

To the Partners of

South Kent Wind LP

We have audited the accompanying balance sheets of South Kent Wind LP as of December 31, 2014 and 2013 and the related statement of operations and comprehensive income (loss), changes in partners’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Kent Wind LP as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

PricewaterhouseCoopers LLP

PwC Tower, 18 York Street, Suite 2600, Toronto, Ontario, Canada M5J 0B2

T: +1 416 863 1133, F: +1 416 365 8215, www.pwc.com/ca

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

March 14, 2013

Independent Auditor’s Report

To the Partners of

South Kent Wind LP

We have audited the accompanying financial statements of South Kent Wind LP, which comprise the statements of operations and comprehensive income, changes in partners’ equity, and cash flows for the year ended December 31, 2012, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

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

Auditor’s responsibility

Our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

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

PricewaterhouseCoopers LLP

PwC Tower, 18 York Street, Suite 2600, Toronto, Ontario, Canada M5J 0B2

T: +1 416 863 1133, F: +1 416 365 8215, www.pwc.com/ca

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of South Kent Wind LP for the year ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

PricewaterhouseCoopers LLP

PwC Tower, 18 York Street, Suite 2600, Toronto, Ontario, Canada M5J 0B2

T: +1 416 863 1133, F: +1 416 365 8215, www.pwc.com/ca

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

South Kent Wind LP

Balance Sheets

As of December 31, 2014 and 2013

(In thousands of Canadian Dollars)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$16,427	$139
Restricted cash (note 3)	3,087	26,888
Sales tax recoverable	151	13,591
Accrued revenue (note 2)	15,963	—
Other current assets (note 4)	615	1,515

Total current assets	36,243	42,133
Restricted cash (note 3)	10,930	—
Advance payment	—	19,520
Construction-in-progress (note 5)	—	625,637
Property, plant and equipment - net of accumulated depreciation of $28,272 and $87 in 2014 and 2013, respectively (note 6)	709,826	116
Intangible assets - net of accumulated amortization of $684 and $592 in 2014 and 2013, respectively (note 7)	754	431
Deferred financing costs - net of accumulated amortization of $3,797 and $1,056 in 2014 and 2013, respectively	16,621	19,362
Derivative assets (note 11)	—	26,757

Total assets	$774,374	$733,956

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,910	$1,198
Accounts payable and other accrued liabilities - related parties (note 14)	2,141	42,812
Current portion of long-term debt (note 8)	23,185	1,914
Current portion of long-term contingent liabilities (note 13)	500	1,565
Derivative liabilities, current (note 11)	10,008	7,815
Accrued interest	—	176

Total current liabilities	39,744	55,480
Long-term debt, net of current (note 8)	658,717	542,718
Long-term contingent liabilities, net of current (note 13)	12,586	9,500
Derivative liabilities (note 11)	23,107	—
Asset retirement obligation (note 10)	6,550	5,833

Total liabilities	740,704	613,531

Commitments and contingencies (note 13)
Equity:
Partners’ capital (note 9)	53,412	103,164
Accumulated net (loss) income	(19,742)	17,261

Total partners’ equity	33,670	120,425

Total liabilities and equity	$774,374	$733,956

See accompanying notes to financial statements.

South Kent Wind LP

Statements of Operations and Comprehensive (Loss) Income

For the years ended December 31, 2014, 2013 and 2012

(In thousands of Canadian Dollars)

	2014	2013	2012
Revenue (note 2):
Energy delivered	$72,633	$—	$—
Compensation for forgone energy	10,749	—	—
Other revenue	1,597	—	—

Total revenue	84,979	—	—
Cost of revenue:
Project expenses	9,715	—	—
Project expenses - related parties (note 14)	1,075	—	—
Depreciation, amortization and accretion	28,493	33	—

Total cost of revenue	39,283	33	—

Gross profit	45,696	(33)	—
Operating expenses:
General and administrative	756	661	27
General and administrative - related parties (note 14)	463	556	—

Total operating expenses	1,219	1,217	27

Operating income (loss)	44,477	(1,250)	(27)
Other income (expense):
Interest expense	(29,133)	(583)	—
Unrealized (loss) gain on derivatives (note 11)	(52,057)	18,942	—
Other income (expense), net	(290)	86	93

Total other (expense) income	(81,480)	18,445	93

Net (loss) income	(37,003)	17,195	66
Other comprehensive income	—	—	—

Comprehensive (loss) income	$(37,003)	$17,195	$66

See accompanying notes to financial statements.

South Kent Wind LP

Statements of Changes in Partners’ Equity

For the years ended December 31, 2014, 2013 and 2012

(In thousands of Canadian Dollars)

	Partners’ capital	Accumulated net income (loss)	Total
Balance at January 1, 2012	$22,420	$—	$22,420
Cash contribution	13,020	—	13,020
Net income	—	66	66

Balance at December 31, 2012	35,440	66	35,506
Cash contribution	9,016	—	9,016
Cash distribution	(21,393)	—	(21,393)
Non-cash contribution	80,101	—	80,101
Net income	—	17,195	17,195

Balance at December 31, 2013	103,164	17,261	120,425
Cash distribution	(49,752)	—	(49,752)
Net loss	—	(37,003)	(37,003)

Balance at December 31, 2014	$53,412	$(19,742)	$33,670

See accompanying notes to financial statements.

South Kent Wind LP

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

(In thousands of Canadian Dollars)

	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(37,003)	$17,195	$66
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized loss (gain) on derivatives	52,057	(18,942)	—
Depreciation, amortization and accretion	28,493	100	—
Amortization of deferred financing costs	2,184	—	—
Bad debt expense	—	300	—
Interest expense added on principal	8,092	—	—
Changes in assets and liabilities, net:
Accrued revenue	(15,963)	—	—
Sales tax recoverable	(151)	—	—
Accounts payable and other accrued liabilities	3,779	—	—
Other, net	724	—	(39)

Net cash provided by (used in) operating activities	42,212	(1,347)	27

Cash flows from investing activities:
Consideration paid for the acquisitions of project assets	(1,565)	(1,346)	—
Construction costs paid	(105,376)	(478,426)	—
Property acquisition	(6,294)	(628)	(178)
Deferred development costs paid	—	—	(12,749)
Decrease in restricted cash	84,363	—	—
Increase in restricted cash	(71,492)	(21,488)	—

Net cash used in investing activities	(100,364)	(501,888)	(12,927)

Cash flows from financing activities:
Partners’ contribution	—	9,016	—
Proceeds from long-term debt	126,106	535,754	—
Repayment of long-term debt	(1,914)	—	—
Deferred financing costs paid	—	(20,418)	—
Distribution to partners	(49,752)	(21,393)	13,020

Net cash provided by financing activities	74,440	502,959	13,020

Net change in cash and cash equivalents	16,288	(276)	120
Cash and cash equivalents - Beginning of year	139	415	295

Cash and cash equivalents - End of year	$16,427	$139	$415

Supplemental disclosure:
Cash payments for interest and commitment fees	$17,422	$2,883	$—
Schedule of non-cash activities:
Transfer from deferred development costs to construction-in-progress	$—	$32,334	$—
Transfer from construction-in-progress to property, plant and equipment	$716,552	$—	$—
Accrued construction costs	$3,586	$42,443	$—
Non-monetary asset contribution from partners	$—	$80,101	$—
Construction loan - capitalized interest	$4,987	$8,878	$—
Capitalized depreciation and amortization	$601	$1,201	$257
Community fund commitment	$—	$10,000	$—

See accompanying notes to financial statements.

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

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

On February 24, 2013, Samsung transferred all of its LP interest in the Partnership to SRE SKW LP Holdings LP, an affiliate of Samsung.

On October 2, 2013, in a series of transactions: (i) Pattern South Kent GP Holdings Inc., a wholly owned subsidiary of PRHC, transferred all of the general partner interests in Pattern South Kent LP Holdings LP to PRHC, causing Pattern South Kent LP Holdings LP to be dissolved by operation of law and PRHC to acquire the LP interests in the Partnership that previously were held by Pattern South Kent LP Holdings LP; (ii) PRHC transferred its LP interest in the Partnership and its ownership interest in Pattern South Kent GP Holdings Inc., which owned PRHC’s ownership interest in the GP, to Pattern Canada Operations Holdings ULC, an affiliate of Pattern Energy Group Inc. (Pattern); and (iii) Pattern South Kent GP Holdings Inc. was dissolved.

On December 17, 2014, Pattern Canada Operations Holdings ULC (PCOH) transferred all of its LP interest in the Partnership to Pattern Canada Finance Company ULC, a wholly owned subsidiary of PCOH.

The Partnership is controlled by its general partner, the GP, also a joint venture controlled by affiliates of Samsung and Pattern. The GP is governed by the Amended and Restated Unanimous Shareholder Agreement of the GP, dated March 6, 2013 (the Shareholder Agreement). As of December 31, 2014 and 2013, the Partnership’s ownership interests were distributed as follows:

	2014	2013
SRE SKW LP Holdings LP	49.99%	49.99%
Pattern Canada Operations Holdings ULC	—	49.99%
Pattern Canada Finance Company ULC	49.99%	—
South Kent Wind GP Inc.	0.02%	0.02%

Total	100.00%	100.00%

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

The Project

The Project is a 270 MW wind project consisting of 124 Siemens wind turbine generators located in the Regional Municipality of Chatham-Kent, Ontario.

On August 2, 2011, the Partnership entered into a power purchase agreement (PPA) with the Independent Electricity System Operator (IESO) related to the sale of 100% of the electrical output of the Project at prescribed electricity rates for a period of 20 years following Commercial Operation Date (COD). On March 28, 2014, the Project achieved COD and commenced commercial operations.

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

In recording transactions and balances resulting from business operations, the Partnership uses estimates based on the best information available. Estimates are used for such items as accrued revenue, asset retirement obligation, valuation of derivative contracts and acquisition contingencies.

These financial statements do not include assets, liabilities, revenue and expenses of the GP and limited partners. The financial statements of the Partnership reflect no provision or liability for income taxes because profits and losses of the Partnership are allocated to the partners and are included in the income tax returns of partners. Income and losses for tax purposes may differ from the financial statement amounts and the partners’ equity reflected in the financial statements does not necessarily reflect their tax basis.

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

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

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

Trade receivable

The Partnership’s trade receivables are generated by selling energy in Ontario, Canada, and allowance for doubtful accounts, if needed, is computed based upon management’s estimates of uncollectible accounts. As of December 31, 2014 and 2013, the Partnership has no outstanding trade receivables.

Accrued revenue

Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within two months.

Concentration of credit risk and significant customer

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and derivative assets. The Partnership places its cash and cash equivalents and restricted cash with high-quality institutions located in Canada, which the management believes to have minimal risk. At times, such balances may be in excess of the Canada Deposit Insurance Corporation (CDIC) insurance coverage limit. CDIC insurance currently covers up to $100 per depositor at each insured bank.

The IESO is the only customer of the Partnership, which is obligated to pay for 100% of the electrical output under a long-term, fixed priced PPA. There are no accounts receivable that are past due.

The Partnership’s derivative agreements expose the Partnership to losses under certain circumstances, such as the counterparty defaulting on its obligations under the swap agreements or if the swap agreements provide an imperfect hedge. Counterparties to the Partnership’s derivative contracts are major financial institutions that have been accorded investment grade ratings.

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

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

Advance payments

Advance payments represent amounts advanced to turbine and other suppliers for the manufacture of wind turbines and other plant assets in accordance with supply agreements for the Partnership’s wind power project, which the Project has not taken title. Advance payments are reclassified to construction-in-progress when the Partnership takes legal title to the related turbines and other plant assets, and they are reclassified to property, plant and equipment when the Project achieves commercial operation. Depreciation does not commence until the Project enters commercial operation and assets are placed in service.

Property, plant and equipment

Property, plant and equipment are stated at historical cost, less accumulated depreciation. Historical cost includes expenditure that is directly attributable to the acquisition of the items. Subsequent costs are included in the asset’s carrying value or recognized as separate assets, as appropriate, only when it is probable the future economic benefits associated with the item will flow to the Partnership and the cost of the item can be measured reliably.

Asset retirement obligation included in property, plant and equipment is stated at the present value of future cash flows of asset retirement obligation.

Depreciation on property, plant and equipment is calculated using the straight-line method to allocate their cost to their residual values over their estimated useful lives. The power plant is depreciated over twenty years and the remaining assets are depreciated over five years. The assets’ residual values and useful lives are reviewed and adjusted, if appropriate, at the end of each reporting period. Repair and maintenance costs are expensed as incurred.

Intangible assets (lease options)

Lease options are recognized at fair value at the acquisition date and subsequently accounted for at cost. Lease options have a finite useful life and are carried at cost less accumulated amortization. Amortization is calculated using the straight-line method to allocate the cost of lease options over the period of expected future benefit (i.e., the contract period of each lease option). Separately acquired lease options are capitalized on the basis of the costs incurred to enter into the respective contract.

Impairment of long-lived assets

The Partnership periodically evaluates whether events have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Partnership uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. Through December 31, 2014, no impairment charges were recorded.

Interest capitalization

The Partnership capitalizes interest and related financing fees from non-recourse debt used to finance projects in construction. Capitalization is discontinued when a project reaches commercial operation.

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

Derivatives

The Partnership recognizes its derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it qualifies and has been designated as part of a hedging relationship and, further, on the type of hedging relationship.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (OCI). Changes in the fair value of these derivatives are subsequently reclassified into earnings in the period the hedged transaction affects earnings. The ineffective portion of changes in fair value is recorded as a component of net income in the statements of operations and comprehensive income.

For undesignated derivative instruments, their change in fair value is reported as a component of net income in the statements of operations and comprehensive income.

The Partnership enters into derivative transactions for the purpose of reducing exposure to fluctuations in interest rates, such as interest rate swaps. Interest rate swaps are instruments used to fix the interest rate on variable interest rate debt.

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

Accounts payable and other accrued liabilities

Trade payables are obligations to pay for goods or services that have been acquired in the ordinary course of business from suppliers. Payables with payment terms extended beyond one year from the balance sheet dates are presented as non-current liabilities.

Contingent liabilities

Contingent liabilities for environmental restoration, restructuring costs and other legal obligations are recognized when: the Partnership has a present legal obligation as a result of past events; it is probable that an outflow of resources will be required to settle the obligation; and the amount has been reasonably estimated. Contingent liabilities are not recognized for future operating losses.

Asset retirement obligation

The Partnership records an asset retirement obligation for the estimated costs of decommissioning turbines, removing above-ground installations and restoring sites, at the time when a contractual decommissioning obligation materializes. The Partnership records accretion expense, which represents the increase in the asset retirement obligation, over the remaining life of the associated wind project. Accretion expense is recorded as cost of revenue in the statements of operations and comprehensive income using accretion rates based on a credit adjusted risk free interest rates of 5.54%.

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

Revenue recognition

The Partnership sells the electricity it generates under the terms of a PPA with the IESO. Revenue is recognized based upon the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met. The Partnership evaluates its PPA to determine whether it is in substance a lease or derivative and, if applicable, recognizes revenue pursuant to ASC 840 Leases and ASC 815 Derivatives and Hedging, respectively. As of December 31, 2014, the PPA is not accounted for as a lease or derivative and revenue is recognized on an accrual basis.

The Partnership recognizes revenue for warranty settlements and liquidated damages from a turbine manufacturer in other revenue upon resolution of outstanding contingencies. Any cash receipts for amounts subject to future adjustment or repayment are deferred in other liabilities until the final settlement amount is considered fixed and determinable.

Cost of revenue

The Partnership’s cost of revenue is comprised of direct costs of operating and maintaining its project facilities, including labor, turbine service arrangements, metering service and shadow settlement, environmental fee, land lease royalties, property tax, insurance, depreciation, amortization and accretion.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is included in accumulated other comprehensive income in the accompanying statements of changes in partners’ equity.

Contributions

Contributions from joint venture partners are classified as partners’ equity.

Recent accounting pronouncement

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. ASU 2014-09 will be effective for the Partnership beginning after December 15, 2016, including interim periods. The Partnership is still evaluating the impact of the adoption of ASU 2014-09.

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

3	Restricted cash

The following table presents the components of restricted cash:

	December 31,
	2014	2013
Completion reserve account	$6,614	$—
Siemens incentive reserve account	4,316	—
Security deposit for letter of guarantee	2,639	10,796
10% holdback account for contractors	448	16,092

Subtotal	14,017	26,888
Less: current portion	(3,087)	(26,888)

Restricted cash, non-current	$10,930	$—

The amount in the completion reserve account is reserved to pay outstanding project costs specified during term conversion (note 8). Upon full payment of outstanding project costs, the remaining balance will be released from restricted cash.

The amount in the Siemens incentive account is reserved to pay operational incentive payments to Siemens if the Siemens Three-Year Employment Objective is satisfied by December 31, 2015 (note 13).

4	Other current assets

The following table presents the components of other current assets:

	December 31,
	2014	2013
Mortgage debt receivable, net of bad debt provision of $300	$—	$828
Refundable deposit on COD	86	86
Prepaid expenses	494	484
Accrued interest income	35	117

	$615	$1,515

5	Construction-in-progress

Construction-in-progress includes capitalized interest expense, deferred financing costs, and commitment fees of $0 and $12,584 as of December 31, 2014 and 2013, respectively. During 2014, $5,761 was capitalized to construction-in-progress. The project achieved COD on March 28, 2014 at which time all amounts capitalized to construction-in-progress were reclassified to property, plant and equipment.

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

6	Property, plant and equipment

The following table reflects the categories within property, plant and equipment at historical cost:

	December 31,
	2014	2013
Power plant	$731,307	$—
Furniture, fixtures and equipment	501	203
Asset retirement obligation - asset	6,290	—

Subtotal	738,098	203
Less: Accumulated depreciation	(28,272)	(87)

	$709,826	$116

Depreciation expense of $28,185, $33, and $0 was charged to the statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively, and $0 and $6 was charged to construction-in-progress in the balance sheets as of December 31, 2014 and 2013, respectively.

7	Intangible assets

	December 31,
Lease options	2014	2013
Beginning net book value	$431	$82
Additions	415	555
Amortization expense	(92)	(206)

Closing net book value	$754	$431

	December 31,
Lease options	2014	2013
Cost	$1,438	$1,023
Accumulated amortization	(684)	(592)

Net book value	$754	$431

Amortization expense of $48, $0, and $0 was charged to the statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively and $44 and $206 was capitalized to construction-in-progress on the balance sheets as of December 31, 2014 and 2013, respectively.

8	Long-term debt

On March 8, 2013, the Partnership signed a credit facility agreement with a syndicate of lenders consisting of 15 different financial institutions for a term of construction period plus seven years at a rate of Canadian Dealer Offered Rate (CDOR) plus 2.5% per annum for the first four years and CDOR plus 2.75% per annum

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

thereafter. The credit facilities under the agreement include a $683,817 construction facility, letter of credit facility and an interest rate hedge facility. The funds from these facilities were utilized to finance the construction of the Project and to run the Project operations.

The Partnership reached full commercial operations in March 2014, and the construction facility converted to term loan on August 28, 2014. The loan matures on August 27, 2021. In connection with the financing agreement, the Partnership entered into interest rate swaps on 90% of the loan commitment. Interest payments on the construction facility were deferred prior to term conversion and added to the loan principal at the time of conversion.

Collateral under the financing agreement consists of substantially all of the Partnership’s assets. Its loan agreement contains a broad range of covenants that, subject to certain exceptions, restrict the Partnership’s ability to incur debt, grant liens, sell or lease assets, transfer equity interest, dissolve, pay distributions and change its business. All the limited and general partners and shareholders of general partners pledged shares of partnership units or common stock owned as collateral for the loan.

Terms and conditions of outstanding borrowings were as follows:

	December 31,		Interest rate as of December 31,		Interest type	Loan type
	2014	2013	2014	2013
Construction facility loan	$—	$544,632	—	3.75%	Variable	Project financing
Term loan	681,902	—	3.78%	—	Variable	Project financing
Less: Current portion	(23,185)	(1,914)

Net of current	$658,717	$542,718

The following are the amounts due under long-term debt as of December 31, 2014:

2015	$23,185
2016	22,109
2017	25,773
2018	26,819
2019	28,144
Thereafter	555,872

$681,902

Interest and commitment fees incurred, and interest expense recorded in the statements of operations and comprehensive income are as follows:

Interest incurred	$31,450
Commitment fees incurred	703
Amortization of deferred financing costs	2,741
Capitalized interest, commitment and amortization	(5,761)

Interest expense	$29,133

Revolving credit facility

On August 28, 2014, letters of credit of $40,600 and $12,000 were issued upon term conversion for debt service reserve and operations and maintenance reserve, respectively, with a seven-year term. As of December 31, 2014, the letters of credit facility did not have an outstanding balance, and no loans were drawn in 2014.

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

Funds, when and if drawn on the facility, accrue interest at 1.5% plus Prime Rate, and at the Partners’ option the rate can be converted to a rate of CDOR plus 2.5% per annum for the first four years and CDOR plus 2.75% per annum thereafter.

9	Contributions from/distributions to joint venture partners

	2014
	SRE SKW LP Holdings LP1	Pattern Canada Finance Company ULC[3]	South Kent Wind GP Inc.	Total
Balance, Beginning of year	$51,572	$51,572	$20	$103,164

Cash distribution on
Aug. 28, 2014	(18,828)	(18,828)	(8)	(37,664)
Dec. 1, 2014	(6,412)	(5,674)	(2)	(12,088)

	(25,240)	(24,502)	(10)	(49,752)

Balance, End of year	$26,332	$27,070	$10	$53,412

	2013
	SRE SKW LP Holdings LP1	Pattern Canada Operations Holdings ULC[2]	South Kent Wind GP Inc.	Total
Balance, Beginning of year	$17,716	$17,716	$8	$35,440

Cash contribution on
Jan. 3, 2013	1,699	1,699	2	3,400
Jan. 11, 2013	1,450	1,450	—	2,900
Feb. 5, 2013	1,350	1,350	—	2,700
Feb. 22, 2013	—	—	4	4
Mar. 6, 2013	—	—	12	12

	4,499	4,499	18	9,016

Cash distribution on
Mar. 7, 2013	(1,126)	(1,126)	—	(2,252)
Mar. 8, 2013	(9,568)	(9,568)	(6)	(19,142)

	(10,694)	(10,694)	(6)	(21,394)

Non-cash contribution - vend in
Feb. 22, 2013	9,857	9,857	—	19,714
Mar. 6, 2013	29,500	29,500	—	59,000
Mar. 7, 2013	694	694	—	1,388

	40,051	40,051	—	80,102

Balance, End of year	$51,572	$51,572	$20	$103,164

[1]	On February 24, 2013, Samsung Renewable Energy Inc. transferred its ownership interest to SRE SKW LP Holdings LP at fair value.
[2]	On October 2, 2013, Pattern South Kent LP Holdings LP, in a series of transactions, transferred its ownership interest in South Kent Wind LP to Pattern Canada Operations Holdings ULC at fair value.
[3]	On December 17, 2014, Pattern Canada Operations Holdings ULC, in a series of transactions, transferred its ownership interest in South Kent Wind LP to Pattern Canada Finance Company ULC at fair value.

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

Pursuant to an agreement dated February 19, 2013 between the Partnership, Samsung, PRHC and certain of their respective affiliates, certain project development costs in the amount of $19,714 incurred by Pattern were contributed to the Partnership. In order to maintain the equal ownership within the Partnership, Samsung acquired an additional interest in the Partnership for consideration payable to PRHC in cash and through the exchange of ownership interest in another partnership entity related to both Samsung and PRHC. This transaction has no impact on the Partnership.

Pursuant to a series of Assignment and Assumption Agreements dated March 6, 2013 between and/or among Samsung, PRHC, the Partnership, and various affiliates of Samsung and PRHC, a construction deposit of $59,000 placed with an affiliate of Siemens AG by Samsung and Pattern was contributed to the Partnership in accordance with a Memorandum of Understanding (MOU) signed on October 30, 2012 on behalf of the Partnership.

Pursuant to a series of Assignment and Assumption Agreements dated March 6, 2013 between and/or among Samsung, PRHC, the Partnership, and various affiliates of Samsung and PRHC, certain project development costs, which were not part of the previous contribution on February 19, 2013, in the amount of $1,388 incurred by Pattern were contributed to the Partnership. Afterward, Samsung acquired additional interest in the Partnership for a cash consideration payable to an affiliate of PRHC. This transaction has no impact on the Partnership.

10	Asset retirement obligation

The Partnership’s asset retirement obligation represents the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at a date that is 20 years from the commencement of commercial operations.

The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation:

	December 31,
	2014	2013
Asset retirement obligation, beginning of year	$5,833	$—
Additions	457	5,833
Accretion expense	260	—

Asset retirement obligation, end of year	$6,550	$5,833

11	Derivatives

On March 14, 2013, the Partnership entered into interest rate swaps to manage exposure to interest rate risk on its long-term debt. The interest rate swaps are undesignated derivatives that are used to mitigate exposure to variable interest rate debt by exchanging variable interest rate payments for fixed rate payments of 3.04%.

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

The following table presents the amounts that are recorded in the Partnership’s balance sheets as of December 31, 2014 and 2013, respectively:

Undesignated derivative instruments classified as assets (liabilities)

			As of December 31, 2014		For the year ended December 31, 2014
			Fair market value		Gain (Loss) recognized	Gain (Loss) recognized
Derivative type	Quantity	Maturity date	Current portion	Non-current portion	into earnings	into OCI
Interest rate swaps	13	March 31, 2032	$(10,008)	$(23,107)	$(52,057)	$—

			As of December 31, 2013		For the year ended December 31, 2013
			Fair market value		Gain recognized	Gain recognized
Derivative type	Quantity	Maturity date	Current portion	Non-current portion	into earnings	into OCI
Interest rate swaps	13	March 31, 2032	$(7,815)	$26,757	$18,942	$—

12	Fair value measurement

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

Short-term financial instruments consist principally of cash and cash equivalents, restricted cash, accounts payable, and other accrued liabilities. Based on the nature and short maturity of these instruments their fair value is approximated using carrying cost and they are presented in the financial statements at carrying cost.

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

Long-term debt is presented on the balance sheets at amortized cost. The fair value of the Partnership’s long-term debt is approximately $747,795 as of December 31, 2014. It is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Derivatives are presented in the financial statements at fair value. The interest rate swaps were valued by discounting the net cash flows using the forward CDOR curve with the valuations adjusted by the counterparties’ credit default swap rate.

The following table presents the fair values according to each defined level.

Financial assets (liabilities) measured on a recurring basis:

	Level 1	Level 2	Level 3
December 31, 2014
Interest rate swaps	$—	$(33,114)	$—

December 31, 2013
Interest rate swaps	$—	$18,942	$—

13	Commitments and contingencies

Power Purchase Agreement

The Partnership entered into a PPA with the Ontario Power Authority on August 2, 2011, which subsequently merged with the IESO. The contract capacity of the PPA is defined as 270 MW and the term of the PPA is 20 years from COD. As a result of the PPA, the electrical output from the Project was sold at electricity price equal to $0.146 per MWh in 2014, and 20% of the price will be increased by the Consumer Price Index in 2015 and every year thereafter. The Partnership has provided to the IESO initial security of $0.02 per kW of contract capacity. The Partnership provided a letter of guarantee amounting to $8,100 to the IESO in 2013, as the initial and incremental security agreed within the PPA. Korea Exchange Bank of Canada issued the letter of guarantee for the Partnership, based on a restricted term deposit of $8,100, which was canceled and subsequently the restricted term deposit was released on June 17, 2014 as the Project achieved COD.

On January 29, 2013 and August 22, 2013, the Partnership amended the PPA by way of an amending agreement with the IESO in connection with announced changes in the market rules governing the dispatch of certain intermittent generators, including those connected to the IESO-controlled grid. Among other provisions, the amendment limits the amount of economic curtailment to which the Project is subject.

Community Fund Agreement

On April 17, 2013, the GP, in its capacity as general partner and on behalf of the Partnership, entered into a South Kent Wind Community Fund Agreement with Chatham-Kent Community Foundation, in which the Partnership committed to twenty annual contributions of $500 plus an initial contribution of $1,000. In April 2013, the initial $1,000 was paid upon close of construction financing and recorded as construction-in-progress. The remaining payments were recorded as a liability in the amount of $9,500.

Operational Incentive Agreement

On March 8, 2013, an Operational Incentive Agreement was entered into between Samsung, an affiliate of PRHC and Siemens Canada Limited to define operational objectives and the terms and conditions upon

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

which the Partnership may pay operational incentive payments to Siemens for achieving one or more of such operational objectives under the turbine supply agreements of certain projects under development by Samsung and affiliates of PRHC, including the Project. Siemens earned an initial payment of $1,079 in 2013 for having satisfied the Peak Capacity Objective defined under the agreement. $3,586 was recorded as long-term contingent liabilities which will be due to Siemens if the Siemens Thee-Year Employment Objective is satisfied by December 31, 2015 (Note 3).

The operational incentive payment shall not exceed any of the applicable maximums of (a) $0.02 per kW of the agreed de-rated capacity (270MWh) of wind turbines purchased under the TSA for the Project, and (b) an aggregate of $15,000 under all TSAs for all projects subject to the Operational Incentive Agreement, including the Project, and other affiliated wind projects.

Land Lease Agreements

Lease payments, including amortization of the lease option, of $2,433, $0, and $0 were charged to the statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively, and $44 and $714 were capitalized to construction-in-progress in the balance sheets as of December 31, 2014 and 2013 respectively.

The future minimum payments related to these leases as of December 31, 2014 are as follows:

2015	$3,798
2016	3,805
2017	3,818
2018	3,832
2019	3,858
Thereafter	57,189

Total	$76,300

14	Related party transactions

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

On March 8, 2013, the Partnership entered into a MOMA with Pattern Operators Canada ULC, which is owned by an affiliate of Pattern to operate and manage the maintenance of the wind plant and to perform certain other services pertaining to the wind plant in accordance with terms and conditions set forth in the MOMA.

The fixed annual fee for the service is $855 pro-rated for the period from March 8, 2013 until COD and then was increased to $1,425 until the end of the term (20 years from COD). The amount of $214 and $627 was capitalized and recorded to construction-in-progress in the balance sheets as of December 31, 2014 and 2013, respectively, and $1,075, $0 and $0 was charged to the statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively.

South Kent Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousand of Canadian Dollars)

b)	Engineering Procurement and Construction Contract (EPC Contract)

On March 8, 2013, the Partnership entered into an EPC contract with SRE SKW EPC LP, which is 100% owned by Samsung, to build the balance of plant. $29,122 and $184,067 has been invoiced to the Partnership as of December 31, 2014 and 2013, respectively, which was capitalized and reclassed to property, plant and equipment in the balance sheets upon achievement of COD.

c)	Project Administration Agreement (PAA)

On March 8, 2013, the Partnership entered into the PAA with SRE Wind PA LP (PA), which is 100% owned by Samsung to supply project administrative services.

The fixed annual fee for the service was $350 retroactively pro-rated for the period from June 15, 2012 until COD, and then was increased to $500. $463 and $556 was invoiced to the Partnership for the years ended December 31, 2014 and 2013, respectively, and expensed in the statements of operations and comprehensive income. The amount expensed in 2013 included $192 of service fees related to 2012.

d)	The Partnership recorded the following balances with related parties:

	2014	2013
Related party payable and accrued liabilities	$2,141	$42,812
Deferred development costs transferred	$—	$79,450

e)	The Partnership recorded the following transactions with related parties:

	2014	2013	2012
Project expenses	$1,075	$—	$—
General and administrative	$463	$556	$—

15	Subsequent events

There were no material subsequent events.

Grand Renewable Wind LP

Financial Statements

December 31, 2014, 2013 and 2012

(in thousands of Canadian Dollars)

Grand Renewable Wind LP

February 24, 2015

Independent Auditor’s Report

To the Partners of

Grand Renewable Wind LP

We have audited the accompanying balance sheets of Grand Renewable Wind LP as of December 31, 2014 and 2013 and the related statement of operations and comprehensive loss, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2014. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Renewable Wind LP as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

PricewaterhouseCoopers LLP

PwC Tower, 18 York Street, Suite 2600, Toronto, Ontario, Canada M5J 0B2

T: +1 416 863 1133, F: +1 416 365 8215, www.pwc.com/ca

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

May 31, 2013

Independent Auditor’s Report

To the Partners of

Grand Renewable Wind LP

We have audited the accompanying financial statements of Grand Renewable Wind LP, which comprise the statements of operations and comprehensive loss, changes in partners’ equity, and cash flows for the year ended December 31, 2012, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

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

Auditor’s responsibility

Our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Grand Renewable Wind LP for the year ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

PricewaterhouseCoopers LLP

PwC Tower, 18 York Street, Suite 2600, Toronto, Ontario, Canada M5J 0B2

T: +1 416 863 1133, F: +1 416 365 8215, www.pwc.com/ca

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

Grand Renewable Wind LP

Balance Sheets

As of December 31, 2014 and 2013

(In thousands of Canadian Dollars)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,596	$4,387
Restricted cash (note 3)	6,228	6,822
Sales tax recoverable	6,586	12,265
Accrued revenue (note 2)	3,498	—
Other current assets (note 4)	337	819

Total current assets	19,245	24,293
Advance payment	—	139,176
Construction-in-progress (note 5)	—	46,933
Property, plant and equipment - net of accumulated depreciation of $1,350 and $24 in 2014 and 2013, respectively (note 6)	414,068	44
Intangible assets - net of accumulated amortization of $7 and $0 in 2014 and 2013, respectively (note 7)	1,665	—
Deferred financing costs - net of accumulated amortization of $1,064 and $49 in 2014 and 2013, respectively	9,897	10,912

Total assets	$444,875	$221,358

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$18,335	$70,035
Accounts payable and other accrued liabilities - related parties (note 15)	4,274	—
Current portion of long-term debt (note 9)	9,172	—
Current portion of long-term contingent liabilities (note 14)	—	761
Derivative liabilities, current (note 12)	7,040	—
Other current liabilities (note 8)	1,857	19

Total current liabilities	40,678	70,815
Long-term debt, net of current (note 9)	340,411	82,877
Long-term contingent liabilities, net of current (note 14)	1,976	—
Derivative liabilities (note 12)	38,059	10,094
Asset retirement obligation (note 11)	3,074	496

Total liabilities	424,198	164,282
Commitments and contingencies (note 14)
Equity:
Partners’ capital (note 10)	67,990	67,990
Accumulated net loss	(19,532)	(2,067)
Accumulated other comprehensive loss	(27,781)	(8,847)

Total partners’ equity	20,677	57,076

Total liabilities and equity	$444,875	$221,358

See accompanying notes to financial statements.

Grand Renewable Wind LP

Statements of Operations and Comprehensive (Loss) Income

For the years ended December 31, 2014, 2013 and 2012

(In thousands of Canadian Dollars)

	2014	2013	2012
Revenue (note 2):
Energy delivered	$3,355	$—	$—
Other revenue	136	—	—

Total revenue	3,491	—	—
Cost of revenue:
Project expenses	4	—	—
Project expenses - related parties (note 15)	75	—	—
Depreciation, amortization and accretion	1,326	—	—

Total cost of revenue	1,405	—	—

Gross profit	2,086	—	—
Operating expenses:
General and administrative	1,345	337	15
General and administrative - related parties (note 15)	288	433	—

Total operating expenses	1,633	770	15

Operating income (loss)	453	(770)	(15)
Other income (expense):
Interest expense	(1,697)	(147)	—
Unrealized loss on derivatives (note 12)	(16,072)	(1,247)	—
Other (expense) income, net	(149)	61	51

Total other (expense) income	(17,918)	(1,333)	51

Net (loss) income	(17,465)	(2,103)	36
Other comprehensive loss:
Effective portion of change in fair value of derivatives (notes 12 and 13)	(18,934)	(8,847)	—

Comprehensive (loss) income	$(36,399)	$(10,950)	$36

See accompanying notes to financial statements.

Grand Renewable Wind LP

Statements of Changes in Partners’ Equity

For the years ended December 31, 2014, 2013 and 2012

(In thousands of Canadian Dollars)

	Partners’ capital	Accumulated net income (loss)	Accumulated other comprehensive loss	Total
Balance at January 1, 2012	$4,410	$—	$—	$4,410
Cash contribution	3,330	—	—	3,330
Net income	—	36	—	36

Balance at December 31, 2012	7,740	36	—	7,776
Cash contribution	32,410	—	—	32,410
Non-cash contribution	27,840	—	—	27,840
Effective portion of change in fair value of derivatives	—	—	(8,847)	(8,847)
Net loss	—	(2,103)	—	(2,103)

Balance at December 31, 2013	67,990	(2,067)	(8,847)	57,076
Effective portion of change in fair value of derivatives	—	—	(18,934)	(18,934)
Net loss	—	(17,465)	—	(17,465)

Balance at December 31, 2014	$67,990	$(19,532)	$(27,781)	$20,677

See accompanying notes to financial statements.

Grand Renewable Wind LP

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

(In thousands of Canadian Dollars)

	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(17,465)	$(2,103)	$36
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Unrealized loss on derivatives	16,072	1,247	—
Depreciation, amortization and accretion	1,332	—	—
Amortization of deferred financing costs	158	3	—
Interest expense added on principal	736	—	—
Changes in assets and liabilities, net:
Accrued revenue	(3,498)	—	—
Other, net	482	—	(22)

Net cash (used in) provided by operating activities	(2,183)	(853)	14

Cash flows from investing activities:
Consideration paid for acquisitions of project assets	(761)	(398)	—
Construction costs paid	(208,960)	(94,961)	—
Property acquisition	(87)	—	—
Deferred development costs paid	—	—	(3,202)
Net changes in accounts payable and other accrued liabilities related to investing activities	(48,624)	—	—
Decrease in restricted cash	13,456	—	—
Increase in restricted cash	(12,862)	(3,822)	—

Net cash used in investing activities	(257,838)	(99,181)	(3,202)

Cash flows from financing activities:
Proceeds from construction facility loan	258,230	82,367	—
Deferred financing costs paid	—	(10,962)	—
Proceeds from partners’ contributions	—	32,410	3,330

Net cash provided by financing activities	258,230	103,815	3,330

Net change in cash and cash equivalents	(1,791)	3,781	142
Cash and cash equivalents - Beginning of year	4,387	606	464

Cash and cash equivalents - End of year	$2,596	$4,387	$606

Schedule of non-cash activities:
Transfer from deferred development costs to construction-in-progress	$—	$6,060	$—
Transfer from construction-in-progress to property, plant and equipment	$400,252	$—	$—
Accrued construction costs	$1,976	$17,142	$—
Non-monetary asset contribution from partners	$—	$27,840	$—
Construction loan - capitalized interest	$9,103	$510	$—
Capitalized depreciation and amortization	$870	$—	$—
Effective portion of change in fair value of derivatives	$18,934	$8,847	$—

See accompanying notes to financial statements.

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

1	General information

The Partnership

Grand Renewable Wind LP (the Partnership), a limited partnership under the laws of the Province of Ontario, was formed on January 10, 2011 as a joint venture project between Samsung Renewable Energy Inc. (Samsung) and Pattern Grand LP Holdings LP, a subsidiary of Pattern Renewable Holdings Canada ULC (PRHC), each as 49.99% limited partners of the Partnership, and Grand Renewable Wind GP Inc. (the GP), as the 0.02% general partner of the Partnership. The terms of the Partnership initially were governed by the Limited Partnership Agreement of the Partnership, dated January 10, 2011, which was subsequently superseded in its entirety by the Amended and Restated Limited Partnership Agreement of the Partnership, dated June 11, 2013 (the Partnership Agreement). The Partnership was created to develop, build and operate a wind power project in Haldimand County that will generate approximately 149 megawatts (MW) of power (the Project). The Project is part of Phase 1 of the Green Energy Investment Agreement that Samsung C&T Corp., a parent company of Samsung, entered into with the Government of Ontario in January 2010.

On February 24, 2013, Samsung transferred its LP interest in the Partnership to SRE GRW LP Holdings LP, an affiliate of Samsung.

On December 20, 2013, in a series of transactions: (i) Pattern Grand GP Holdings Inc., a wholly owned subsidiary of PRHC, transferred all of the general partner interests in Pattern Grand LP Holdings LP to PRHC, causing Pattern Grand LP Holdings LP to be dissolved by operation of law and PRHC to acquire the LP interests in the Partnership that previously were held by Pattern Grand LP Holdings LP, (ii) PRHC transferred its LP interest in the Partnership and its ownership interest in Pattern Grand GP Holdings Inc., which owned PRHC’s ownership interest in the GP, to Pattern Canada Operations Holdings ULC, an affiliate of Pattern Energy Group Inc. (Pattern), and (iii) Pattern Grand GP Holdings Inc. was dissolved.

On December 17, 2014, Pattern Canada Operations Holdings ULC (PCOH) transferred all of its LP interest in the Partnership to Pattern Canada Finance Company ULC, a wholly owned subsidiary of PCOH.

Six Nations agreements

On May 25, 2012, the Partnership entered into the certain agreements with the Six Nations of the Grand River, a band within the meaning of the Indian Act (Canada) through its elected council (the Six Nations), in which the Partnership provides an option for economic participation by way of an annual royalty from the Partnership or the right to purchase a 10% interest in the Partnership.

On June 11, 2013, the Six Nations exercised its option to purchase a 10% LP interest in the Partnership and the Partnership Agreement was amended and restated to reflect such ownership. Affiliates of Samsung and Pattern each maintain a 45% interest in the Partnership. The Six Nations is not involved in the GP.

The Partnership is controlled by its general partner, the GP, also a joint venture controlled by affiliates of Samsung and Pattern. The GP is governed by the Amended and Restated Unanimous Shareholder Agreement of the GP, dated June 11, 2013 (the Shareholder Agreement). The Partnership’s ownership interests were distributed as follows:

	December 31,
	2014	2013
SRE GRW LP Holdings LP	44.99%	44.99%
Pattern Canada Operations Holdings ULC	—	44.99%
Pattern Canada Finance Company ULC	44.99%	—
Six Nations of the Grand River	10.00%	10.00%
Grand Renewable Wind GP Inc.	0.02%	0.02%

Total	100.00%	100.00%

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

The Project

The Project is a 149 MW wind project consisting of 67 Siemens wind turbine generators located in Haldimand County, Ontario.

On August 2, 2011, the Partnership entered into a power purchase agreement (PPA) with the Independent Electricity System Operator (IESO) related to the sale of 100% of the electrical output of the Project at prescribed electricity rates for a period of 20 years following Commercial Operation Date (COD).

On December 9, 2014, the Project achieved COD and commenced commercial operations.

A 100 MW solar facility developed by an affiliate of Samsung is sharing the usage and ownership of the transmission line and substation. The Project connected to the IESO-controlled grid by way of a 20 km transmission line sited in the municipal road allowance.

2	Summary of significant accounting policies

The principal accounting policies applied in the preparation of these financial statements are set out below. These policies have been consistently applied to the periods presented, unless otherwise stated.

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

In recording transactions and balances resulting from business operations, the Partnership uses estimates based on the best information available. Estimates are used for such items as accrued revenue, asset retirement obligation, valuation of long-term derivative contracts and acquisition contingencies.

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

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

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

Restricted cash

Restricted cash consists of cash balances required to collateralize commercial bank letter of credit facilities related primarily to interconnect rights, power purchase agreements (PPAs) and for reserves required under the Partnership’s loan agreements (note 3).

Trade receivable

The Partnership’s trade receivables are generated by selling energy in Ontario, Canada, and allowance for doubtful accounts, if needed, is computed based upon and management’s estimates of uncollectible accounts. As of December 31, 2014 and 2013, the Partnership has no outstanding trade receivables.

Accrued revenue

Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within two months.

Concentration of credit risk and significant customer

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Partnership places its cash and cash equivalents and restricted cash with high-quality institutions located in Canada, which the management believes to have minimal risk. At times, such balances may be in excess of the Canada Deposit Insurance Corporation (CDIC) insurance coverage limit. CDIC insurance currently covers up to $100 per depositor at each insured bank.

The IESO is the only customer of the Partnership, which is obligated to pay for 100% of the electrical output under a long-term, fixed priced PPA. There are no accounts receivable that are past due.

The Partnership’s derivative agreements expose the Partnership to losses under certain circumstances, such as the counterparty defaulting on its obligations under the swap agreements or if the swap agreements provide an imperfect hedge. Counterparties to the Partnership’s derivative contracts are major financial institutions that have been accorded investment grade ratings.

Construction-in-progress

Construction-in-progress represents the accumulated costs of projects in construction. Construction costs include turbines for which the Partnership has taken legal title, civil engineering, electrical and other related

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

costs. Other capitalized costs include reclassified deferred development costs, amortization of intangible assets, amortization of deferred financing costs, capitalized interest and other costs required to place a project into commercial operation. Construction-in-progress is reclassified to property, plant and equipment when the Project begins commercial operations.

Advance payments

Advance payments represent amounts advanced to turbine and other suppliers for the manufacture of wind turbines and other plant assets in accordance with supply agreements for the Partnership’s wind power project for which the Project has not taken title. Advance payments are reclassified to construction-in-progress when the Partnership takes legal title to the related turbines and other plant assets and are reclassified to property, plant and equipment when the Project achieves commercial operation. Depreciation does not commence until the Project enters commercial operation and assets are placed in service.

Property, plant and equipment

Property, plant and equipment are stated at historical cost, less accumulated depreciation. Historical cost includes expenditure that is directly attributable to the acquisition of the items. Subsequent costs are included in the asset’s carrying value or recognized as separate assets, as appropriate, only when it is probable that the future economic benefits associated with the item will flow to the Partnership and the cost of the item can be reliably measured.

Asset retirement obligations included in property, plant and equipment is stated at the present value of future cash flow of asset retirement obligation. Depreciation on property, plant and equipment is calculated using the straight-line method to allocate their cost to their residual values over their estimated useful lives. The power plant is depreciated over twenty years and the remaining assets are depreciated over five years. The assets’ residual values and useful lives are reviewed and adjusted, if appropriate, at the end of each reporting period. Repair and maintenance costs are expensed as incurred.

Intangible assets

Cash consideration of $1,672 was paid to the IESO to extend the end of PPA term by 74 days from September 24, 2034 to December 8, 2034, which was recorded in intangible assets on the balance sheets as of December 31, 2014.

Amortization is calculated using the straight-line method and recorded against revenue over the remaining term of the PPA.

Impairment of long-lived assets

The Partnership periodically evaluates whether events have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets, or render them not recoverable. If such circumstances arise, the Partnership uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. Through December 31, 2014, no impairment charges were recorded.

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

Interest capitalization

The Partnership capitalizes interest and related financing fees from non-recourse debt used to finance projects in construction. Capitalization is discontinued when a project reaches commercial operation.

Derivatives

The Partnership recognizes its derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it qualifies and has been designated as part of a hedging relationship and the type of hedging relationship.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (OCI) or loss (OCL). Changes in the fair value of these derivatives are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of changes in fair value is recorded as a component of net income (loss) in the statements of operations and comprehensive income (loss).

For undesignated derivative instruments, their change in fair value is reported as a component of net income in the statements of operations and comprehensive income (loss).

The Partnership enters into derivative transactions for the purpose of managing exposure to fluctuations in interest rates, such as interest rate swaps. Interest rate swaps are instruments used to fix the interest rate on variable interest rate debt.

Deferred financing costs

Financing costs incurred in connection with obtaining construction and term financing, which include direct financing, legal and other upfront cost of borrowing, are deferred and amortized over the lives of the respective loans using the effective-interest method. Amortization of deferred financing costs is capitalized during construction or expensed following commencement of commercial operation.

Accounts payable and other accrued liabilities

Trade payables are obligations to pay for goods or services that have been acquired in the ordinary course of business from suppliers. Payables with payment terms extended beyond one year from the balance sheet dates are presented as non-current liabilities.

Contingent liabilities

Contingent liabilities for environmental restoration, restructuring costs and other legal obligations are recognized when: the Partnership has a present legal obligation as a result of past events; it is probable that an outflow of resources will be required to settle the obligation; and the amount has been reasonably estimated. Contingent liabilities are not recognized for future operating losses.

Asset retirement obligation

The Partnership records an asset retirement obligation for the estimated costs of decommissioning turbines, removing above-ground installations and restoring sites, at the time when a contractual decommissioning

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

obligation materializes. The Company records accretion expense, which represents the increase in the asset retirement obligation, over the remaining life of the associated wind project. Accretion expense is recorded as cost of revenue in the statements of operations and comprehensive (loss) income using accretion rates based on a credit adjusted risk free interest rate of 6.51%.

Revenue recognition

The Partnership sells the electricity it generates under the terms of a PPA with the IESO. Revenue is recognized based upon the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met. The Partnership evaluates its PPA to determine whether it is in substance a lease or derivative and, if applicable, recognizes revenue pursuant to ASC 840 Leases and ASC 815 Derivatives and Hedging, respectively. As of December 31, 2014, the PPA is not accounted for as a lease or derivative and revenue is recognized on an accrual basis.

The Partnership recognizes revenue for warranty settlements and liquidated damages from a turbine manufacturer in other revenue upon resolution of outstanding contingencies. Any cash receipts for amounts subject to future adjustment or repayment are deferred in other liabilities until the final settlement amount is considered fixed and determinable.

Cost of revenue

The Partnership’s cost of revenue is comprised of direct costs of operating and maintaining its project facilities, including labor, turbine service arrangements, metering service and shadow settlement, environmental fee, depreciation, amortization and accretion.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is included in accumulated other comprehensive income in the accompanying statements of partners’ equity.

Contributions

Contributions from joint venture partners are classified as partners’ equity.

Recent accounting pronouncement

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. ASU 2014-09 will be effective for the Partnership beginning after December 15, 2016, including interim periods. The Partnership is still evaluating the impact of the adoption of ASU 2014-09.

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

3	Restricted cash

The following table presents the components of restricted cash:

	December 31,
	2014	2013
Security deposits for letter of guarantee	$4,812	$4,749
10% holdback account for contractors	1,416	2,073

Total	$6,228	$6,822

The Partnership maintained a term deposit of $4,486 with Korea Exchange Bank of Canada that was restricted as security for the letter of guarantee provided to the OPA. The letter of guarantee was cancelled and the restricted term deposit was released on January 23, 2015 as the Project achieved COD.

4	Other current assets

The following table presents the components of other current assets:

	December 31,
	2014	2013
Accrued interest income	$2	$34
Advance payment	4	203
Prepaid expenses	331	582

	$337	$819

5	Construction-in-progress

Construction-in-progress includes capitalized interest expense, deferred financing costs, and commitment fees of $0 and $1,399 in 2014 and 2013, respectively. During 2014, $11,155 was capitalized to construction-in-progress. The Project achieved COD on December 9, 2014 at which time all amounts capitalized to construction-in-progress we reclassified to property, plant and equipment.

6	Property, plant and equipment

The following table reflects the categories within property, plant and equipment at historical cost:

	December 31,
	2014	2013
Power plant	$412,201	$—
Furniture, fixture and equipment	155	68
Asset retirement obligation - asset	3,062

Subtotal	415,418	68
Less: Accumulated depreciation	(1,350)	(24)

	$414,068	$44

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

Depreciation expense of $1,314, $0, and $0 was charged to the statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively, and $12 and $24 was capitalized to construction-in-progress on the balance sheets as of December 31, 2014 and 2013, respectively.

7	Intangible assets

	December 31,
	2014	2013
Beginning net book value	$—	$—
Additions (note 2)	1,672	—
Amortization expense	(7)	—

Closing net book value	$1,665	$—

	December 31,
	2014	2013
Cost	$1,672	$—
Accumulated amortization	(7)	—

Net book value	$1,665	$—

Amortization expense of $7, $0 and $0 was charged to the statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively.

8	Other current liabilities

The following table presents the components of other current liabilities:

	December 31,
	2014	2013
Accrued expenses	$5	$11
Accrued interest - construction facility loan	1,852	8

	$1,857	$19

9	Long-term debt

On September 13, 2013, the Partnership signed a credit facilities agreement with a syndicate of lenders consisting of 11 different financial institutions for a term of construction period plus 7 years at a rate of Canadian Dealer Offered Rate (CDOR) plus 2.25% per annum. The credit facilities under the agreement include a construction facility of $395,383, term facility, letter of credit facility and an interest rate hedge facility. The funds from these facilities were utilized to finance the construction of the Project and to run the Project’s operations. The loan matures on March 31, 2022. In connection with the financing agreement, the Partnership entered into interest rate swaps on 90% of the loan commitment.

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

Collateral under the financing agreement consists of substantially all of the Partnership’s assets. The loan agreement contains a broad range of covenants that, subject to certain exceptions, restrict the Partnership’s ability to incur debt, grant liens, sell or lease assets, transfer equity interest, dissolve, pay distributions and change its business. All the limited and general partners and shareholders of general partners pledged shares of partnership units or common stock owned as collateral for the loan.

Terms and conditions of outstanding borrowings were as follows:

			Interest rate as of		Interest type	Loan type
	December 31,		December 31,
	2014	2013	2014	2013
Construction facility loan	$349,583	$82,877	3.54%	3.47%	Variable	Project financing
Less: Current portion	(9,172)	—

Net of current	$340,411	$82,877

The following are the amounts due under long-term debt as of December 31, 2014:

2015	$9,172
2016	13,897
2017	14,538
2018	17,371
2019	18,418
Thereafter	276,187

$349,583

Interest and commitment fees incurred, and interest expense recorded in the Partnership’s statements of operations and comprehensive income are as follows:

Interest incurred	$10,320
Commitment fees incurred	1,516
Amortization of deferred financing costs	1,016
Capitalized interest, commitment and amortization	(11,155)

Interest expense	$1,697

10	Contributions from joint venture partners

	2014
	SRE GRW LP Holdings LP1	Pattern Canada Finance Company ULC[3]	Six Nations of the Grand River	Grand Renewable Wind GP Inc.	Total
Balance, Beginning and end of year	$30,589	$30,589	$6,798	$14	$67,990

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

	2013
	SRE GRW LP Holdings LP1	Pattern Canada Operations Holdings ULC[2]	Six Nations of the Grand River	Grand Renewable Wind GP Inc.	Total
Balance, Beginning of year	$3,869	$3,869	$—	$2	$7,740

Cash contribution on
Feb. 04, 2013	700	700	—	—	1,400
Feb. 22, 2013	—	—	—	2	2
Apr. 12, 2013	1,000	1,000	—	—	2,000
Jun. 18, 2013	—	—	2,148	—	2,148
Jul. 24, 2013	668	668	149	1	1,486
Sep. 05, 2013	—	—	327	1	328
Sep. 10, 2013	—	—	—	3	3
Sep. 12, 2013	11,267	11,267	2,504	5	25,043

	13,635	13,635	5,128	12	32,410

Non-cash contribution - vend in
Feb. 22, 2013	4,095	4,095	—	—	8,190
Sep. 05, 2013	1,475	1,475	—	—	2,950
Sep. 10, 2013	7,515	7,515	1,670	—	16,700

	13,085	13,085	1,670	—	27,840

Balance, End of year	$30,589	$30,589	$6,798	$14	$67,990

[1]	On February 24, 2013, Samsung Renewable Energy Inc. transferred its ownership interest in the Partnership to SRE GRW LP Holdings LP at fair value.
[2]	On December 20, 2013, Pattern Grand LP Holdings LP, in a series of transactions, transferred its ownership interest in the Partnership to Pattern Canada Operations Holdings ULC at fair value.
[3]	On December 17, 2014, Pattern Canada Operations Holdings ULC, in a series of transactions, transferred its ownership interest in the Partnership to Pattern Canada Finance Company ULC at fair value.

Pursuant to an agreement dated February 19, 2013 between the Partnership, Samsung, PRHC and certain of their respective affiliates, certain project development costs in the amount of $8,190 incurred by Samsung were contributed to the Partnership. In order to maintain the equal ownership within the Partnership, an affiliate of PRHC acquired an additional interest in the Partnership for a consideration payable to Samsung in cash and through the exchange of ownership interest in another partnership entity related to both Samsung and PRHC.

Pursuant to Assignment and Assumption Agreement dated September 3, 2013 between the Partnership, Samsung, PRHC and various affiliates of Samsung and PRHC, certain project development costs, which were not part of the previous contribution on February 19, 2013, in the amount of $2,950 incurred by Samsung were contributed to the Partnership. Afterward, Pattern acquired an additional interest in the Partnership for a cash consideration payable to Samsung.

Pursuant to Assignment and Assumption Agreements dated September 10, 2013 among affiliates of Samsung, PRHC, Six Nations and the Partnership, a construction deposit of $16,700 placed with an affiliate of Siemens AG by an affiliate of Samsung and an affiliate of PRHC was contributed to the Partnership in accordance with Memorandum of Understanding (MOU) signed on October 30, 2012 on behalf of the Partnership.

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

11	Asset retirement obligation

The Partnership’s asset retirement obligation represents the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at a date that is 20 years from the commencement of commercial operations.

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation:

	December 31,
	2014	2013
Asset retirement obligation - Beginning of year	$496	$—
Additions	2,566	496
Accretion expense	12	—

Asset retirement obligation - End of year	$3,074	$496

12	Derivatives

On September 13, 2013, the Partnership entered into a series of interest rate swaps to manage exposure to interest rate risk on its long-term debt. The interest rate swaps exchange variable interest rate payments based on CDOR for fixed rate payments of approximately 3.40%. Certain swaps with terms that commenced at the same time that the Partnership entered into the credit facilities agreement qualify for hedge accounting and were designated as cash flow hedges. No ineffectiveness was recorded on these swaps for the years ended December 31, 2014 and 2013. As of December 31, 2014, the notional amounts of the designated and undesignated interest rate swaps were $355,845 and $0, respectively. Swaps with future start dates are undesignated derivatives and changes in the fair value of these swaps are recognized directly into earnings.

The following table presents the amounts that are recorded in the Partnership’s balance sheets as of December 31, 2014 and 2013, respectively:

Designated and undesignated derivative instruments classified as liabilities

			As of December 31, 2014		For the year ended December 31, 2014
			Fair market value		Gain (Loss) recognized into earnings	Gain (Loss) recognized into OCL
Derivative type	Quantity	Maturity dates	Current portion	Non- current portion
Interest rate swaps	10	Sep 30, 2021	$7,040	$20,741	$—	$(18,934)
Interest rate swaps	10	Sep 30, 2032	—	17,318	(16,072)	—

			$7,040	$38,059	$(16,072)	$(18,934)

			As of December 31, 2013		For the year ended December 31, 2013
			Fair market value		Gain (Loss) recognized into earnings	Gain (Loss) recognized into OCL
Derivative type	Quantity	Maturity dates	Current portion	Non- current portion
Interest rate swaps	10	Sep 30, 2021	$—	$8,847	$—	$(8,847)
Interest rate swaps	10	Sep 30, 2032	—	1,247	(1,247)	—

			$—	$10,094	$(1,247)	$(8,847)

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

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

Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to valuation of these assets or liabilities are as follows:

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

Short-term financial instruments consist principally of cash and cash equivalents, restricted cash, accounts payable and other accrued liabilities. Based on the nature and short maturity of these instruments their fair value is approximated using carrying cost and they are presented in the financial statements at carrying cost.

Long term debt is presented on the balance sheets at amortized cost. The fair value of the Partnership’s long-term debt is approximately $418,757 as of December 31, 2014. It is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Derivatives are presented in the financial statements at fair value. The interest rate swaps were valued by discounting the net cash flows using the forward CDOR curve with the valuations adjusted by the counterparties’ credit default swap rate.

The following table presents the fair values according to each defined level.

Financial assets (liabilities) measured on a recurring basis:

	Level 1	Level 2	Level 3
December 31, 2014
Interest rate swaps	$—	$(45,099)	$—

December 31, 2013
Interest rate swaps	$—	$(10,094)	$—

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

14	Commitments and contingencies

Power Purchase Agreement

The Partnership entered into a PPA with the Ontario Power Authority on August 2, 2011, which subsequently merged with the IESO. The contract capacity of the PPA is defined as 149 MW and the term of the PPA as 20 years from COD. As a result of the PPA, the electrical output from the Project was sold at electricity price equal to $0.146 per MWh in 2014, and 20% of the price will be increased by the Consumer Price Index in 2015 and every year thereafter. The Partnership obtained Notice to Proceed (NTP) under the PPA on June 26, 2013. The Partnership provided to the IESO the amount of the initial security defined as $0.02 per kW of contract capacity and incremental NTP security defined as $0.01 per kW of contract capacity after receiving the NTP. The Partnership provided a letter of guarantee amounting to $4,486 to the IESO in 2013, as the initial and incremental security agreed within the PPA. Korea Exchange Bank of Canada issued the letter of guarantee for the Partnership, based on a restricted term deposit of $4,486 as of December 31, 2014 and 2013, which was canceled and subsequently the restricted term deposit was released on January 23, 2015 as the Project achieved COD.

On January 29, 2013 and August 22, 2013, the Partnership amended the PPA by way of an amending agreement with the IESO in connection with announced changes in the market rules governing the dispatch of certain intermittent generators, including those connected to the IESO-controlled grid. Among other provisions, the amendment will limit the amount of economic curtailment to which the Project is subject.

Contingent payment under APA

Per those certain Asset Purchase Agreements between the GP, in its capacity as general partner and on behalf of the Partnership, and UDI Renewable Corporation (UDI), dated March 28, 2011, the Partnership was liable to pay $760 as of December 31, 2013. The Partnership is no longer liable since the Project achieved COD under the PPA on December 9, 2014.

Operational Incentive Agreement

On March 8, 2013, an Operational Incentive Agreement was entered into between Samsung, an affiliate of PRHC and Siemens Canada Limited to define operational objectives and the terms and conditions upon which the Partnership may pay operational incentive payments to Siemens for achieving one or more of such operational objectives under the turbine supply agreements of certain projects under development by Samsung and affiliates of PRHC, including the Project. Siemens earned an initial payment of $594 in 2013 for having satisfied the Peak Capacity Objective defined under the agreement. $1,976 was recorded as long-term contingent liabilities which will be due to Siemens if the Siemens Thee-Year Employment Objective is satisfied by December 31, 2015 (Note 3).

The operational incentive payment shall not exceed any of the applicable maximums of a) $0.02 per kW of the agreed de-rated capacity (148 MWh) of wind turbines purchased under any TSA for a given project, or b) an aggregate of $15,000 under all TSAs for all Phase 1 and Phase 2 Projects including other affiliated wind projects.

Land Lease Agreements

Lease payments of $430 and $742 were capitalized to construction-in-progress during 2014 and 2013, respectively.

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

Future minimum payments related to leases as of December 31, 2014 are as follows:

2015	$1,794
2016	1,807
2017	1,837
2018	1,869
2019	1,900
Thereafter	35,293

Total	$44,500

Community Vibrancy Fund

On September 26, 2011, the Partnership entered into a Community Vibrancy Fund (CVF) Agreement with the Corporation of Haldimand County, in which the Partnership will make annual payments into a fund managed by the municipality in amounts of $3.5 per MW of the Project installed capacity plus $5 per kilometer (km) of high voltage overhead transmission line that is installed in municipal right-of-way. The payments are calculated annually and are owed for the 20-year term of the PPA. In exchange for CVF payments, the municipality undertakes certain obligations to support the Project, including entering into a road use agreement in which the Project may utilize municipal right-of-ways for collection and transmission lines.

Claims arising from construction

A dispute between the Partnership and, as it relates to jointly owned transmission facilities, the owner of an adjacent 100MW solar project that share such facilities on one side, and the EPC Contractor, which is a related party to a limited partner of the Partnership, on the other side has arisen regarding construction costs and delays in building and commissioning the wind farm and transmission facilities. The EPC Contractor has, based on the corresponding claims asserted by its prime subcontractor, asserted claims against the Partnership and the solar project with respect to this dispute totaling approximately $56,300 and the Partnership has asserted claims against the EPC Contractor (which asserted the corresponding claim against its prime subcontractor) with respect to this dispute totaling approximately $53,100. The dispute has not led to legal action by any of the parties against the other and the parties are seeking to resolve the dispute without arbitration through a settlement agreement.

As it is not possible at this point to estimate the amount of any damages to be paid or received by the Partnership in connection with this dispute, no reserve has been recorded in the Partnership’s financial statements. The Partnership does not expect the outcome of this dispute to have a material adverse impact on its operations or its financial position.

15	Related party transactions

The Partnership is controlled by the GP, which is jointly controlled by Samsung and Pattern in accordance with the terms of the Shareholder Agreement. Certain terms of the Samsung and Pattern Joint Venture Wind Development Agreement, entered into between Samsung and an affiliate of PRHC on July 27, 2010, directed the responsibilities of Samsung and PRHC during the development of the Project.

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

The following transactions were carried out with related parties:

a)	Management, Operation, and Maintenance Agreement (MOMA)

Balance of Plant MOMA

On September 13, 2013, the Partnership entered into MOMA with Pattern Operators Canada ULC, which is 100% owned by Pattern to operate and manage the maintenance of the wind plant and to perform certain other services pertaining to the wind plant in accordance with terms and conditions set in MOMA.

The fixed annual fee for the service is $762 pro-rated for the period from September 13, 2013 until COD and then was increased to $1,170 until the end of the term (20 years from COD). $787 and $165 was invoiced to the Partnership for the years ended December 31, 2014 and 2013, respectively, of which $715 and $165 was capitalized to construction-in-progress in 2014 and 2013, respectively, and $73, $0 and $0 was charged to the statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively.

Transmission Line MOMA (TL MOMA)

On September 13, 2013, the Partnership and Grand Renewable Solar LP entered into TL MOMA with Pattern Operators Canada ULC, which is 100% owned by an affiliate of Pattern, to operate and manage the maintenance of the transmission line and common assets of the substation and to perform certain other services pertaining to the wind plant in accordance with terms and conditions set in TL MOMA.

The fixed annual fee for the service provided to the Partnership is $50 pro-rated for the period from the date on which the transmission line is first connected to the IESO-controlled grid until the end of the term (20 years from COD).

b)	Engineering Procurement and Construction Contract (EPC contract)

Balance of Plant EPC

On September 13, 2013, the Partnership entered into Balance of Plant EPC contract with SRE GRW EPC LP, which is 100% owned by Samsung to build the balance of plant, and $95,780 and $11,997 was invoiced to the Partnership as of December 31, 2014 and 2013, respectively, which was capitalized to construction-in-progress on the balance sheets.

Transmission Line EPC

On September 13, 2013, the Partnership entered into TL EPC contract with Grand Renewable Solar LP, and SRE GRW EPC LP, which is 100% owned by Samsung to build the transmission line, and $14,732 and $2,396 was invoiced to the Partnership as of December 31, 2014 and 2013, respectively, which was capitalized to construction-in-progress on the balance sheets.

c)	Project Administration Agreement (PAA)

On September 31, 2013, the Partnership entered into PAA with SRE Wind PA LP (PA), which is 100% owned by Samsung to receive project administrative services.

The fixed annual fee for the service was $280 pro-rated for the period from June 15, 2012 until COD and then was increased to $400. $287 and $433 was invoiced to the Partnership for the years ended December 31, 2014 and 2013, respectively, which was recorded to the statements of operations and comprehensive (loss) income. The expensed amount in 2013 includes service fees for 2012, which was $192.

Grand Renewable Wind LP

Notes to Financial Statements

December 31, 2014 and 2013

(In thousands of Canadian Dollars)

d)	Transmission Facilities Co-ownership Agreement (TFCA)

On March 8, 2013, the Partnership entered into the TFCA with a planned 100 MW solar project developed by an affiliate of Samsung which provides for the co-ownership of the transmission line and substation of the Project. Under the co-ownership agreement, the Project and the solar project each contributed 50% of the construction and operating costs of the transmission line and substation and each received a 50% undivided interest in such shared facilities.

e)	The Partnership recorded the following balances with related parties:

	2014	2013
Related party payable and accrued liabilities	$4,274	$—
Deferred development costs transferred	$—	$37,149

f)	The Partnership recorded the following transactions with related parties:

	2014	2013	2012
Project expenses	$75	$—	$—
General and administrative	$288	$433	$—

16	Subsequent events

On January 30, 2015, the amount of $6,062 was drawn from the construction facility.

On January 30, 2015, the Partnership has received written notice of a claim for lien in the amount of $6,224 filed by a subcontractor of the prime subcontractor.