Form 10-Q
period 2016-03-31
Pattern Energy Group Inc.
filed 2016-05-09
CIK 1561660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 4, 2016, there were 74,930,648 shares of Class A common stock outstanding with par value of $0.01 per share.

PATTERN ENERGY GROUP INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10-Q (Form 10-Q) may constitute “forward-looking statements.” You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," "would," or similar words. You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters. While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to complete the acquisition of power projects;

•	our ability to complete construction of our construction projects and transition them into financially successful operating projects;

•	fluctuations in supply, demand, prices and other conditions for electricity, other commodities and renewable energy credits (RECs);

•	our electricity generation, our projections thereof and factors affecting production, including wind and other conditions, other weather conditions, availability and curtailment;

•	changes in law, including applicable tax laws;

•
public response to and changes in the local, state, provincial and federal regulatory framework affecting renewable energy projects, including the U.S. federal production tax credit (PTC), investment tax credit (ITC) and potential reductions in Renewable Portfolio Standards (RPS) requirements;

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part II, "Item 1A. Risk Factors" in this Form 10-Q and Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pattern Energy Group Inc. Consolidated Balance Sheets (In thousands of U.S. Dollars, except share data) (Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (Note 4)(1)	$90,624	$94,808
Restricted cash (Note 4)(1)	10,282	14,609
Funds deposited by counterparty	61,177	—
Trade receivables (Note 4)(1)	42,341	45,292
Related party receivable	674	734
Reimbursable interconnection costs	—	38
Derivative assets, current	22,028	24,338
Prepaid expenses (Note 4)(1)	13,173	14,498
Other current assets (Note 4)(1)	5,457	6,891
Deferred financing costs, current, net of accumulated amortization of $5,775 and $5,192 as of March 31, 2016 and December 31, 2015, respectively	2,156	2,121
Total current assets	247,912	203,329
Restricted cash (Note 4)(1)	16,835	36,875
Property, plant and equipment, net of accumulated depreciation of $455,523 and $409,161 as of March 31, 2016 and December 31, 2015, respectively (Note 4)(1)	3,264,632	3,294,620
Unconsolidated investments	99,996	116,473
Derivative assets	37,865	44,014
Deferred financing costs	4,106	4,572
Net deferred tax assets	10,159	6,804
Finite-lived intangible assets, net of accumulated amortization of $6,046 and $4,357 as of March 31, 2016 and December 31, 2015, respectively (Note 4)(1)	95,945	97,722
Other assets (Note 4)(1)	26,007	25,183
Total assets	$3,803,457	$3,829,592

Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities (Note 4)(1)	$19,747	$42,776
Accrued construction costs (Note 4)(1)	4,854	23,565
Counterparty deposit liability	61,177	—
Related party payable	262	1,646
Accrued interest	2,859	9,035
Dividends payable	28,869	28,022
Derivative liabilities, current	16,364	14,343
Revolving credit facility	355,000	355,000
Current portion of long-term debt, net of financing costs of $3,677 and $3,671 as of March 31, 2016 and December 31, 2015, respectively	45,551	44,144
Other current liabilities (Note 4)(1)	2,340	2,156
Total current liabilities	537,023	520,687
Long-term debt, net of financing costs of $21,905 and $22,632 as of March 31, 2016 and December 31, 2015, respectively	1,174,833	1,174,380
Convertible senior notes, net of financing costs of $4,727 and $5,014 as of March 31, 2016 and December 31, 2015, respectively	198,733	197,362
Derivative liabilities	56,154	28,659
Net deferred tax liabilities	22,695	22,183
Finite-lived intangible liability, net of accumulated amortization of $3,035 and $2,168 as of March 31, 2016 and December 31, 2015, respectively	57,265	58,132
Other long-term liabilities (Note 4)(1)	54,891	52,427
Total liabilities	2,101,594	2,053,830
Commitments and contingencies (Note 14)
Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 74,930,970 and 74,644,141 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	750	747
Additional paid-in capital	955,455	982,814
Accumulated loss	(100,829)	(77,159)
Accumulated other comprehensive loss	(85,619)	(73,325)
Treasury stock, at cost; 66,376 and 65,301 shares of Class A common stock as of March 31, 2016 and December 31, 2015, respectively	(1,596)	(1,577)
Total equity before noncontrolling interest	768,161	831,500
Noncontrolling interest	933,702	944,262
Total equity	1,701,863	1,775,762
Total liabilities and equity	$3,803,457	$3,829,592
(1) See Note 4 for disclosure of Variable Interest Entities
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Operations (In thousands of U.S. Dollars, except share data) (Unaudited)

	Three months ended March 31,
	2016	2015
Revenue:
Electricity sales	$85,663	$64,125
Related party revenue	1,215	803
Other revenue	761	(62)
Total revenue	87,639	64,866
Cost of revenue:
Project expense	32,246	25,246
Depreciation and accretion	43,411	29,056
Total cost of revenue	75,657	54,302
Gross profit	11,982	10,564
Operating expenses:
General and administrative	9,569	6,221
Related party general and administrative	1,897	1,808
Total operating expenses	11,466	8,029
Operating income	516	2,535
Other income (expense):
Interest expense	(21,061)	(17,918)
Loss on undesignated derivatives, net	(13,631)	(3,400)
Earnings (losses) in unconsolidated investments, net	3,830	(3,082)
Related party income	1,007	668
Net gain (loss) on transactions	33	(1,284)
Other income (expense), net	1,556	(324)
Total other expense	(28,266)	(25,340)
Net loss before income tax	(27,750)	(22,805)
Tax provision (benefit)	1,298	(746)
Net loss	(29,048)	(22,059)
Net loss attributable to noncontrolling interest	(5,378)	(2,160)
Net loss attributable to Pattern Energy	$(23,670)	$(19,899)

Weighted average number of shares:
Class A common stock - Basic and diluted	74,437,998	65,892,005
Loss per share
Class A common stock:
Basic and diluted loss per share	$(0.32)	$(0.30)
Dividends declared per Class A common share	$0.38	$0.34

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Comprehensive Loss (In thousands of U.S. Dollars) (Unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(29,048)	$(22,059)
Other comprehensive loss:
Foreign currency translation, net of zero tax impact	10,862	(9,194)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $2,723 and $684, respectively	(20,697)	(10,757)
Reclassifications to net loss, net of tax impact of $302 and $173, respectively	2,902	3,491
Total change in effective portion of change in fair market value of derivatives	(17,795)	(7,266)
Proportionate share of equity investee’s derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $2,673 and $866, respectively	(7,414)	(2,402)
Reclassifications to net loss, net of tax impact of $452 and $171, respectively	1,253	474
Total change in effective portion of change in fair market value of derivatives	(6,161)	(1,928)
Total other comprehensive loss, net of tax	(13,094)	(18,388)
Comprehensive loss	(42,142)	(40,447)
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(5,378)	(2,160)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $343 and $205, respectively	(928)	(1,940)
Reclassifications to net loss, net of tax impact of $47 and $52, respectively	128	916
Total change in effective portion of change in fair market value of derivatives	(800)	(1,024)
Comprehensive loss attributable to noncontrolling interest	(6,178)	(3,184)
Comprehensive loss attributable to Pattern Energy	$(35,964)	$(37,263)
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Stockholders’ Equity (In thousands of U.S. Dollars, except share data) (Unaudited)

	Class A Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total Equity
Balances at December 31, 2014	62,088,306	$621	(25,465)	$(717)	$723,938	$(44,626)	$(45,068)	$634,148	$530,586	$1,164,734
Issuance of Class A common stock related to the public offering, net of issuance costs	7,000,000	70	—	—	196,091	—	—	196,161	—	196,161
Repurchase of shares for employee tax withholding	—	—	(10,089)	(281)	—	—	—	(281)	—	(281)
Stock-based compensation	—	—	—	—	815	—	—	815	—	815
Dividends declared	—	—	—	—	(23,624)	—	—	(23,624)	—	(23,624)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(748)	(748)
Net loss	—	—	—	—	—	(19,899)	—	(19,899)	(2,160)	(22,059)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(17,364)	(17,364)	(1,024)	(18,388)
Balances at March 31, 2015	69,088,306	$691	(35,554)	$(998)	$897,220	$(64,525)	$(62,432)	$769,956	$526,654	$1,296,610

Balances at December 31, 2015	74,709,442	$747	(65,301)	$(1,577)	$982,814	$(77,159)	$(73,325)	$831,500	$944,262	$1,775,762
Issuance of Class A common stock under equity incentive award plan	287,904	3	—	—	(3)	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(1,075)	(19)	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	—	1,195	—	—	1,195	—	1,195
Dividends declared	—	—	—	—	(28,567)	—	—	(28,567)	—	(28,567)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,917)	(3,917)
Other	—	—	—	—	16	—	—	16	(465)	(449)
Net loss	—	—	—	—	—	(23,670)	—	(23,670)	(5,378)	(29,048)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(12,294)	(12,294)	(800)	(13,094)
Balances at March 31, 2016	74,997,346	$750	(66,376)	$(1,596)	$955,455	$(100,829)	$(85,619)	$768,161	$933,702	$1,701,863

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Three months ended March 31,
	2016	2015
Operating activities
Net loss	$(29,048)	$(22,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	43,411	29,056
Amortization of financing costs	1,746	1,743
Amortization of debt discount/premium, net	1,032	—
Amortization of power purchase agreements, net	753	—
Loss (gain) on derivatives, net	17,757	(531)
Stock-based compensation	1,195	815
Deferred taxes	1,143	(878)
(Earnings) losses in unconsolidated investments, net of distributions received	(3,517)	3,082
Other noncash transactions	(784)	354
Changes in operating assets and liabilities:
Funds deposited by counterparty	(61,177)	—
Trade receivables	3,215	288
Prepaid expenses	1,360	5,089
Other current assets	1,022	118
Other assets (non-current)	(236)	(80)
Accounts payable and other accrued liabilities	(18,671)	(688)
Counterparty deposit liability	61,177	—
Related party receivable/payable	(1,292)	565
Accrued interest	(6,235)	(2,374)
Other current liabilities	166	593
Long-term liabilities	1,704	1,146
Net cash provided by operating activities	14,721	16,239
Investing activities
Decrease in restricted cash	20,088	21,042
Increase in restricted cash	(51)	(5,055)
Capital expenditures	(24,084)	(63,956)
Distribution from unconsolidated investments	19,814	6,076
Reimbursable interconnection receivable	38	623
Other investing activities	(163)	—
Net cash provided by (used in) investing activities	15,642	(41,270)

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Three months ended March 31,
	2016	2015
Financing activities
Proceeds from public offering, net of issuance costs	$—	$196,923
Repurchase of shares for employee tax withholding	(19)	(281)
Dividends paid	(27,711)	(15,578)
Capital distributions - noncontrolling interest	(3,917)	(748)
Decrease in restricted cash	16,735	8,763
Increase in restricted cash	(12,405)	(12,062)
Refund of deposit for letters of credit	—	3,425
Proceeds from revolving credit facility	20,000	—
Repayment of revolving credit facility	(20,000)	(50,000)
Proceeds from construction loans	—	47,595
Repayment of long-term debt	(8,943)	(8,435)
Other financing activities	(124)	(4)
Net cash (used in) provided by financing activities	(36,384)	169,598
Effect of exchange rate changes on cash and cash equivalents	1,837	(2,893)
Net change in cash and cash equivalents	(4,184)	141,674
Cash and cash equivalents at beginning of period	94,808	101,656
Cash and cash equivalents at end of period	$90,624	$243,330
Supplemental disclosures
Cash payments for income taxes	$97	$18
Cash payments for interest expense, net of capitalized interest	24,204	18,442
Schedule of non-cash activities
Change in fair value of designated interest rate swaps	$(17,795)	$(7,266)
Change in property, plant and equipment	11,599	(23,061)
Amortization of deferred financing costs—included as construction in progress	—	2,515

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Organization
Pattern Energy Group Inc. (Pattern Energy or the Company) was organized in the state of Delaware on October 2, 2012. Pattern Energy is an independent energy generation company focused on constructing, owning and operating energy projects with long-term energy sales contracts located in the United States, Canada and Chile. Pattern Development owns a 23% interest in the Company. Pattern Development is a leading developer of renewable energy and transmission projects.
The Company consists of the consolidated operations of certain entities and assets contributed by, or purchased principally from, Pattern Development, except for purchases of Lost Creek, Post Rock and certain additional interests in El Arrayán (each as defined below, which were purchased from third-parties). Each of the Company's wind projects are consolidated into the Company's subsidiaries which are organized by geographic location as follows:

•
Pattern US Operations Holdings LLC (which consists primarily of 100% ownership of Hatchet Ridge Wind, LLC (Hatchet Ridge), Spring Valley Wind LLC (Spring Valley), Pattern Santa Isabel LLC (Santa Isabel), Ocotillo Express LLC (Ocotillo), Pattern Gulf Wind LLC (Gulf Wind) and Lost Creek Wind, LLC (Lost Creek), as well as the following consolidated controlling interest in Pattern Panhandle Wind LLC (Panhandle 1), Pattern Panhandle Wind 2 LLC (Panhandle 2), Post Rock Wind Power Project, LLC (Post Rock), Logan's Gap Wind LLC (Logan's Gap) and Fowler Ridge IV Wind Farm LLC (Amazon Wind Farm Fowler Ridge));

•
Pattern Canada Operations Holdings ULC (which consists primarily of 100% ownership of St. Joseph Windfarm Inc. (St. Joseph) and noncontrolling interests in South Kent Wind LP (South Kent), Grand Renewable Wind LP (Grand) and K2 Wind Ontario Limited Partnership (K2), which are accounted for as equity method investments); and

•	Pattern Chile Holdings LLC (which includes a controlling interest in Parque Eólico El Arrayán SpA (El Arrayán)).
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position at March 31, 2016, the results of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, respectively, and the cash flows for the three months ended March 31, 2016 and 2015, respectively. The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Funds Deposited by Counterparty
In January 2016, the Company received $61.2 million of cash collateral related to an energy derivative agreement, as discussed in Note 9. Derivative Instruments, as a result of the counterparty's credit rating downgrade. The Company does not have the right to pledge, invest, or use the cash collateral for general corporate purposes. The Company recorded the cash collateral as funds deposited by counterparty and a corresponding obligation to return the cash collateral to counterparty deposit liability on the consolidated balance sheet as of March 31, 2016. The cash was deposited into a separate custodial account for which the Company is not entitled to the interest earned on the cash collateral.
Recently Issued Accounting Standards
In addition to recently issued accounting standards disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company is evaluating or has adopted the following recently issued accounting standards.
In April 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures and expects to adopt this update beginning January 1, 2018.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. ASU 2016-08 is effective for annual periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. ASU 2016-05 is effective for annual periods beginning after December 15, 2017, including interim reporting periods therein, with early adoption permitted. The adoption of ASU 2016-05 in the quarter ended March 31, 2016 had no impact on the Company's consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments under ASU 2015-16 require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods, if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 in the quarter ended March 31, 2016 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (ASU 2015-02), which modifies the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current guidance by reducing the number of consolidation models; eliminating the risk that a reporting entity may have to consolidate based on a fee arrangement with another legal entity; placing more weight on the risk of loss in order to identify the party that has a controlling financial interest; reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest; and changing rules for companies in certain industries that ordinarily employ limited partnership or variable interest entity (VIE) structures. ASU 2015-02 is effective for public companies for fiscal years beginning after December 15, 2015 and interim periods within those fiscal periods. The adoption of ASU 2015-02 in the quarter ended March 31, 2016 resulted in certain entities formerly consolidated under the voting interest consolidation model to be consolidated in accordance with the variable interest model as further described in Note 4, Variable Interest Entities. The adoption of ASU 2015-02 did not result in the deconsolidation of any previously consolidated entity or the consolidation of any previously unconsolidated entity and had no impact on the Company's results of operations, and cash flows.
In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (ASU 2014-12), which requires an entity to treat a performance target that affects vesting that could be achieved after an employee completes the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted either prospectively or retrospectively to all prior periods presented. The adoption of ASU 2014-12 in the quarter ended March 31, 2016 had no impact on the Company's consolidated financial statements and related disclosures.
3.    Property, Plant and Equipment
The table below presents the categories within property, plant and equipment as follows (in thousands):

	March 31, 2016	December 31, 2015
Operating wind farms	$3,715,959	$3,700,140
Furniture, fixtures and equipment	4,055	3,500
Land	141	141
Subtotal	3,720,155	3,703,781
Less: accumulated depreciation	(455,523)	(409,161)
Property, plant and equipment, net	$3,264,632	$3,294,620
The Company recorded depreciation expense related to property, plant and equipment of $42.7 million and $29.2 million for the three months ended March 31, 2016 and 2015, respectively.
4.     Variable Interest Entities
As of January 1, 2016, certain operating entities that were formerly consolidated under the voting interest consolidation model are now consolidated in accordance with the VIE consolidation model as a result of the adoption of ASU 2015-02 as further discussed in Note 2, Summary of Significant Accounting Policies.
The operating entities determined to be VIEs by the Company are Logan's Gap, Panhandle 1, Panhandle 2, Post Rock and Amazon Wind Farm Fowler Ridge primarily because the tax equity interests lack substantive kick-out and participating rights. The Company determined that as the managing member it is the primary beneficiary of each VIE by reference to the power and benefits criterion under Accounting Standards Codification (ASC) 810, Consolidation. The Company considered responsibilities within the contractual agreements, which grant it the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Such activities include management of the wind farms' operations and maintenance, budgeting, policies and procedures. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs on the basis of the income allocations and cash distributions.
The following presents the carrying amounts of the consolidated VIEs' assets and liabilities included in the consolidated balance sheet (in thousands). Assets presented below are restricted for settlement of the consolidated VIEs' obligations and all liabilities presented below can only be settled using the VIE resources.

March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,316
Restricted cash	4,283
Trade receivables	9,118
Prepaid expenses	3,995
Other current assets	706
Total current assets	26,418
Restricted cash	6,385
Property, plant and equipment, net	1,473,993
Finite-lived intangible assets, net	2,199
Other assets	18,351
Total assets	$1,527,346

Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$5,920
Accrued construction costs	4,431
Other current liabilities	1,679
Total current liabilities	12,030
Other long-term liabilities	14,533
Total liabilities	$26,563

5.    Unconsolidated Investments
The following projects are accounted for under the equity method of accounting and are presented in the Company's consolidated balance sheets for the periods below (in thousands):

			Percentage of Ownership
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
South Kent (1)	$—	$6,185	50.0%	50.0%
Grand	2,376	5,735	45.0%	45.0%
K2	97,620	104,553	33.3%	33.3%
Unconsolidated investments	$99,996	$116,473
(1)As of March 31, 2016, the equity method investment balance in South Kent was $0 due to cumulative equity method losses and cash distributions received in excess of carrying value. As a result, in accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company has suspended recognition of South Kent's equity method earnings or losses until such time as South Kent's subsequent cumulative equity method earnings exceed subsequent cumulative equity method losses and distributions received during the suspension period. During the periods when South Kent's equity method earnings or losses are suspended, the Company will record cash distributions received as gains in earnings (losses) in unconsolidated investments, net on the Company's consolidated statements of operations. For the three months ended March 31, 2016, equity method distributions in excess of the unconsolidated investment for South Kent were approximately $1.7 million.
The following table summarizes the aggregated operating results of the unconsolidated investments for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three months ended March 31,
	2016	2015
Revenue	$72,416	$44,631
Cost of revenue	19,727	12,315
Operating expenses	3,145	2,406
Other expense	38,090	35,291
Net income (loss)	$11,454	$(5,381)
6.    Accounts Payable and Other Accrued Liabilities
The following table presents the components of accounts payable and other accrued liabilities (in thousands):

	March 31, 2016	December 31, 2015
Accounts payable	$852	$625
Other accrued liabilities	7,238	9,583
Operating wind farm upgrade liability	835	4,909
Turbine operations and maintenance payable	732	985
Purchase agreement obligations	1,725	5,749
Land lease rent payable	1,256	2,513
Spare-parts inventory payables	668	1,181
Payroll liabilities	2,488	5,345
Property tax payable	2,939	11,145
Sales tax payable	1,014	741
Accounts payable and other accrued liabilities	$19,747	$42,776

7.    Revolving Credit Facility
As of March 31, 2016, $113.3 million was available for borrowing under the $500 million Revolving Credit Facility. The Revolving Credit Facility is secured by pledges of the capital stock and ownership interests in certain of the Company’s holding company subsidiaries. The Revolving Credit Facility contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s holding company subsidiaries' ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business. As of March 31, 2016, the Company's holding company subsidiaries are in compliance with covenants contained in the Revolving Credit Facility.
As of March 31, 2016 and December 31, 2015, outstanding loan balances under the Revolving Credit Facility were $355.0 million and $355.0 million, respectively. In addition, as of March 31, 2016 and December 31, 2015, letters of credit of $31.7 million and $27.2 million, respectively, were issued under the Revolving Credit Facility.
8.    Long-term Debt
The Company’s long-term debt for the following periods is presented below (in thousands):

			As of March 31, 2016
	March 31, 2016	December 31, 2015	Contractual Interest Rate	Effective Interest Rate		Maturity
Project-level
Fixed interest rate
El Arrayán EKF term loan	$105,262	$107,160	5.56%	5.56%		March 2029
Santa Isabel term loan	109,130	109,973	4.57%	4.57%		September 2033
Variable interest rate
Ocotillo commercial term loan (1)	208,119	208,119	2.38%	3.77%	(2)	August 2020
Lost Creek term loan	107,324	110,846	2.57%	6.49%	(2)	September 2027
El Arrayán commercial term loan	95,692	97,418	3.18%	5.66%	(2)	March 2029
Spring Valley term loan	131,812	132,670	2.39%	4.89%	(2)	June 2030
Ocotillo development term loan	104,500	104,500	2.73%	4.37%	(2)	August 2033
St. Joseph term loan (1)	168,219	158,181	2.53%	3.84%		November 2033
Imputed interest rate
Hatchet Ridge financing lease obligation	214,580	214,580	1.43%	1.43%		December 2032
	1,244,638	1,243,447
Unamortized premium, net (3)	1,328	1,380
Unamortized financing costs	(25,582)	(26,303)
Current portion (4)	(45,551)	(44,144)
Long-term debt, less current portion	$1,174,833	$1,174,380

(1)
The amortization for the Ocotillo commercial term loan and the St. Joseph term loan are through June 2030 and September 2036, respectively, which differs from the stated maturity date of such loans due to prepayment requirements.

(2)	Includes impact of interest rate derivatives. Refer to Note 9, Derivative Instruments, for discussion of interest rate derivatives.

(3)	Amount is related to the Lost Creek term loan.

(4)	Amount is presented net of the current portion of unamortized financing costs of $3.7 million and $3.7 million as of March 31, 2016 and December 31, 2015, respectively.

Interest and commitment fees incurred and interest expense for long-term debt, the revolving credit facility and Convertible Senior Notes consisted of the following (in thousands):

	Three months ended March 31,
	2016	2015
Interest and commitment fees incurred	$17,114	$16,487
Capitalized interest, commitment fees, and letter of credit fees	—	(1,318)
Letter of credit fees incurred	1,169	1,006
Amortization of debt discount/premium, net	1,032	—
Amortization of financing costs	1,746	1,743
Interest expense	$21,061	$17,918
Convertible Senior Notes due 2020
In July 2015, the Company issued $225.0 million aggregate principal amount of 4.00% convertible senior notes due 2020 (Convertible Senior Notes or 2020 Notes). The 2020 Notes bear interest at a rate of 4.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2016. The 2020 Notes will mature on July 15, 2020. The 2020 Notes were sold in a private placement.
The following table presents a summary of the equity and liability components of the 2020 Notes (in thousands):

	March 31, 2016	December 31, 2015
Principal	$225,000	$225,000
Less:
Unamortized debt discount	(21,540)	(22,624)
Unamortized financing costs	(4,727)	(5,014)
Carrying value of convertible senior notes	$198,733	$197,362
Carrying value of the equity component (1)	$23,743	$23,743

(1)	Included in the consolidated balance sheets within additional paid-in capital, net of $0.7 million in equity issuance costs.
During the three months ended March 31, 2016, in relation to the 2020 Notes, the Company recorded $2.2 million, $0.3 million and $1.1 million related to the contractual coupon interest, amortization of financing costs and amortization of debt discount, respectively, in interest expense in its consolidated statements of operations.
9.    Derivative Instruments
The Company employs a variety of derivative instruments to manage its exposure to fluctuations in electricity prices, interest rates and foreign currency exchange rates. Energy prices are subject to wide swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists primarily on variable-rate debt for which the cash flows vary based upon movement in market prices. Additionally, the Company is exposed to foreign currency exchange rate risk primarily from its business operations in Canada and Chile. The Company’s objectives for holding these derivative instruments include reducing, eliminating and efficiently managing the economic impact of these exposures as effectively as possible. The Company does not hedge all of its electricity price risk, interest rate risks, and foreign currency exchange rate risks, thereby exposing the unhedged portions to changes in market prices.
As of March 31, 2016, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the normal purchase normal sale scope exception and were therefore exempt from fair value accounting treatment.

The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets (in thousands):

	March 31, 2016
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives:
Interest rate swaps	$—	$—	$11,416	$43,285

Fair Value of Undesignated Derivatives:
Interest rate swaps	$—	$—	$4,642	$12,290
Energy derivative	20,993	37,865	—	—
Foreign currency forward contracts	1,035	—	306	579

Total Fair Value	$22,028	$37,865	$16,364	$56,154

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives:
Interest rate swaps	$—	$—	$10,034	$24,360

Fair Value of Undesignated Derivatives:
Interest rate swaps	$—	$559	$4,309	$4,299
Energy derivative	20,856	42,827	—	—
Foreign currency forward contracts	3,482	628	—	—

Total Fair Value	$24,338	$44,014	$14,343	$28,659
The following table summarizes the notional amounts of the Company's outstanding derivative instruments (in thousands except for MWh):

	Unit of Measure	March 31, 2016	December 31, 2015
Designated Derivative Instruments
Interest rate swaps	USD	$375,003	$379,808
Interest rate swaps	CAD	$196,875	$196,988

Undesignated Derivative Instruments
Interest rate swaps	USD	$273,400	$275,424
Energy derivative	MWh	1,565,280	1,707,350
Foreign currency forward contracts	CAD	$58,800	$62,300
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest swaps that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the period or periods during which a cash settlement occurs. The designated interest rate swaps have remaining maturities ranging from approximately 11.5 years to 20.5 years.
The following table presents gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in accumulated other comprehensive loss, as well as amounts reclassified to earnings for the following periods (in thousands):

		Three months ended March 31,
	Description	2016	2015
Gains (losses) recognized in accumulated OCI	Effective portion of change in fair value	$(20,697)	$(10,757)
Gains (losses) reclassified from accumulated OCI into:
Interest expense	Derivative settlements	$(2,902)	$(3,491)
Gains (losses) recognized in interest expense	Ineffective portion	$(89)	$—
The Company estimates that $11.4 million in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months.
Derivatives Not Designated as Hedging Instruments
The following table presents gains and losses on derivatives not designated as hedges (in thousands):

			Three months ended March 31,
Derivative Type	Financial Statement Line Item	Description	2016	2015
Interest rate derivatives	(Loss) gain on undesignated derivatives, net	Change in fair value, net of settlements	$(8,881)	$(3,072)
Interest rate derivatives	(Loss) gain on undesignated derivatives, net	Derivative settlements	$(1,326)	$(959)
Energy derivative	Electricity sales	Change in fair value, net of settlements	$(4,825)	$2,972
Energy derivative	Electricity sales	Derivative settlements	$6,733	$6,169
Foreign currency forward contracts	(Loss) gain on undesignated derivatives, net	Change in fair value, net of settlements	$(3,961)	$631
Foreign currency forward contracts	(Loss) gain on undesignated derivatives, net	Derivative settlements	$537	$—
Interest Rate Swaps
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest rate swaps that are not designated and do not qualify as cash flow hedges, the changes in fair value are recorded in (loss) gain on undesignated derivatives, net in the consolidated statements of operations as these hedges are not accounted for under hedge accounting. The undesignated interest rate swaps have remaining maturities ranging from approximately 5.0 years to 14.3 years.
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
In January 2016, the Company received $61.2 million of cash collateral related to the energy derivative, as a result of the counterparty's credit rating downgrade. The Company does not have the right to pledge, invest, or use the cash collateral for general corporate purposes. The Company recorded the cash collateral as funds deposited by counterparty and a corresponding obligation to return the cash collateral to counterparty deposit liability on the consolidated balance sheet as of March 31, 2016. The cash was deposited into a separate custodial account for which the Company is not entitled to the interest earned on the cash collateral.

Foreign Currency Forward Contracts
The Company has established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in the Company’s cash flow, which may have an adverse impact to our short-term liquidity or financial condition. A majority of the Company’s power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. The Company enters into foreign currency forward contracts at various times to mitigate the currency exchange rate risk on Canadian dollar denominated cash flows. These instruments have remaining maturities ranging from one to eighteen months. The foreign currency forward contracts are considered non-designated derivative instruments and are not used for trading or speculative purposes. As a result, changes in fair value and settlements are recorded in loss on undesignated derivatives, net in the consolidated statements of operations.
10.    Accumulated Other Comprehensive Loss
The following tables summarize the changes in the accumulated other comprehensive loss balance, net of tax, by component as follows (in thousands):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2014	$(19,338)	$(26,672)	$(7,903)	$(53,913)
Other comprehensive loss before reclassifications	(9,194)	(10,757)	(2,402)	(22,353)
Amounts reclassified from accumulated other comprehensive loss	—	3,491	474	3,965
Net current period other comprehensive loss	(9,194)	(7,266)	(1,928)	(18,388)
Balances at March 31, 2015	$(28,532)	$(33,938)	$(9,831)	$(72,301)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, March 31, 2015	—	(9,869)	—	(9,869)
Accumulated other comprehensive loss attributable to Pattern Energy, March 31, 2015	$(28,532)	$(24,069)	$(9,831)	$(62,432)

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2015	$(48,285)	$(13,462)	$(12,131)	$(73,878)
Other comprehensive income (loss) before reclassifications	10,862	(20,697)	(7,414)	(17,249)
Amounts reclassified from accumulated other comprehensive loss	—	2,902	1,253	4,155
Net current period other comprehensive income (loss)	10,862	(17,795)	(6,161)	(13,094)
Balances at March 31, 2016	$(37,423)	$(31,257)	$(18,292)	$(86,972)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, March 31, 2016	—	(1,353)	—	(1,353)
Accumulated other comprehensive loss attributable to Pattern Energy, March 31, 2016	$(37,423)	$(29,904)	$(18,292)	$(85,619)
Amounts reclassified from accumulated other comprehensive loss into net loss for the effective portion of change in fair value of derivatives is recorded to interest expense in the consolidated statements of operations. Amounts reclassified from accumulated other comprehensive loss into net loss for the Company’s proportionate share of equity investee’s other comprehensive loss is recorded to earnings (losses) in unconsolidated investments, net in the consolidated statements of operations.
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
Short-term Financial Instruments
Short-term financial instruments consist principally of cash and cash equivalents, restricted cash, funds deposited by counterparty, trade receivables, current portion of prepaid expenses, related party receivable/payable, reimbursable interconnection costs, accounts payable and other accrued liabilities, accrued construction costs, counterparty deposit liability, accrued interest, dividends payable and the revolving credit facility. Based on the nature and short maturity of these instruments, their carrying cost approximates their fair value, and they are presented in the Company’s financial statements at carrying cost. The fair values of cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The Company’s financial assets and liabilities which require fair value measurement on a recurring basis are classified within the fair value hierarchy as follows (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Energy derivative	—	—	58,858	58,858
Foreign currency forward contracts	—	1,035	—	1,035
	$—	$1,035	$58,858	$59,893
Liabilities
Interest rate swaps	$—	$71,633	$—	$71,633
Foreign currency forward contracts	—	885	—	885
	$—	$72,518	$—	$72,518

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$559	$—	$559
Energy derivative	—	—	63,683	63,683
Foreign currency forward contracts	—	4,110	—	4,110
	$—	$4,669	$63,683	$68,352
Liabilities
Interest rate swaps	$—	$43,002	$—	$43,002
	$—	$43,002	$—	$43,002

Level 2 Inputs
Derivative instruments subject to re-measurement are presented in the financial statements at fair value. The Company's interest rate swaps were valued by discounting the net cash flows using the forward LIBOR curve with the valuations adjusted by the Company’s credit default hedge rate. The Company’s foreign currency forward contracts were valued using the income approach based on the present value of the forward rates less the contract rates, multiplied by the notional amounts.
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
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows (in thousands, for fair value):

March 31, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$58,858	Discounted cash flow	Forward electricity prices	$10.44 - $67.99(1)
			Discount rate	0.63% - 0.97%

December 31, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$63,683	Discounted cash flow	Forward electricity prices	$12.48 - $74.94(1)
			Discount rate	0.61% - 1.46%

(1)	Represents price per MWh
The following table presents a reconciliation of the energy derivative contract measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Three months ended March 31,
	2016	2015
Balances, beginning of period	$63,683	$64,475
Total gains included in electricity sales	1,908	9,141
Settlements	(6,733)	(6,169)
Balances, end of period	$58,858	$67,447
During the three months ended March 31, 2016 and 2015, the Company recognized unrealized gains (losses) on the energy derivative of $(4.8) million and $3.0 million, respectively which were recorded to electricity sales on the consolidated statements of operations.

Financial Instruments not Measured at Fair Value
The following table presents the carrying amount and fair value and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets, but for which fair value is disclosed (in thousands):

		Fair Value
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
March 31, 2016
Convertible senior notes	$198,733	$—	$206,145	$—	$206,145
Long-term debt, including current portion	$1,220,384	$—	$1,206,259	$—	$1,206,259
December 31, 2015
Convertible senior notes	$197,362	$—	$189,863	$—	$189,863
Long-term debt, including current portion	$1,218,524	$—	$1,192,286	$—	$1,192,286
Long-term debt and the convertible senior notes are presented on the consolidated balance sheets, net of financing costs, discounts and premiums. The fair value of variable interest rate long-term debt is approximated by its carrying cost. The fair value of fixed interest rate long-term debt is estimated based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied, using the net present value of cash flow streams over the term using estimated market rates for similar instruments and remaining terms.
12.    Stockholders' Equity
Dividends
The following table presents cash dividends declared on Class A common stock for the periods presented:

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2016:
First Quarter	$0.3810	February 24, 2016	March 31, 2016	April 29, 2016
Noncontrolling Interests
The table below presents the balances for noncontrolling interests by project as follows (in thousands):

	March 31, 2016	December 31, 2015
El Arrayán	$32,896	$34,224
Logan's Gap	187,521	190,397
Panhandle 1	195,214	195,791
Panhandle 2	185,145	184,773
Post Rock	191,537	196,346
Amazon Wind Farm Fowler Ridge	141,389	142,731
Noncontrolling interest	$933,702	$944,262

The table below presents the components of total noncontrolling interest as reported in stockholders’ equity and the consolidated balance sheets as follows (in thousands):

	Capital	Accumulated Income (Loss)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balances at December 31, 2014	$529,539	$9,892	$(8,845)	$530,586
Distributions to noncontrolling interests	(748)	—	—	(748)
Net loss	—	(2,160)	—	(2,160)
Other comprehensive loss, net of tax	—	—	(1,024)	(1,024)
Balances at March 31, 2015	$528,791	$7,732	$(9,869)	$526,654

Balances at December 31, 2015	$972,241	$(27,426)	$(553)	$944,262
Distributions to noncontrolling interests	(3,917)	—	—	(3,917)
Other	(465)	—	—	(465)
Net loss	—	(5,378)	—	(5,378)
Other comprehensive loss, net of tax	—	—	(800)	(800)
Balances at March 31, 2016	$967,859	$(32,804)	$(1,353)	$933,702
13.    Loss Per Share
The Company computes loss per share attributable to common stockholders using the two-class method as the Company has outstanding shares that meet the definition of participating securities. The two-class method is used to determine net loss per share for each class of common stock and participating securities according to dividends declared or accumulated in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends as if all income for the period has been distributed.
The Company computes basic loss per share by dividing net loss attributable to common stockholders (adjusted by net loss allocated to participating securities) by the weighted-average number of shares outstanding for the period. Diluted net loss attributable to common stockholders is adjusted to reallocate undistributed earnings based on the potential impact of dilutive securities (i.e. convertible senior notes). Diluted loss per share is computed by dividing diluted net loss attributable to common stockholders by the weighted-average number of shares outstanding for the period, adjusted for the inclusion of potentially dilutive common shares assuming the dilutive effect of stock options, unvested restricted stock awards (RSAs), unreleased deferred restricted stock units (RSUs) and convertible senior notes.
The Company's deferred RSUs are deemed to be participating securities upon vesting, prior to release, as the vested units entitle each holder to non-forfeitable dividend rights.
Potentially dilutive securities are determined by applying the treasury stock method to the assumed exercise of in-the-money stock options and the assumed vesting of outstanding RSAs and release of RSUs. Potentially dilutive securities related to convertible senior notes are determined using the if-converted method.
For the three months ended March 31, 2016 and 2015, the Company excluded 8,028,616 and 72,385, respectively, of potentially dilutive securities from the diluted EPS calculation as their effect is anti-dilutive.

The computations for Class A basic and diluted loss per share are as follows (in thousands except share data):

	Three months ended March 31,
	2016	2015
Numerator for basic and diluted loss per share:
Net loss attributable to Pattern Energy	$(23,670)	$(19,899)
Less: dividends declared on Class A common stock	(28,549)	(23,624)
Less: earnings allocated to participating securities	(10)	—
Undistributed loss attributable to common stockholders	$(52,229)	$(43,523)

Denominator for loss per share:
Weighted average number of shares:
Class A common stock - basic and diluted	74,437,998	65,892,005

Calculation of basic and diluted loss per share:
Dividends	$0.38	$0.36
Undistributed loss	(0.70)	(0.66)
Basic and diluted loss per share	$(0.32)	$(0.30)

Dividends declared per Class A common share	$0.38	$0.34

14.    Commitments and Contingencies
Letters of Credit
Power Sale Agreements
The Company owns and operates wind power projects, and has entered into various long-term PSAs that terminate from 2019 to 2039. The terms of these agreements generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the agreement. Under the terms of these agreements, as of March 31, 2016, the Company issued irrevocable letters of credits to guarantee its performance for the duration of the agreements totaling $108.1 million.
Project Finance Agreements
The Company has various project finance agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of March 31, 2016, the Company issued irrevocable letters of credit totaling $113.6 million to ensure performance under these various project finance agreements.
Contingencies
Turbine Operating Warranties and Service Guarantees
The Company has various turbine availability warranties and service guarantees from either its turbine manufacturers or service and maintenance providers. The service guarantees, primarily from one provider, are associated with long-term turbine service arrangements which commenced on various dates in 2014 and 2015 for certain wind projects. Pursuant to these warranties and service guarantees, if a turbine operates at less than minimum availability during the warranty period, the turbine manufacturer or service provider is obligated to pay, as liquidated damages, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, if a turbine operates at more than a specified availability during the warranty period, the Company has an obligation to pay a bonus to the turbine manufacturer or service provider. As of March 31, 2016, the Company recorded liabilities of $2.7 million associated with bonuses payable to the turbine manufacturers and service providers.
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
15.    Related Party Transactions
Management Services Agreement and Shared Management
The Company has entered into a bilateral Management Services Agreement with Pattern Development which provides for the Company and Pattern Development to benefit, primarily on a cost-reimbursement basis plus a 5% fee on certain direct costs, including the parties’ respective management and other professional, technical and administrative personnel, all of whom report to the Company’s executive officers. Costs and expenses incurred at Pattern Development or its subsidiaries on the Company's behalf will be allocated to the Company. Conversely, costs and expenses incurred at the Company or its subsidiaries on the behalf of Pattern Development will be allocated to Pattern Development.
Pursuant to the bilateral Management Services Agreement, certain of the Company’s executive officers, including its Chief Executive Officer (shared PEG executives), also serve as executive officers of Pattern Development and devote their time to both the Company and Pattern Development as is prudent in carrying out their executive responsibilities and fiduciary duties. The shared PEG executives have responsibilities for both the Company and Pattern Development and, as a result, these individuals do not devote all of their time to the Company’s business. Under the terms of the Management Services Agreement, Pattern Development is required to reimburse the Company for an allocation of the compensation paid to such shared PEG executives reflecting the percentage of time spent providing services to Pattern Development.
The following table presents net bilateral management service cost reimbursements included in the consolidated statements of operations (in thousands):

	Three months ended March 31,
	2016	2015
Related party general and administrative	$(1,897)	$(1,808)
Related party income	1,007	668
Total	$(890)	$(1,140)
As of March 31, 2016 and December 31, 2015, the net amounts payable to Pattern Development for bilateral management service cost reimbursements were $0.3 million and $1.6 million, respectively. In addition, the Company recorded a receivable of $0.1 million and $0.1 million as of March 31, 2016 and December 31, 2015, respectively, related to expense reimbursements due from Pattern Development.
Management Fees
The Company provides management services and receives a fee for such services under agreements with its joint venture investees, South Kent, Grand and K2, in addition to various Pattern Development subsidiaries. The following table presents revenue for these agreements included in the consolidated statements of operations (in thousands):

	Three months ended March 31,
	2016	2015
Related party revenue	$1,215	$803
Total	$1,215	$803
A related party receivable of $0.6 million and $0.6 million was recorded in the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.
16.    Subsequent Events
On May 4, 2016, the Company declared an increased dividend for the second quarter, payable on July 29, 2016, to holders of record on June 30, 2016, in the amount of $0.3900 per Class A share, or $1.56 on an annualized basis. This is a 2.4% increase from the first quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited consolidated financial statements for the three months ended March 31, 2016 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern Energy” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries.
Overview
We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. We hold interests in 16 wind power projects located in the United States, Canada and Chile that use proven, best-in-class technology and have a total owned capacity of 2,282 MW. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price power sale agreement (PPA). Eighty-nine percent of the electricity to be generated by our projects will be sold under our power sale agreements which have a weighted average remaining contract life of approximately 14 years.
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
Our growth strategy is focused on the acquisition of operational and construction-ready power projects from Pattern Development and other third parties that we believe will contribute to the growth of our business and enable us to increase our dividend per Class A share over time. Pattern Development is a leading developer of renewable energy and transmission projects. We believe Pattern Development’s ownership position in our company incentivizes Pattern Development to support the successful execution of our objectives and business strategy, including through the development of projects to the stage where they are at least construction-ready. Currently, Pattern Development has a 5,900 MW pipeline of development projects, all of which are subject to our right of first offer. We target achieving a total owned capacity of 5,000 MW by year end 2019 through a combination of acquisitions from Pattern Development and third parties capitalizing on the large fragmented global renewable energy market. In addition, we expect opportunities in Japan and Mexico will form part of our growth strategy.
The discussion and analysis below has been organized as follows:

•	Recent Developments

•	Key Metrics

•	Results of Operations

•	Liquidity and Capital Resources

◦	Sources of Liquidity

◦	Uses of Liquidity

•	Critical Accounting Policies and Estimates

Recent Developments
We are in advanced discussions with respect to a potential transaction with Pattern Development that, should we be successful in its pursuit, could result during the next 30 to 45 days in an approximately one-year forward commitment to acquire one or more projects from Pattern Development pursuant to our Project Purchase Rights. While we do not have any binding agreements for such an acquisition, and we may not reach agreement with respect to the potential acquisition, we do not believe that we will need to raise equity in order to complete the acquisition and expect to fund the contemplated cash purchase price using available liquidity and, as necessary, project holding company debt financing that Pattern Development will be securing for our benefit as part of the potential transaction prior to our executing a binding forward purchase commitment. Any such transaction would be subject to the review and recommendation by our conflicts committee which is comprised solely of independent directors.
On May 4, 2016, Mr. Kevin Deters was appointed as an officer of the Company in the role of Vice President, Engineering, Siting and Construction. In this role, Mr. Deters and the teams he works with will support siting, meteorological review, layout, engineering and construction of the generation and transmission facilities. Mr. Deters joined the Company in August 2014. Prior to joining the Company, Mr. Deters had worked at Mortenson for 14 years where he most recently was the vice president and general manager of their electrical division. He had also served as the director of operations for Mortenson’s US and Canadian wind farm construction. Mr. Deters has managed a variety of construction projects in his career, including manufacturing facilities, gas fired energy projects, wind farms, solar facilities, and high voltage transmission. He holds a bachelor’s degree in civil engineering from Iowa State University.
Mr. Dean Russell, as an initial step towards retirement, will transition to Vice President for special projects.
Below is a summary of our Identified ROFO Projects that we expect to acquire from Pattern Development in connection with our purchase right.

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development- Owned (4)
Armow	Operational	Ontario	2014	2015	PPA	180	90
Kanagi Solar	Operational	Japan	2014	2016	PPA	14	6
Futtsu Solar	Operational	Japan	2014	2016	PPA	42	19
Meikle	In construction	British Columbia	2015	2016	PPA	180	180
Conejo Solar	In construction	Chile	2015	2016	PPA	104	84
Belle River	Securing final permits	Ontario	2016	2017	PPA	100	50
Broadview projects	Late stage development	New Mexico	2016	2017	PPA	324	259
Grady	Late stage development	New Mexico	2016	2017	PPA	220	176
Henvey Inlet	Late stage development	Ontario	2016	2017	PPA	300	150
North Kent	Late stage development	Ontario	2016	2017	PPA	100	43
Mont Sainte-Marguerite	Late stage development	Québec	2016	2017	PPA	147	147
Ohorayama	Late stage development	Japan	2016	2017	PPA	33	31
Tsugaru	Late stage development	Japan	2017	2018	PPA	126	63
						1,870	1,298

(1)	Represents year of actual or anticipated commencement of construction.

(2)	Represents year of actual or anticipated commencement of commercial operations.

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

Key Metrics
We regularly review a number of financial measurements and operating metrics to evaluate our performance, measure our growth and make strategic decisions. In addition to traditional U.S. GAAP performance and liquidity measures, such as total revenue, cost of revenue, net loss and net cash provided by operating activities, we also consider cash available for distribution as a supplemental liquidity measure and Adjusted EBITDA, MWh sold and average realized electricity price in evaluating our operating performance. We disclose cash available for distribution, which is a non-U.S. GAAP measure, because management recognizes that it will be used as a supplemental measure by investors and analysts to evaluate our liquidity. We disclose Adjusted EBITDA, which is a non-U.S. GAAP measure, because management believes this metric assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that our management believes are not indicative of our core operating performance. Each of these key metrics is discussed below.
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
The most directly comparable U.S. GAAP measure to cash available for distribution is net cash provided by operating activities. The following table is a reconciliation of our net cash provided by operating activities to cash available for distribution for the periods presented (unaudited and in thousands):

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$14,721	$16,239
Changes in operating assets and liabilities	18,967	(4,657)
Network upgrade reimbursement	—	618
Release of restricted cash to fund project and general and administrative costs	590	—
Operations and maintenance capital expenditures	(230)	(38)
Transaction costs for acquisitions	13	420
Distributions from unconsolidated investments	19,814	6,076
Other	—	(144)
Less:
Distributions to noncontrolling interests	(3,917)	(748)
Principal payments paid from operating cash flows	(8,943)	(8,435)
Cash available for distribution	$41,015	$9,331
Cash available for distribution was $41.0 million for the three months ended March 31, 2016 as compared to $9.3 million for the same period in the prior year. This $31.7 million increase in cash available for distribution was due to additional revenues of $31.3 million (excluding unrealized loss on energy derivative and amortization of PPAs) primarily from projects which commenced commercial operations or were acquired during 2015. In addition, we received an increase of $14.1 million in cash distributions from our unconsolidated investments when compared to the same period in the prior year due to full operation at each of our unconsolidated investments in 2016. These increases were partially offset by increases in project expenses of $7.0 million and operating expenses of $3.4 million, primarily from projects which commenced commercial operations or were acquired during 2015, as well as, increased interest payments of $3.1 million and distributions to noncontrolling interests of $3.2 million.
Adjusted EBITDA
We define Adjusted EBITDA as net loss before net interest expense, income taxes, and depreciation, amortization and accretion, including our proportionate share of net interest expense, income taxes, and depreciation, amortization and accretion of unconsolidated investments. Adjusted EBITDA also excludes the effect of certain mark-to-market adjustments and infrequent items not related to normal or ongoing operations, such as early payment of debt, realized derivative gain or loss from refinancing transactions, gain or loss related to acquisitions or divestitures, and adjustments from unconsolidated investments. In calculating Adjusted EBITDA, we exclude mark-to-market adjustments to the value of our derivatives because we believe that it is useful for investors to understand, as a supplement to net loss and other traditional measures of operating results, the results of our operations without regard to periodic, and sometimes material, fluctuations in the market value of such assets or liabilities.

During the three months ended March 31, 2016, we suspended the equity method of accounting for our investment at South Kent as our investment was reduced to zero. Our definition of Adjusted EBITDA has accordingly been modified in the current period to include adjustments from unconsolidated investments.
The most directly comparable U.S. GAAP measure to Adjusted EBITDA is net loss. The following table reconciles net loss to Adjusted EBITDA for the periods presented (unaudited and in thousands):

	Three months ended March 31,
	2016	2015
Net loss	$(29,048)	$(22,059)
Plus:
Interest expense, net of interest income	20,315	17,699
Tax provision (benefit)	1,298	(746)
Depreciation, amortization and accretion	45,384	29,056
EBITDA	37,949	23,950
Unrealized loss (gain) on energy derivative (1)	4,825	(2,972)
Loss on undesignated derivatives, net	13,631	3,400
Net (gain) loss on transactions	(33)	1,284
Adjustments from unconsolidated investments	(1,712)	—
Plus, proportionate share from unconsolidated investments:
Interest expense, net of interest income	7,219	5,438
Depreciation, amortization and accretion	6,293	4,509
Loss on undesignated derivatives, net	9,916	11,134
Adjusted EBITDA	$78,088	$46,743

(1)	Amount is included in electricity sales on the consolidated statements of operations.
Adjusted EBITDA for the three months ended March 31, 2016 was $78.1 million compared to $46.7 million for the same period in the prior year, an increase of $31.3 million, or approximately 67.1%. The increase in Adjusted EBITDA for the three months ended March 31, 2016 as compared to the same period in the prior year was primarily attributable to projects which commenced commercial operations or were acquired since May 2015.
MWh Sold and Average Realized Electricity Price
The number of consolidated MWh, unconsolidated investments proportional MWh and proportional MWh sold, as well as consolidated average realized price per MWh and the proportional average realized price per MWh sold, are the operating metrics that help explain trends in our revenue, earnings from our unconsolidated investments and net loss attributable to us.

•
Consolidated MWh sold for any period presented, represents 100% of MWh sold by wholly-owned and partially-owned subsidiaries in which we have a controlling interest and are consolidated in our consolidated financial statements;

•	Noncontrolling interest MWh represents that portion of partially-owned subsidiaries not attributable to us;

•	Controlling interest in consolidated MWh is the difference between the consolidated MWh sold and the noncontrolling interest MWh;

•	Unconsolidated investments proportional MWh is our proportion in MWh sold from our equity method investments;

•	Proportional MWh sold for any period presented, represents the sum of the controlling interest and our percentage interest in our unconsolidated investments; and

•
Average realized electricity price for each of consolidated MWh sold, unconsolidated investments proportional MWh sold and proportional MWh sold represents (i) total revenue from electricity sales for each of the respective MWh sold, discussed above, excluding unrealized gains and losses on our energy derivative and the amortization of finite-lived intangible assets and liabilities, divided by (ii) the respective MWh sold.

The following table presents selected operating performance metrics for the periods presented (unaudited):

	Three months ended March 31,
MWh sold	2016	2015	$ Change	% Change
Consolidated MWh sold	1,783,413	916,247	867,166	94.6%
Less: noncontrolling MWh	(262,045)	(158,303)	(103,742)	65.5%
Controlling interest in consolidated MWh	1,521,368	757,944	763,424	100.7%
Unconsolidated investments proportional MWh	279,666	178,037	101,629	57.1%
Proportional MWh sold	1,801,034	935,981	865,053	92.4%

Average realized electricity price per MWh
Consolidated average realized electricity price per MWh	$51	$67	$(16)	(23.9)%
Unconsolidated investments proportional average realized electricity price per MWh	$108	$121	$(13)	(10.7)%
Proportional average realized electricity price per MWh	$63	$79	$(16)	(20.3)%
Our consolidated MWh sold for the three months ended March 31, 2016 was 1,783,413 MWh, as compared to 916,247 MWh for the three months ended March 31, 2015, an increase of 867,166 MWh, or 94.6%. The change in consolidated MWh sold was primarily attributable to:

•	an increase in volume of 368,671 MWh from projects which commenced commercial operations since the third quarter of 2015;

•	an increase in volume of 343,777 MWh from projects acquired in May 2015; and

•	an increase in volume of 154,718 from projects in operation prior to 2015.
Our proportional MWh sold for the three months ended March 31, 2016 was 1,801,034 MWh, as compared to 935,981 MWh for the three months ended March 31, 2015, an increase of 865,053 MWh, or 92.4%. The change in proportional MWh sold was primarily attributable to:

•	an increase in volume of 763,424 MWh from controlling interest in consolidated MWh; and

•	an increase in volume of 101,629 MWh from unconsolidated investments due primarily to the acquisition of K2 in June 2015.
Our consolidated average realized electricity price was $51 per MWh for the three months ended March 31, 2016 as compared to $67 per MWh for the three months ended March 31, 2015. The decrease of $16 per MWh was primarily due to new projects which were acquired or commenced commercial operation since June 2014 at lower PPA pricing, on average, than projects in operation prior to June 2014.
Proportional average realized electricity price was $63 per MWh for the three months ended March 31, 2016 as compared to $79 per MWh for the three months ended March 31, 2015. The $16 per MWh decrease in the proportional average realized electricity price was primarily due to the impact of foreign exchange on revenue denominated in the Canadian dollar at our Canadian projects and, similar to consolidated average realized electricity prices, new projects which were acquired or commenced commercial operation since June 2014 at lower PPA pricing, on average, than projects in operation prior to June 2014.

Results of Operations
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
The following table provides selected financial information for the periods presented and is unaudited (in thousands, except percentages):

	Three months ended March 31,
	2016	2015	$ Change	% Change
Revenue	$87,639	$64,866	$22,773	35.1%
Total cost of revenue	75,657	54,302	21,355	39.3%
Total operating expenses	11,466	8,029	3,437	42.8%
Total other expense	28,266	25,340	2,926	11.5%
Net loss before income tax	(27,750)	(22,805)	(4,945)	21.7%
Tax provision (benefit)	1,298	(746)	2,044	(274.0)%
Net loss	(29,048)	(22,059)	(6,989)	31.7%
Net loss attributable to noncontrolling interest	(5,378)	(2,160)	(3,218)	149.0%
Net loss attributable to Pattern Energy	$(23,670)	$(19,899)	$(3,771)	19.0%
Total Revenue
Total revenue for the three months ended March 31, 2016 was $87.6 million compared to $64.9 million for the three months ended March 31, 2015, an increase of $22.8 million, or approximately 35.1%. The increase in total revenue for the three months ended March 31, 2016 as compared to the same period in the prior year was primarily attributable to:

•	$15.6 million from projects acquired in May 2015;

•	$9.4 million in additional electricity sales from a project which commenced commercial operations since the third quarter of 2015; and

•	$4.3 million from projects in operation prior to 2015.
The increases in total revenues were partially offset by a $7.8 million increase in unrealized losses due to rise in future price curves when compared to the prior year.
Cost of revenue
Cost of revenue for the three months ended March 31, 2016 was $75.7 million compared to $54.3 million for the three months ended March 31, 2015, an increase of $21.4 million, or approximately 39.3%. The increase in cost of revenue for the three months ended March 31, 2016 as compared to the same period in the prior year was primarily attributable to a $14.1 million increase in depreciation expense, $3.9 million increase in turbine operations and maintenance expense, $1.1 million for land lease expense, and $1.1 million for property taxes primarily for new projects which were acquired in May 2015 or became commercially operable since the third quarter of 2015.
Operating expenses
Operating expenses for the three months ended March 31, 2016 were $11.5 million compared to $8.0 million for the three months ended March 31, 2015, an increase of $3.4 million, or approximately 42.8%. The increase in operating expenses for the three months ended March 31, 2016 as compared to the same period in the prior year was primarily attributable to:

•	a $1.5 million increase in payroll and non-cash stock based compensation; and

•	a $1.1 million increase in professional fees.

Other expense
Other expense for the three months ended March 31, 2016 was $28.3 million compared to $25.3 million for the three months ended March 31, 2015, an increase of $2.9 million, or approximately 11.5%. The change was primarily attributable to:

•
a $8.1 million increase in interest expense primarily due to the issuance of convertible debt in July 2015, increased loan balances on the Revolving Credit Facility and an additional loan for an acquired project in 2015;

•	a $6.2 million increase in loss on undesignated derivatives, net primarily due to losses from lower interest rate price curves compared to the interest rate price curves in the prior year; and

•	a $4.1 million increase in losses from foreign currency derivative transactions.
These increases were partially offset by the following:

•	a $6.9 million increase in earnings (losses) in unconsolidated investments, net due primarily due to the acquisition of K2 in 2015;

•	a $4.7 million decrease in interest expense primarily associated with prior period project-level debt extinguishment and refinancings; and

•	a $3.2 million increase in other income combined with decreased net losses on transactions.
Tax provision
The tax provision was $1.3 million for the three months ended March 31, 2016 compared to a tax benefit of $0.7 million for the three months ended March 31, 2015. The provision for the three months ended March 31, 2016 was primarily the result of recording a deferred tax liability on the recognized equity income from operations in unconsolidated investments, tax expense in our Canadian and Puerto Rican operations and the foreign withholding taxes on intercompany transactions in certain foreign jurisdictions offset by recognizing a deferred tax asset on the recognized losses in Chile. The benefit for the three months ended March 31, 2015 was primarily the result of recognizing a deferred tax asset on equity losses in unconsolidated investments associated with unrealized losses on derivatives partially offset by tax expense at our Canadian and Puerto Rican operations, and foreign withholding taxes on intercompany transactions in certain foreign jurisdictions.
Noncontrolling interest
The net loss attributable to noncontrolling interest was $5.4 million for the three months ended March 31, 2016 compared to a $2.2 million net loss attributable to noncontrolling interest for the three months ended March 31, 2015. The increased loss of $3.2 million was primarily attributable to allocations of losses for tax equity projects which commenced commercial operations or were acquired since May 2015.
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

The principal indicators of our liquidity are our unrestricted and restricted cash balances and availability under our revolving credit facility and project level facilities. Our available liquidity is as follows (in millions):

March 31, 2016
Unrestricted cash	$90.6
Restricted cash	27.1
Revolver availability	113.3
Project facilities:
Post construction use	104.3
$335.3
We believe that throughout 2016, we will have sufficient liquid assets, cash flows from operations, and borrowings available under our revolving credit facility to meet our financial commitments, debt service obligations, contingencies and anticipated required capital expenditures, not including capital required for additional project acquisitions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corresponding adverse effect on our borrowing capacity.
As discussed earlier in "Recent Developments" we are in advanced discussions with respect to a potential transaction with Pattern Development. While we do not have any binding agreements for such an acquisition, and we may not reach agreement with respect to the potential acquisition, we do not believe that we will need to raise equity in order to complete the acquisition and expect to fund the contemplated cash purchase price using available liquidity and, as necessary, project holding company debt financing that Pattern Development will be securing for our benefit as part of the potential transaction prior to our executing a binding forward purchase commitment.
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
Cash Flows
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities, as well as cash available for distribution discussed earlier, to evaluate our periodic cash flow results. Below is a summary of our cash flows for each period (in millions):

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$14.7	$16.2
Net cash provided by (used in) investing activities	15.6	(41.3)
Net cash (used in) provided by financing activities	(36.4)	169.6
Effect of exchange rate changes on cash and cash equivalents	1.8	(2.9)
Net change in cash and cash equivalents	$(4.2)	$141.7
Net cash provided by operating activities
Net cash provided by operating activities was $14.7 million for the three months ended March 31, 2016 as compared to $16.2 million in the prior year, a decrease of $1.5 million, or approximately 9.3%. The decrease in cash provided by operating activities was primarily the result of increases of $7.0 million in project expenses and $3.4 million in operating expenses. Further contributing to the decrease in cash provided by operating activities was an $18.0 million increase in the timing of payments associated primarily with property taxes and accruals from December 2015 and cash payments for interest of $3.1 million. Offsetting decreases in net cash provided by operating activities was higher revenues of $31.3 million from projects which were acquired since May 2015 or which commenced commercial operation since the third quarter of 2015.
Net cash (used in) provided by investing activities
Net cash provided by investing activities was $15.6 million for the three months ended March 31, 2016, which consisted primarily of a $20.0 million decrease in restricted cash, and $19.8 million in distributions from unconsolidated investments, offset by $24.1 million for capital expenditures including $18.0 million related to payments for a project that became commercially operable in the fourth quarter of 2015.
Net cash used in investing activities was $41.3 million for the three months ended March 31, 2015, which consisted primarily of $64.0 million for capital expenditures, including $47.4 million related to the construction at Logan’s Gap. This was partially offset by a $16.0 million release of restricted cash due to the payment of construction reserves and $6.1 million of distributions from unconsolidated investments.
Net cash (used in) provided by financing activities
Net cash used in financing activities for the three months ended March 31, 2016 was $36.4 million, which consisted primarily of dividend payments of $27.7 million, distributions to noncontrolling interests of $3.9 million, and repayment of long-term debt of $8.9 million. Offsetting cash used in financing activities was net decreases in restricted cash of $4.3 million.
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
Uses of Liquidity
Cash Dividends to Investors
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A common stock. On November 26, 2013, we announced the initiation of a quarterly dividend on our Class A common stock. On May 4, 2016, we increased our dividend to $0.3900 per share, or $1.56 per share on an annualized basis, commencing with respect to dividends paid on July 29, 2016 to holders of record on June 30, 2016. The following table sets forth the dividends declared on shares of Class A common stock for the periods indicated.

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2016:
Second Quarter	$0.3900	May 4, 2016	June 30, 2016	July 29, 2016
First Quarter	$0.3810	February 24, 2016	March 31, 2016	April 29, 2016
We established our initial quarterly dividend level based on a targeted cash available for distribution payout ratio of 80% after considering the annual cash available for distribution that we expect our projects will be able to generate following the commencement of commercial operations at all of our construction projects and with due regard to retaining a portion of the cash available for distribution to grow our business. We intend to grow our business primarily through the acquisition of operational and construction-ready power projects, which, we believe, will facilitate the growth of our cash available for distribution and enable us to increase our dividend per share of Class A common stock over time. We may in the future raise capital and make investments in new power projects upon or near the commencement of construction of such projects and therefore prior to the expected commencement of operations of the new projects, which could result in a passage of time of twelve or more months before we begin to receive any cash flow contributions from such projects to our cash available for distribution. In connection with these investments, we may increase our dividends prior to the receipt of such cash flow contributions, which would likely cause our payout ratio to temporarily exceed our targeted run-rate payout ratio. However, the determination of the amount of cash dividends to be paid to holders of our Class A common stock will be made by our Board of Directors and will depend upon our financial condition, results of operations, cash flow, long-term prospects and any other matters that our Board of Directors deem relevant. Refer to Item 1A “Risk Factors—Risks Related to Ownership of our Class A Shares—Risks Regarding our Cash Dividend Policy” in our Annual Report on Form 10-K for the year ended December 31, 2015.

We expect to pay a quarterly dividend on or about the 30th day following each fiscal quarter to holders of record of our Class A common stock on the last day of such quarter.
Capital Expenditures and Investments
We expect to make investments in additional projects. Although we have no commitments to make any such acquisitions, we consider it reasonably likely that we may have the opportunity to acquire certain other Pattern Development projects under our Purchase Rights within the next 24 month period, including a potential transaction as discussed in "Recent Developments." We also evaluate, from time to time, third-party acquisition opportunities. We believe that we will have sufficient cash and revolving credit facility capacity to complete the funding of future construction commitments we may have, but this may be affected by any other acquisitions or investments that we make. To the extent that we make any such investments or acquisitions, we will evaluate capital markets and other corporate financing sources available to us at the time.
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
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015,
Off-Balance Sheet Arrangements
As of March 31, 2016, we are not a party to any off-balance sheet arrangements.
Credit Agreements for Unconsolidated Investments
Below is a summary of our proportion of debt, net of deferred financing costs, in unconsolidated investments, as of March 31, 2016 (in thousands):

	Total Project Debt	Percentage of Ownership	Our Portion of Unconsolidated Project Debt
South Kent	$489,419	50.0%	$244,710
Grand	283,484	45.0%	127,568
K2	606,854	33.3%	202,285
Unconsolidated investments - debt	$1,379,757		$574,563
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Commodity Price Risk
We manage our commodity price risk for electricity sales through the use of long-term power sale agreements with creditworthy counterparties. Our financial results reflect approximately 236,195 MWh of electricity sales during the three months ended March 31, 2016 that were not subject to power sale agreements and were subject to spot market pricing. A hypothetical increase or decrease of $0.30 per MWh (or an approximately 10% change) in these spot market prices would have increased or decreased earnings by $0.1 million for the three months ended March 31, 2016.
Interest Rate Risk
As of March 31, 2016, our long-term debt includes both fixed and variable rate debt. As long term debt is not carried at fair value on the consolidated balance sheets, changes in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments prior to their maturity. As of March 31, 2016, the estimated fair value of our debt was $1.2 billion and the carrying value of our debt was $1.2 billion. The fair value of variable interest rate long-term debt is approximated by its carrying cost. We estimate that a 1% change in market interest rates would have changed the fair value of our fixed rate debt by $32.6 million.
We are exposed to fluctuations in interest rate risk as a result of our variable rate debt and outstanding amounts due under our revolving credit facility. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our revolving credit facility by $0.9 million for the three months ended March 31, 2016.
We may use a variety of derivative instruments, with respect to our variable rate debt, to manage our exposure to fluctuations in interest rates, including interest rate swaps. As a result, our interest rate risk is limited to the unhedged portion of the variable rate debt. As of March 31, 2016, the unhedged portion of our variable rate debt was $52.1 million. A hypothetical increase or decrease in interest rates by 1% would not have a material impact to interest expense for the three months ended March 31, 2016.
Interest Rate Risk and Market Price Risk Involving Convertible Senior Notes
The fair market value of our outstanding convertible senior notes, or "debentures," is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent changes in the fair value of the debentures, or value of common stock, permit the holders of the debentures to convert into shares. See Note 8, Long-term Debt, in the notes to consolidated financial statements for further discussion of the convertible debt. The estimated fair value of convertible debt was $206.1 million as of March 31, 2016. A hypothetical increase or decrease in interest rates by 1% would have resulted in a $7.7 million decrease or $8.0 million increase in the fair value.
Foreign Currency Exchange Rate Risk
Our wind power projects are located in the United States, Canada and Chile. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. When the U.S. dollar strengthens against foreign currencies, the relative value in revenue earned in the respective foreign currency decreases. When the U.S. dollar weakens against foreign currencies, the relative value in revenue earned in the respective foreign currency increases. A majority of our power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. For the three months ended March 31, 2016, our financial results included C$9.3 million, or $6.3 million calculated based on the monthly average exchange rate, in Canadian dollar denominated net loss, from our Canadian operations. A hypothetical increase or decrease of 10% in exchange rates between the Canadian and U.S. dollar would have increased or decreased net earnings of our Canadian operations by $0.6 million for the three months ended March 31, 2016.
In January 2015, we established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in our cash flow, which may have an adverse impact to our short-term liquidity or financial condition. For the three months ended March 31, 2016, we recognized an unrealized loss on foreign currency forward contracts of $4.0 million in loss on undesignated derivatives, net in the consolidated statements of operations. We also recognized a realized gain of $0.5 million in loss on undesignated derivatives, net in the consolidated statements of operations related to foreign currency forward contracts that matured during three months ended March 31, 2016.

As of March 31, 2016, a 10% devaluation in the Canadian dollar to the United States dollar would result in our consolidated balance sheets being negatively impacted by a $13.9 million cumulative translation adjustment in accumulated other comprehensive loss.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject, from time to time, to routine legal proceedings and claims arising out of the normal course of business. There has been no material change in the nature of our legal proceedings from the description provided in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our risk factors as described in such document.
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

Pattern Energy Group Inc.

Dated:	May 9, 2016	By:	/s/ Michael J. Lyon
Michael J. Lyon
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)