Form 10-Q
period 2016-06-30
Pattern Energy Group Inc.
filed 2016-08-05
CIK 1561660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 3, 2016, there were 76,170,183 shares of Class A common stock outstanding with par value of $0.01 per share.

PATTERN ENERGY GROUP INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pattern Energy Group Inc. Consolidated Balance Sheets (In thousands of U.S. Dollars, except share data) (Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents (Note 5)	$87,641	$94,808
Restricted cash (Note 5)	12,228	14,609
Funds deposited by counterparty	49,480	—
Trade receivables (Note 5)	49,329	45,292
Related party receivable	689	734
Reimbursable interconnection costs	—	38
Derivative assets, current	18,381	24,338
Prepaid expenses (Note 5)	11,128	14,498
Other current assets (Note 5)	10,102	6,891
Deferred financing costs, current, net of accumulated amortization of $6,310 and $5,192 as of June 30, 2016 and December 31, 2015, respectively	2,158	2,121
Total current assets	241,136	203,329
Restricted cash (Note 5)	16,372	36,875
Property, plant and equipment, net of accumulated depreciation of $498,867 and $409,161 as of June 30, 2016 and December 31, 2015, respectively (Note 5)	3,225,658	3,294,620
Unconsolidated investments	92,792	116,473
Derivative assets	31,704	44,014
Deferred financing costs	3,572	4,572
Net deferred tax assets	10,888	6,804
Finite-lived intangible assets, net of accumulated amortization of $7,734 and $4,357 as of June 30, 2016 and December 31, 2015, respectively (Note 5)	94,256	97,722
Other assets (Note 5)	23,930	25,183
Total assets	$3,740,308	$3,829,592

Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities (Note 5)	$29,923	$42,776
Accrued construction costs (Note 5)	4,494	23,565
Counterparty deposit liability	49,480	—
Related party payable	833	1,646
Accrued interest (Note 5)	8,916	9,035
Dividends payable	29,711	28,022
Derivative liabilities, current	15,711	14,343
Revolving credit facility	335,000	355,000
Current portion of long-term debt, net of financing costs of $3,638 and $3,671 as of June 30, 2016 and December 31, 2015, respectively	45,721	44,144
Other current liabilities (Note 5)	2,557	2,156
Total current liabilities	522,346	520,687
Long-term debt, net of financing costs of $21,036 and $22,632 as of June 30, 2016 and December 31, 2015, respectively	1,163,229	1,174,380
Convertible senior notes, net of financing costs of $4,449 and $5,014 as of June 30, 2016 and December 31, 2015, respectively	200,103	197,362
Derivative liabilities	69,842	28,659
Net deferred tax liabilities	22,860	22,183
Finite-lived intangible liability, net of accumulated amortization of $3,902 and $2,168 as of June 30, 2016 and December 31, 2015, respectively	56,398	58,132
Other long-term liabilities (Note 5)	60,004	52,427
Total liabilities	2,094,782	2,053,830
Commitments and contingencies (Note 15)
Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 74,930,002 and 74,644,141 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	750	747
Additional paid-in capital	927,812	982,814
Accumulated loss	(104,052)	(77,159)
Accumulated other comprehensive loss	(94,037)	(73,325)
Treasury stock, at cost; 67,344 and 65,301 shares of Class A common stock as of June 30, 2016 and December 31, 2015, respectively	(1,617)	(1,577)
Total equity before noncontrolling interest	728,856	831,500
Noncontrolling interest	916,670	944,262
Total equity	1,645,526	1,775,762
Total liabilities and equity	$3,740,308	$3,829,592
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Operations (In thousands of U.S. Dollars, except share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Electricity sales	$91,370	$82,871	$177,033	$146,996
Related party revenue	1,332	872	2,547	1,675
Other revenue	736	928	1,497	866
Total revenue	93,438	84,671	181,077	149,537
Cost of revenue:
Project expense	33,359	27,981	65,605	53,227
Depreciation and accretion	43,678	34,342	87,089	63,398
Total cost of revenue	77,037	62,323	152,694	116,625
Gross profit	16,401	22,348	28,383	32,912
Operating expenses:
General and administrative	10,362	8,870	19,931	15,091
Related party general and administrative	1,931	1,621	3,828	3,429
Total operating expenses	12,293	10,491	23,759	18,520
Operating income	4,108	11,857	4,624	14,392
Other income (expense):
Interest expense	(21,275)	(18,943)	(42,336)	(36,861)
Gain (loss) on undesignated derivatives, net	(5,879)	4,178	(19,510)	778
Earnings in unconsolidated investments, net	7,240	13,801	11,070	10,719
Related party income	1,097	756	2,104	1,424
Net loss on transactions	(72)	(1,305)	(39)	(2,589)
Other income (expense), net	564	(1,084)	2,120	(1,408)
Total other expense	(18,325)	(2,597)	(46,591)	(27,937)
Net income (loss) before income tax	(14,217)	9,260	(41,967)	(13,545)
Tax provision	1,429	3,603	2,727	2,857
Net income (loss)	(15,646)	5,657	(44,694)	(16,402)
Net loss attributable to noncontrolling interest	(12,423)	(8,660)	(17,801)	(10,820)
Net income (loss) attributable to Pattern Energy	$(3,223)	$14,317	$(26,893)	$(5,582)

Weighted average number of shares:
Class A common stock - Basic	74,443,901	68,943,707	74,440,950	67,426,286
Class A common stock - Diluted	74,443,901	69,147,260	74,440,950	67,426,286
Earnings (loss) per share
Class A common stock:
Basic earnings (loss) per share	$(0.04)	$0.21	$(0.36)	$(0.08)
Diluted earnings (loss) per share	$(0.04)	$0.21	$(0.36)	$(0.08)
Dividends declared per Class A common share	$0.39	$0.35	$0.77	$0.71

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Comprehensive Income (Loss) (In thousands of U.S. Dollars) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(15,646)	$5,657	$(44,694)	$(16,402)
Other comprehensive income (loss):
Foreign currency translation, net of zero tax impact	780	(498)	11,642	(9,692)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit (provision) of $1,379, ($628), $4,102, and $56, respectively	(9,964)	10,100	(30,661)	(657)
Reclassifications to net loss, net of tax impact of $281, $168, $583 and $341, respectively	2,721	3,465	5,623	6,956
Total change in effective portion of change in fair market value of derivatives	(7,243)	13,565	(25,038)	6,299
Proportionate share of equity investee’s derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit (provision) of $1,296, ($7), $3,969 and $859, respectively	(3,594)	20	(11,008)	(2,382)
Reclassifications to net loss, net of tax impact of $470, $206, $922 and $377, respectively	1,304	571	2,557	1,045
Total change in effective portion of change in fair market value of derivatives	(2,290)	591	(8,451)	(1,337)
Total other comprehensive income (loss), net of tax	(8,753)	13,658	(21,847)	(4,730)
Comprehensive income (loss)	(24,399)	19,315	(66,541)	(21,132)
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(12,423)	(8,660)	(17,801)	(10,820)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit (provision) of $164, ($188), $507 and $17, respectively	(442)	955	(1,370)	(985)
Reclassifications to net loss, net of tax impact of $40, $50, $87 and $102, respectively	107	905	235	1,821
Total change in effective portion of change in fair market value of derivatives	(335)	1,860	(1,135)	836
Comprehensive loss attributable to noncontrolling interest	(12,758)	(6,800)	(18,936)	(9,984)
Comprehensive income (loss) attributable to Pattern Energy	$(11,641)	$26,115	$(47,605)	$(11,148)
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Stockholders’ Equity (In thousands of U.S. Dollars, except share data) (Unaudited)

	Class A Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total Equity
Balances at December 31, 2014	62,088,306	$621	(25,465)	$(717)	$723,938	$(44,626)	$(45,068)	$634,148	$530,586	$1,164,734
Issuance of Class A common stock related to the public offering, net of issuance costs	7,000,000	70	—	—	196,089	—	—	196,159	—	196,159
Issuance of Class A common stock under equity incentive award plan	186,136	2	—	—	(2)	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(11,058)	(310)	—	—	—	(310)	—	(310)
Stock-based compensation	—	—	—	—	1,989	—	—	1,989	—	1,989
Dividends declared	—	—	—	—	(48,003)	—	—	(48,003)	—	(48,003)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Acquisition of Post Rock	—	—	—	—	—	—	—	—	205,100	205,100
Other	—	—	—	—	4	—	—	4	—	4
Net loss	—	—	—	—	—	(5,582)	—	(5,582)	(10,820)	(16,402)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(5,566)	(5,566)	836	(4,730)
Balances at June 30, 2015	69,274,442	$693	(36,523)	$(1,027)	$874,015	$(50,208)	$(50,634)	$772,839	$724,191	$1,497,030

Balances at December 31, 2015	74,709,442	$747	(65,301)	$(1,577)	$982,814	$(77,159)	$(73,325)	$831,500	$944,262	$1,775,762
Issuance of Class A common stock under equity incentive award plan	287,904	3	—	—	(3)	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(2,043)	(40)	—	—	—	(40)	—	(40)
Stock-based compensation	—	—	—	—	2,777	—	—	2,777	—	2,777
Dividends declared	—	—	—	—	(57,810)	—	—	(57,810)	—	(57,810)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,187)	(8,187)
Other	—	—	—	—	34	—	—	34	(469)	(435)
Net loss	—	—	—	—	—	(26,893)	—	(26,893)	(17,801)	(44,694)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(20,712)	(20,712)	(1,135)	(21,847)
Balances at June 30, 2016	74,997,346	$750	(67,344)	$(1,617)	$927,812	$(104,052)	$(94,037)	$728,856	$916,670	$1,645,526

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Six months ended June 30,
	2016	2015
Operating activities
Net loss	$(44,694)	$(16,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	87,089	63,841
Amortization of financing costs	3,498	3,636
Amortization of debt discount/premium, net	2,074	—
Amortization of power purchase agreements, net	1,507	—
Loss on derivatives, net	32,209	333
Stock-based compensation	2,777	1,989
Deferred taxes	2,487	2,616
Earnings in unconsolidated investments	(11,070)	(10,719)
Distributions from unconsolidated investments	377	—
Other reconciling items	(965)	1,170
Changes in operating assets and liabilities:
Funds deposited by counterparty	(49,480)	—
Trade receivables	(3,753)	(4,924)
Prepaid expenses	3,400	3,107
Other current assets	(2,998)	334
Other assets (non-current)	1,839	(99)
Accounts payable and other accrued liabilities	(9,631)	615
Counterparty deposit liability	49,480	—
Related party receivable/payable	(735)	(7)
Accrued interest	(178)	689
Other current liabilities	381	1,151
Long-term liabilities	6,363	1,270
Increase in restricted cash	(986)	—
Net cash provided by operating activities	68,991	48,600
Investing activities
Cash paid for acquisitions, net of cash acquired	—	(404,377)
Decrease in restricted cash	20,561	25,277
Increase in restricted cash	(64)	(6,966)
Capital expenditures	(25,953)	(216,499)
Distributions from unconsolidated investments	31,774	13,847
Reimbursable interconnection receivable	38	1,246
Other assets (non-current)	—	(6,074)
Other investing activities	(163)	—
Net cash provided by (used in) investing activities	26,193	(593,546)

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Six months ended June 30,
	2016	2015
Financing activities
Proceeds from public offering, net of issuance costs	$—	$196,591
Repurchase of shares for employee tax withholding	(40)	(310)
Dividends paid	(56,097)	(39,170)
Payment for deferred equity issuance costs	(677)	(2,204)
Capital distributions - noncontrolling interest	(8,187)	(1,511)
Decrease in restricted cash	25,714	18,532
Increase in restricted cash	(22,342)	(21,718)
Refund of deposit for letters of credit	—	3,425
Payment for deferred financing costs	(134)	(5,614)
Proceeds from revolving credit facility	20,000	250,000
Repayment of revolving credit facility	(40,000)	(50,000)
Proceeds from construction loans	—	206,184
Repayment of long-term debt	(22,262)	(25,383)
Other financing activities	(343)	—
Net cash provided by (used in) financing activities	(104,368)	528,822
Effect of exchange rate changes on cash and cash equivalents	2,017	(2,596)
Net change in cash and cash equivalents	(7,167)	(18,720)
Cash and cash equivalents at beginning of period	94,808	101,656
Cash and cash equivalents at end of period	$87,641	$82,936
Supplemental disclosures
Cash payments for income taxes	$155	$186
Cash payments for interest expense, net of capitalized interest	36,535	24,447
Acquired property, plant and equipment from acquisitions	—	579,712
Schedule of non-cash activities
Change in property, plant and equipment	1,302	21,094

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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position at June 30, 2016, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, respectively, and the cash flows for the six months ended June 30, 2016 and 2015, respectively. The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Funds Deposited by Counterparty
As a result of a counterparty's credit rating downgrade, the Company received cash collateral related to an energy derivative agreement, as discussed in Note 10, Derivative Instruments. The Company does not have the right to pledge, invest, or use the cash collateral for general corporate purposes. As of June 30, 2016, the Company has recorded a current asset of $49.5 million to funds deposited by counterparty and a current liability of $49.5 million to counterparty deposit liability representing the cash collateral received and corresponding obligation to return the cash collateral, respectively. The cash was deposited into a separate custodial account for which the Company is not entitled to the interest earned on the cash collateral.
Recently Issued Accounting Standards
In addition to recently issued accounting standards disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company is evaluating or has adopted the following recently issued accounting standards.
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, which creates FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (ASU 2014-09). The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The effective date of ASU 2014-09 was deferred by the issuance of ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, (Topic 606) by one year to make the guidance of ASU 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas, as updated by ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. The Company is currently assessing the future impact of this guidance on its consolidated financial statements and related disclosures and expects to adopt these updates beginning January 1, 2018.
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
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. ASU 2016-05 is effective for annual periods beginning after December 15, 2017, including interim reporting periods therein, with early adoption permitted. The adoption of ASU 2016-05 on January 1, 2016 had no impact on the Company's consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments under ASU 2015-16 require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods, if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (ASU 2015-02), which modifies the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current guidance by reducing the number of consolidation models; eliminating the risk that a reporting entity may have to consolidate based on a fee arrangement with another legal entity; placing more weight on the risk of loss in order to identify the party that has a controlling financial interest; reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest; and changing rules for companies in certain industries that ordinarily employ limited partnership or variable interest entity (VIE) structures. ASU 2015-02 is effective for public companies for fiscal years beginning after December 15, 2015 and interim periods within those fiscal periods. The adoption of ASU 2015-02 in the quarter ended March 31, 2016 resulted in certain entities formerly consolidated under the voting interest consolidation model to be consolidated in accordance with the variable interest model as further described in Note 5, Variable Interest Entities. The adoption of ASU 2015-02 did not result in the deconsolidation of any previously consolidated entities or the consolidation of any previously unconsolidated entities and had no impact on the Company's results of operations, and cash flows.
In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (ASU 2014-12), which requires an entity to treat a performance target that affects vesting that could be achieved after an employee completes the requisite service period as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted either prospectively or retrospectively to all prior periods presented. The adoption of ASU 2014-12 on January 1, 2016 had no impact on the Company's consolidated financial statements and related disclosures.
3.    Acquisitions
On May 15, 2015, pursuant to a Purchase and Sale Agreement, the Company acquired 100% of the membership interests in Lost Creek Wind Finco, LLC (Lost Creek Finco) from Wind Capital Group LLC, an unrelated third party, and 100% of the membership interests in Lincoln County Wind Project Holdco, LLC (Lincoln County Holdco) from Lincoln County Wind Project Finco, LLC, an unrelated third party. Lost Creek Finco owns 100% of the Class B membership interests in Lost Creek Wind Holdco, LLC (Lost Creek Wind Holdco), a company which owns a 100% interest in the Lost Creek wind project. Lincoln County Holdco owns 100% of the Class B membership interests in Post Rock Wind Power Project, LLC, a company which owns a 100% interest in the Post Rock wind project. The acquisition of 100% of the membership interests in Lost Creek Finco and Lincoln County Holdco was for an aggregate consideration of approximately $242.0 million, paid at closing. The Company also assumed certain project level indebtedness and ordinary course performance guarantees securing project obligations. Lost Creek is a 150 MW wind project in King City, Missouri, and Post Rock is a 201MW wind project in Ellsworth and Lincoln Counties, Kansas.

The Company acquired assets and operating contracts for Lost Creek and Post Rock, including assumed liabilities. The identifiable assets and liabilities assumed were recorded at their fair values, which corresponded to the sum of the cash purchase price and the fair value of the other investors’ noncontrolling interests. The accounting for the Lost Creek and Post Rock acquisitions is final.
Supplemental pro forma data
The unaudited pro forma statement of operations data below gives effect to the Lost Creek and Post Rock acquisitions as if they had occurred on January 1, 2014. The pro forma net income (loss) for the three and six month periods ended June 30, 2015 was adjusted to exclude nonrecurring transaction related expenses of $1.5 million and $1.9 million, respectively. The unaudited pro forma data is presented for illustrative purposes only and is not intended to be indicative of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2014. The unaudited pro forma data should not be considered representative of the Company’s future financial condition or results of operations.

	Three months ended	Six months ended
Unaudited pro forma data (in thousands)	June 30, 2015	June 30, 2015
Pro forma total revenue	$92,196	$170,800
Pro forma total expenses	86,865	188,725
Pro forma net income (loss)	5,331	(17,925)
Less: pro forma net loss attributable to noncontrolling interest	(10,233)	(17,612)
Pro forma net income (loss) attributable to Pattern Energy	$15,564	$(313)
The following table presents the amounts included in the consolidated statements of operations for Lost Creek and Post Rock since their respective dates of acquisition:

	Three months ended	Six months ended
Unaudited data (in thousands)	June 30, 2015	June 30, 2015
Total revenue	$5,172	$5,172
Total expenses	6,350	6,350
Net loss	(1,178)	(1,178)
Less: net loss attributable to noncontrolling interest	(800)	(800)
Net loss attributable to Pattern Energy	$(378)	$(378)
4.    Property, Plant and Equipment
The table below presents the categories within property, plant and equipment as follows (in thousands):

	June 30,	December 31,
	2016	2015
Operating wind farms	$3,718,625	$3,700,140
Furniture, fixtures and equipment	5,759	3,500
Land	141	141
Subtotal	3,724,525	3,703,781
Less: accumulated depreciation	(498,867)	(409,161)
Property, plant and equipment, net	$3,225,658	$3,294,620
The Company recorded depreciation expense related to property, plant and equipment of $43.0 million and $85.7 million for the three and six months ended June 30, 2016, respectively, and recorded $33.2 million and $62.5 million for the same periods in the prior year.
5.     Variable Interest Entities
As of January 1, 2016, certain operating entities that were formerly consolidated under the voting interest consolidation model are now consolidated in accordance with the VIE consolidation model as a result of the adoption of ASU 2015-02 as further discussed in Note 2, Summary of Significant Accounting Policies.

The operating entities determined to be VIEs by the Company are Logan's Gap, Panhandle 1, Panhandle 2, Post Rock and Amazon Wind Farm Fowler Ridge primarily because the tax equity interests lack substantive kick-out and participating rights. The Company determined that as the managing member it is the primary beneficiary of each VIE by reference to the power and benefits criterion under ASC 810, Consolidation. The Company considered responsibilities within the contractual agreements, which grant it the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Such activities include management of the wind farms' operations and maintenance, budgeting, policies and procedures. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs on the basis of the income allocations and cash distributions.
The following presents the carrying amounts of the consolidated VIEs' assets and liabilities included in the consolidated balance sheet (in thousands). Assets presented below are restricted for settlement of the consolidated VIEs' obligations and all liabilities presented below can only be settled using the VIE resources.

June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$10,473
Restricted cash	4,286
Trade receivables	8,032
Prepaid expenses	3,200
Other current assets	5,231
Total current assets	31,222
Restricted cash	5,922
Property, plant and equipment, net	1,459,110
Finite-lived intangible assets, net	2,156
Other assets	14,331
Total assets	$1,512,741

Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$8,211
Accrued construction costs	4,081
Accrued interest	76
Other current liabilities	1,524
Total current liabilities	13,892
Other long-term liabilities	17,640
Total liabilities	$31,532

6.    Unconsolidated Investments
The following projects are accounted for under the equity method of accounting and are presented in the Company's consolidated balance sheets for the periods below (in thousands):

			Percentage of Ownership
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
South Kent (1)	$—	$6,185	50.0%	50.0%
Grand (1)	—	5,735	45.0%	45.0%
K2	92,792	104,553	33.3%	33.3%
Unconsolidated investments	$92,792	$116,473
(1)As of June 30, 2016, the equity method investment balances in South Kent and Grand were $0. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company has suspended recognition of South Kent's and Grand's equity method earnings or losses and accumulated other comprehensive income (loss), if applicable, until such time as South Kent's and Grand's subsequent cumulative equity method earnings and other comprehensive income exceed cumulative distributions received, cumulative equity method losses and, where applicable, cumulative other comprehensive income (loss) during the suspension period. During the periods when South Kent's and Grand's equity method earnings or losses are suspended, the Company will record cash distributions received as gains in earnings (losses) in unconsolidated investments, net on the Company's consolidated statements of operations.
The following table summarizes the components of suspension during the period which are included in earnings in unconsolidated investments, net on the Company's consolidated statements of operations and components of suspension included in other comprehensive income (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2016	2016
Earnings in unconsolidated investments, net
Gains on distributions from unconsolidated investments	$7,528	$9,240
Suspended equity losses	$1,894	$1,894
Suspended other comprehensive income	$(124)	$(124)
The following table summarizes the aggregated operating results of the unconsolidated investments for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$54,147	$42,155	$126,563	$86,786
Cost of revenue	21,282	15,361	41,009	27,676
Operating expenses	2,914	2,908	6,059	5,314
Other expense (income)	30,177	(6,842)	68,267	28,449
Net income (loss)	$(226)	$30,728	$11,228	$25,347

Significant Equity Method Investees
The following table presents summarized statements of operations information for the three and six months ended June 30, 2016 and 2015, in thousands, as required for each of the Company's significant equity method investees, South Kent and Grand, pursuant to Regulation S-X Rule 10-01 (b)(1):
South Kent

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$21,376	$20,210	$49,905	$52,746
Cost of revenue	7,650	6,733	14,775	15,122
Operating expenses	978	1,152	2,037	2,707
Other expense (income)	13,268	(9,208)	32,957	19,432
Net income (loss)	$(520)	$21,533	$136	$15,485
Grand

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$11,051	$14,683	$25,088	$26,778
Cost of revenue	4,686	5,429	9,054	9,355
Operating expenses	819	1,182	1,563	2,033
Other expenses	9,207	562	20,431	7,213
Net income (loss)	$(3,661)	$7,510	$(5,960)	$8,177
7.    Accounts Payable and Other Accrued Liabilities
The following table presents the components of accounts payable and other accrued liabilities (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable	$517	$625
Other accrued liabilities	10,834	9,583
Operating wind farm upgrade liability	1,024	4,909
Turbine operations and maintenance payable	2,251	985
Purchase agreement obligations	1,725	5,749
Land lease rent payable	1,466	2,513
Spare-parts inventory payables	922	1,181
Payroll liabilities	4,382	5,345
Property tax payable	5,752	11,145
Sales tax payable	1,050	741
Accounts payable and other accrued liabilities	$29,923	$42,776
8.    Revolving Credit Facility
As of June 30, 2016, $133.3 million was available for borrowing under the $500.0 million Revolving Credit Facility. The Revolving Credit Facility is secured by pledges of the capital stock and ownership interests in certain of the Company’s holding company subsidiaries. The Revolving Credit Facility contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s holding company subsidiaries' ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business. As of June 30, 2016, the Company's holding company subsidiaries were in compliance with covenants contained in the Revolving Credit Facility.

As of June 30, 2016 and December 31, 2015, outstanding loan balances under the Revolving Credit Facility were $335.0 million and $355.0 million, respectively. In addition, as of June 30, 2016 and December 31, 2015, letters of credit of $31.7 million and $27.2 million, respectively, were issued under the Revolving Credit Facility.

9.    Long-term Debt
The Company’s long-term debt for the following periods is presented below (in thousands):

			As of June 30, 2016
	June 30,	December 31,	Contractual Interest Rate	Effective Interest Rate		Maturity
	2016	2015
Project-level
Fixed interest rate
El Arrayán EKF term loan	$105,262	$107,160	5.56%	5.56%		March 2029
Santa Isabel term loan	108,992	109,973	4.57%	4.57%		September 2033
Variable interest rate
Ocotillo commercial term loan (1)	203,934	208,119	2.38%	3.77%	(2)	August 2020
Lost Creek term loan	107,324	110,846	2.57%	6.51%	(2)	September 2027
El Arrayán commercial term loan	95,692	97,418	3.21%	5.22%	(2)	March 2029
Spring Valley term loan	131,411	132,670	2.39%	4.89%	(2)	June 2030
Ocotillo development term loan	103,400	104,500	2.73%	4.37%	(2)	August 2033
St. Joseph term loan (1)	169,150	158,181	2.50%	3.84%	(2)	November 2033
Imputed interest rate
Hatchet Ridge financing lease obligation	207,181	214,580	1.43%	1.43%		December 2032
	1,232,346	1,243,447
Unamortized premium, net (3)	1,278	1,380
Unamortized financing costs	(24,674)	(26,303)
Current portion (4)	(45,721)	(44,144)
Long-term debt, less current portion	$1,163,229	$1,174,380

(1)
The amortization for the Ocotillo commercial term loan and the St. Joseph term loan are through June 2030 and September 2036, respectively, which differs from the stated maturity date of such loans due to prepayment requirements.

(2)	Includes impact of interest rate derivatives. Refer to Note 10, Derivative Instruments, for discussion of interest rate derivatives.

(3)	Amount is related to the Lost Creek term loan.

(4)	Amount is presented net of the current portion of unamortized financing costs of $3.6 million and $3.7 million as of June 30, 2016 and December 31, 2015, respectively.
Interest and commitment fees incurred and interest expense for long-term debt, the revolving credit facility, Convertible Senior Notes and other finance related interest expense consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest and commitment fees incurred	$18,352	$19,177	$36,502	$36,538
Capitalized interest, commitment fees, and letter of credit fees	—	(2,258)	—	(3,573)
Amortization of debt discount/premium, net	1,042	(32)	2,074	(32)
Amortization of financing costs	1,752	1,925	3,498	3,665
Other interest	$129	$131	$262	$263
Interest expense	$21,275	$18,943	$42,336	$36,861
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

The following table presents a summary of the equity and liability components of the 2020 Notes (in thousands):

	June 30, 2016	December 31, 2015
Principal	$225,000	$225,000
Less:
Unamortized debt discount	(20,448)	(22,624)
Unamortized financing costs	(4,449)	(5,014)
Carrying value of convertible senior notes	$200,103	$197,362
Carrying value of the equity component (1)	$23,743	$23,743

(1)	Included in the consolidated balance sheets within additional paid-in capital, net of $0.7 million in equity issuance costs.
During the three and six months ended June 30, 2016, in relation to the 2020 Notes, the Company recorded contractual coupon interest of $2.3 million and $4.5 million, amortization of financing costs of $0.2 million and $0.5 million and amortization of debt discount of $1.1 million and $2.2 million, respectively, in interest expense in the consolidated statements of operations.
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
As of June 30, 2016, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the normal purchase normal sale scope exception and were therefore exempt from fair value accounting treatment.
The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets (in thousands):

	June 30, 2016
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives:
Interest rate swaps	$—	$—	$10,224	$53,291

Fair Value of Undesignated Derivatives:
Interest rate swaps	$—	$—	$4,753	$16,226
Energy derivative	17,827	31,704	—	—
Foreign currency forward contracts	554	—	734	325

Total Fair Value	$18,381	$31,704	$15,711	$69,842

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives:
Interest rate swaps	$—	$—	$10,034	$24,360

Fair Value of Undesignated Derivatives:
Interest rate swaps	$—	$559	$4,309	$4,299
Energy derivative	20,856	42,827	—	—
Foreign currency forward contracts	3,482	628	—	—

Total Fair Value	$24,338	$44,014	$14,343	$28,659
The following table summarizes the notional amounts of the Company's outstanding derivative instruments (in thousands except for MWh):

	Unit of Measure	June 30,	December 31,
		2016	2015
Designated Derivative Instruments
Interest rate swaps	USD	$372,861	$379,808
Interest rate swaps	CAD	$196,650	$196,988

Undesignated Derivative Instruments
Interest rate swaps	USD	$268,747	$275,424
Energy derivative	MWh	1,415,245	1,707,350
Foreign currency forward contracts	CAD	$60,200	$62,300
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest swaps that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the period or periods during which a cash settlement occurs. The designated interest rate swaps have remaining maturities ranging from approximately 11.3 years to 20.3 years.
The following table presents gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in accumulated other comprehensive income (loss), as well as amounts reclassified to earnings for the following periods (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Description	2016	2015	2016	2015
Gains (losses) recognized in accumulated OCI	Effective portion of change in fair value	$(9,964)	$10,100	$(30,661)	$(657)
Gains (losses) reclassified from accumulated OCI into:
Interest expense, net of tax	Derivative settlements	$(2,721)	$(3,465)	$(5,623)	$(6,956)
Gains (losses) recognized in interest expense	Ineffective portion	$(423)	$—	$(512)	$—
The Company estimates that $10.2 million in accumulated other comprehensive income (loss) will be reclassified into earnings over the next twelve months.
Derivatives Not Designated as Hedging Instruments
The following table presents gains and losses on derivatives not designated as hedges (in thousands):

	Financial Statement Line Item		Three months ended June 30,		Six months ended June 30,
Derivative Type		Description	2016	2015	2016	2015
Interest rate derivatives	Gain (loss) on undesignated derivatives, net	Change in fair value, net of settlements	$(3,937)	$5,378	$(12,818)	$2,306
Interest rate derivatives	Gain (loss) on undesignated derivatives, net	Derivative settlements	$(1,280)	$(960)	$(2,606)	$(1,919)
Energy derivative	Electricity sales	Change in fair value, net of settlements	$(9,327)	$(6,002)	$(14,152)	$(3,030)
Energy derivative	Electricity sales	Derivative settlements	$6,752	$5,928	$13,485	$12,097
Foreign currency forward contracts	Gain (loss) on undesignated derivatives, net	Change in fair value, net of settlements	$(654)	$(240)	$(4,615)	$391
Foreign currency forward contracts	Gain (loss) on undesignated derivatives, net	Derivative settlements	$(8)	$—	$529	$—
Interest Rate Swaps
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest rate swaps that are not designated and do not qualify as cash flow hedges, the changes in fair value are recorded in gain (loss) on undesignated derivatives, net in the consolidated statements of operations as these hedges are not accounted for under hedge accounting. The undesignated interest rate swaps have remaining maturities ranging from approximately 4.8 years to 14.0 years.
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
As a result of the counterparty's credit rating downgrade, the Company received cash collateral related to the energy derivative agreement. The Company does not have the right to pledge, invest, or use the cash collateral for general corporate purposes. As of June 30, 2016, the Company has recorded a current asset of $49.5 million to funds deposited by counterparty and a current liability of $49.5 million to counterparty deposit liability representing the cash collateral received and corresponding obligation to return the cash collateral, respectively. The cash was deposited into a separate custodial account for which the Company is not entitled to the interest earned on the cash collateral.
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
11.    Accumulated Other Comprehensive Loss
The following tables summarize the changes in the accumulated other comprehensive loss balance, net of tax, by component as follows (in thousands):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2014	$(19,338)	$(26,672)	$(7,903)	$(53,913)
Other comprehensive loss before reclassifications	(9,692)	(657)	(2,382)	(12,731)
Amounts reclassified from accumulated other comprehensive loss	—	6,956	1,045	8,001
Net current period other comprehensive loss	(9,692)	6,299	(1,337)	(4,730)
Balances at June 30, 2015	$(29,030)	$(20,373)	$(9,240)	$(58,643)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, June 30, 2015	—	(8,009)	—	(8,009)
Accumulated other comprehensive loss attributable to Pattern Energy, June 30, 2015	$(29,030)	$(12,364)	$(9,240)	$(50,634)

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2015	$(48,285)	$(13,462)	$(12,131)	$(73,878)
Other comprehensive income (loss) before reclassifications	11,642	(30,661)	(11,008)	(30,027)
Amounts reclassified from accumulated other comprehensive loss	—	5,623	2,557	8,180
Net current period other comprehensive income (loss)	11,642	(25,038)	(8,451)	(21,847)
Balances at June 30, 2016	$(36,643)	$(38,500)	$(20,582)	$(95,725)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, June 30, 2016	—	(1,688)	—	(1,688)
Accumulated other comprehensive loss attributable to Pattern Energy, June 30, 2016	$(36,643)	$(36,812)	$(20,582)	$(94,037)
Amounts reclassified from accumulated other comprehensive loss into net loss for the effective portion of change in fair value of derivatives is recorded to interest expense in the consolidated statements of operations. Amounts reclassified from accumulated other comprehensive loss into net loss for the Company’s proportionate share of equity investee’s other comprehensive loss is recorded to earnings in unconsolidated investments, net in the consolidated statements of operations.
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
Financial Instruments
The carrying value of financial instruments classified as current assets and current liabilities approximates their fair value, based on the nature and short maturity of these instruments, and they are presented in the Company’s financial statements at carrying cost. The fair values of cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy. Certain other assets and liabilities were measured at fair value upon initial recognition and unless conditions give rise to an impairment, are not remeasured.
Financial Instruments Measured at Fair Value on a Recurring Basis
The Company’s financial assets and liabilities which require fair value measurement on a recurring basis are classified within the fair value hierarchy as follows (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Energy derivative	$—	$—	$49,531	$49,531
Foreign currency forward contracts	—	554	—	554
	$—	$554	$49,531	$50,085
Liabilities
Interest rate swaps	$—	$84,494	$—	$84,494
Foreign currency forward contracts	—	1,059	—	1,059
	$—	$85,553	$—	$85,553

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$559	$—	$559
Energy derivative	—	—	63,683	63,683
Foreign currency forward contracts	—	4,110	—	4,110
	$—	$4,669	$63,683	$68,352
Liabilities
Interest rate swaps	$—	$43,002	$—	$43,002
	$—	$43,002	$—	$43,002
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
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows (in thousands, for fair value):

June 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$49,531	Discounted cash flow	Forward electricity prices	$15.25 - $74.81(1)
			Discount rate	0.65% - 0.79%

December 31, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$63,683	Discounted cash flow	Forward electricity prices	$12.48 - $74.94(1)
			Discount rate	0.61% - 1.46%

(1)	Represents price per MWh

The following table presents a reconciliation of the energy derivative contract measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balances, beginning of period	$58,858	$67,447	$63,683	$64,475
Total gains (losses) included in electricity sales	(2,575)	(74)	(667)	9,067
Settlements	(6,752)	(5,928)	(13,485)	(12,097)
Balances, end of period	$49,531	$61,445	$49,531	$61,445
During the three and six months ended June 30, 2016, the Company recognized unrealized losses on the energy derivative of $9.3 million and $14.2 million, respectively, and $6.0 million and $3.0 million, respectively, for the same periods in the prior year, which were all recorded to electricity sales on the consolidated statements of operations.
Financial Instruments not Measured at Fair Value
The following table presents the carrying amount and fair value and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets, but for which fair value is disclosed (in thousands):

		Fair Value
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
June 30, 2016
Convertible senior notes	$200,103	$—	$210,913	$—	$210,913
Long-term debt, including current portion	$1,208,950	$—	$1,204,088	$—	$1,204,088
December 31, 2015
Convertible senior notes	$197,362	$—	$189,863	$—	$189,863
Long-term debt, including current portion	$1,218,524	$—	$1,192,286	$—	$1,192,286
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
13.    Stockholders' Equity
Common Stock
On May 9, 2016, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the “Agents”). Pursuant to the terms of the Equity Distribution Agreement, the Company may offer and sell shares of the Company’s Class A common stock, par value $0.01 per share, from time to time through the Agents, as the Company’s sales agents for the offer and sale of the shares, up to an aggregate sales price of $200 million. The Company intends to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. As of June 30, 2016, the Company did not sell any shares under the Equity Distribution Agreement.

Dividends
The following table presents cash dividends declared on Class A common stock for the periods presented:

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2016:
Second Quarter	$0.3900	May 4, 2016	June 30, 2016	July 29, 2016
First Quarter	$0.3810	February 24, 2016	March 31, 2016	April 29, 2016
Noncontrolling Interests
The table below presents the balances for noncontrolling interests by project as follows (in thousands):

	June 30,	December 31,
	2016	2015
El Arrayán	$31,836	$34,224
Logan's Gap	185,464	190,397
Panhandle 1	193,505	195,791
Panhandle 2	178,463	184,773
Post Rock	187,573	196,346
Amazon Wind Farm Fowler Ridge	139,829	142,731
Noncontrolling interest	$916,670	$944,262
The table below presents the components of total noncontrolling interest as reported in stockholders’ equity and the consolidated balance sheets as follows (in thousands):

	Capital	Accumulated Income (Loss)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balances at December 31, 2014	$529,539	$9,892	$(8,845)	$530,586
Distributions to noncontrolling interests	(1,511)	—	—	(1,511)
Acquisition of Post Rock	205,100	—	—	205,100
Net loss	—	(10,820)	—	(10,820)
Other comprehensive income, net of tax	—	—	836	836
Balances at June 30, 2015	$733,128	$(928)	$(8,009)	$724,191

Balances at December 31, 2015	$972,241	$(27,426)	$(553)	$944,262
Distributions to noncontrolling interests	(8,187)	—	—	(8,187)
Other	(469)	—	—	(469)
Net loss	—	(17,801)	—	(17,801)
Other comprehensive loss, net of tax	—	—	(1,135)	(1,135)
Balances at June 30, 2016	$963,585	$(45,227)	$(1,688)	$916,670
14.    Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the reportable period. Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the effect of all potential common shares unless they are antidilutive. For purpose of this calculation, potentially dilutive securities are determined by applying the treasury stock method to the assumed exercise of in-the-money stock options and the assumed vesting of outstanding restricted stock awards (RSAs) and release of deferred restricted stock units (RSUs). Potentially dilutive securities related to convertible senior notes are determined using the if-converted method.

The Company's vested deferred RSUs have non-forfeitable rights to dividends prior to release and are considered participating securities. Accordingly, they are included in the computation of basic and diluted earnings (loss) per share, pursuant to the two-class method. Under the two-class method, distributed and undistributed earnings allocated to participating securities are excluded from net income (loss) attributable to common stockholders for purposes of calculating basic and diluted earnings (loss) per share. However, net losses are not allocated to participating securities since they are not contractually obligated to share in the losses of the Company.
For the three and six months ended June 30, 2016, the Company excluded 8,006,242 and 8,050,844, respectively, and excluded zero and 191,299 for the same periods in the prior year, of potentially dilutive securities from the diluted earnings (loss) per share calculation as their effect is anti-dilutive.
The computations for Class A basic and diluted earnings (loss) per share are as follows (in thousands except share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) attributable to Pattern Energy	$(3,223)	$14,317	$(26,893)	$(5,582)
Less: dividends declared on Class A common stock	(29,223)	(24,380)	(57,771)	(48,003)
Less: earnings allocated to participating securities	(13)	—	(22)	—
Undistributed loss attributable to common stockholders	$(32,459)	$(10,063)	$(84,686)	$(53,585)

Denominator for earnings (loss) per share:
Weighted average number of shares:
Class A common stock - basic	74,443,901	68,943,707	74,440,950	67,426,286
Add dilutive effect of:
Stock options	—	67,564	—	—
Restricted stock awards	—	126,558	—	—
Restricted stock units	—	9,431	—	—
Class A common stock - diluted	74,443,901	69,147,260	74,440,950	67,426,286

Calculation of basic and diluted earnings (loss) per share:
Dividends	$0.39	$0.35	$0.78	$0.71
Undistributed loss	(0.44)	(0.15)	(1.14)	(0.79)
Basic earnings (loss) per share	$(0.04)	$0.21	$(0.36)	$(0.08)
Diluted earnings (loss) per share	$(0.04)	$0.21	$(0.36)	$(0.08)

Dividends declared per Class A common share	$0.39	$0.35	$0.77	$0.71

15.    Commitments and Contingencies
Acquisition Commitment
On June 30, 2016, the Company committed to acquire from Pattern Development an 84% interest in Broadview, a 324 MW wind project and a 99% interest in the associated independent 35-mile 345 kV Western Interconnect transmission line for a purchase price of approximately $269 million (Broadview Acquisition), which will be funded at the commencement of commercial operations, currently estimated to occur in the first half of 2017.
Letters of Credit
Power Sale Agreements
The Company owns and operates wind power projects, and has entered into various long-term PSAs that terminate from 2019 to 2039. The terms of these agreements generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the agreement. Under the terms of these agreements, as of June 30, 2016, the Company issued irrevocable letters of credits to guarantee its performance for the duration of the agreements totaling $107.1 million.
Project Finance and Lease Agreements
The Company has various project finance and lease agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of June 30, 2016, the Company issued irrevocable letters of credit totaling $109.1 million to ensure performance under these various project finance and lease agreements, including the Revolving Credit Facility.
Contingencies
Turbine Operating Warranties and Service Guarantees
The Company has various turbine availability warranties and service guarantees from either its turbine manufacturers or service and maintenance providers. The service guarantees, primarily from one provider, are associated with long-term turbine service arrangements which commenced on various dates in 2014 and 2015 for certain wind projects. Pursuant to these warranties and service guarantees, if a turbine operates at less than minimum availability during the warranty period, the turbine manufacturer or service provider is obligated to pay, as liquidated damages, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, if a turbine operates at more than a specified availability during the warranty period, the Company has an obligation to pay a bonus to the turbine manufacturer or service provider. As of June 30, 2016, the Company recorded liabilities of $2.6 million associated with bonuses payable to the turbine manufacturers and service providers.
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

16.    Related Party Transactions
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
The following table presents net bilateral management service cost reimbursements included in the consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Related party general and administrative	$(1,931)	$(1,621)	$(3,828)	$(3,429)
Related party income	1,097	756	$2,104	1,424
Total	$(834)	$(865)	$(1,724)	$(2,005)
As of June 30, 2016 and December 31, 2015, the net amounts payable to Pattern Development for bilateral management service cost reimbursements were $0.8 million and $1.6 million, respectively. In addition, the Company recorded a receivable of $0.1 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively, related to expense reimbursements due from Pattern Development.
Management Fees
The Company provides management services and receives a fee for such services under agreements with its joint venture investees, South Kent, Grand and K2, in addition to various Pattern Development subsidiaries. The following table presents revenue for these agreements included in the consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Related party revenue	$1,332	$872	$2,547	$1,675
Total	$1,332	$872	$2,547	$1,675
A related party receivable of $0.6 million and $0.6 million was recorded in the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
17.    Subsequent Events
On August 3, 2016, the Company declared an increased dividend for the third quarter, payable on October 31, 2016, to holders of record on September 30, 2016, in the amount of $0.4000 per Class A share, or $1.60 on an annualized basis. This is a 2.6% increase from the second quarter.
As of August 3, 2016, the Company has issued 1,240,504 shares under the Equity Distribution Agreement. Net proceeds under the issuance were $28.9 million and the aggregate compensation paid by the Company to the agents with respect to such sales was $0.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited consolidated financial statements for the three and six months ended June 30, 2016 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern Energy” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries.
Overview
We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. We hold interests in 17 wind power projects, including the Broadview project which we have committed to acquire, located in the United States, Canada and Chile that use proven, best-in-class technology and have a total owned capacity of 2,554 MW. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price power sale agreement (PPA). Ninety percent of the electricity to be generated by our projects will be sold under our power sale agreements which have a weighted average remaining contract life of approximately 14 years.
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

Recent Developments
On June 30, 2016, we committed to acquire from Pattern Development an 84% interest in Broadview, a 324 MW wind project and a 99% interest in the associated independent 35-mile 345 kV Western Interconnect transmission line for a purchase price of approximately $269 million (Broadview Acquisition), which will be funded at the commencement of commercial operations, currently estimated to occur in the first half of 2017. We can meet the contemplated cash purchase consideration using part of our available liquidity and long-term project holding company debt financing commitments arranged at the time of the purchase commitment which total up to $160 million with various maturities from five to ten years. We believe that we do not need to raise equity in order to complete the Broadview Acquisition; however, we retain the flexibility to use retained cash flow or raise equity, corporate debt, project holding company debt or other financing arrangements prior to the closing of the Broadview Acquisition in lieu of using one or more of project holding company debt financing commitments.
Below is a summary of our Identified Right of First Offer Projects that we expect to acquire from Pattern Development in connection with our purchase right.

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development- Owned (4)
Armow	Operational	Ontario	2014	2015	PPA	180	90
Kanagi Solar	Operational	Japan	2014	2016	PPA	14	6
Futtsu Solar	Operational	Japan	2014	2016	PPA	42	19
Meikle	In construction	British Columbia	2015	2016	PPA	180	180
Conejo Solar	In construction	Chile	2015	2016	PPA	104	84
Belle River	Securing final permits	Ontario	2016	2017	PPA	100	43
North Kent	Securing final permits	Ontario	2017	2018	PPA	100	43
Grady	Late stage development	New Mexico	2016	2017	PPA	220	176
Henvey Inlet	Late stage development	Ontario	2017	2018	PPA	300	150
Mont Sainte-Marguerite	Late stage development	Québec	2016	2017	PPA	147	147
Ohorayama	Late stage development	Japan	2017	2018	PPA	33	31
Tsugaru	Late stage development	Japan	2017	2019	PPA	126	63
						1,546	1,032

(1)	Represents year of actual or anticipated commencement of construction.

(2)	Represents year of actual or anticipated commencement of commercial operations.

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

Corporate Management Developments
On August 3, 2016, Mr. Kevin Devlin was appointed as an officer in the role of Senior Vice President, Special Operations.  In this role, Mr. Devlin has executive responsibility for various strategic change initiatives in our corporate and operational activities. He also has oversight responsibility for corporate functions such as human resources, information technology, and procurement.  Mr. Devlin joined us in September 2015.  He has almost 30 years commercial, developmental, and operational experience in the energy sector covering all forms of renewables, oil and gas, and conventional thermal power generation. Prior to joining us, he held executive responsibility for the operations of Iberdrola Renewables in the US, a unit of Iberdrola (formerly PPM Energy). Prior to PPM Energy, Mr. Devlin was director of commercial development for Scottish Power, one of the largest utilities in the United Kingdom. Mr. Devlin holds a bachelor’s degree in mechanical engineering from Queens University.
On May 4, 2016, Mr. Kevin Deters was appointed as an officer in the role of Vice President, Engineering, Siting and Construction. In this role, Mr. Deters and the teams he works with will support siting, meteorological review, layout, engineering and construction of the generation and transmission facilities. Mr. Deters joined us in August 2014. Prior to joining us, Mr. Deters had worked at Mortenson for 14 years where he most recently was the vice president and general manager of their electrical division. He had also served as the director of operations for Mortenson’s US and Canadian wind farm construction. Mr. Deters has managed a variety of construction projects in his career, including manufacturing facilities, gas fired energy projects, wind farms, solar facilities, and high voltage transmission. He holds a bachelor’s degree in civil engineering from Iowa State University.
Mr. Dean Russell, as an initial step towards retirement, has transitioned to Vice President for special projects.
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
The most directly comparable U.S. GAAP measure to cash available for distribution is net cash provided by operating activities. The following table is a reconciliation of our net cash provided by operating activities to cash available for distribution for the periods presented (unaudited and in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$54,270	$32,361	$68,991	$48,600
Changes in operating assets and liabilities	(12,669)	2,521	6,298	(2,136)
Network upgrade reimbursement	—	618	—	1,236
Release of restricted cash to fund project and general and administrative costs	—	1,501	590	1,501
Operations and maintenance capital expenditures	(516)	(283)	(746)	(321)
Transaction costs for acquisitions	52	1,357	65	1,777
Distributions from unconsolidated investments	11,960	7,771	31,774	13,847
Other	—	(148)	—	(292)
Less:
Distributions to noncontrolling interests	(4,270)	(763)	(8,187)	(1,511)
Principal payments paid from operating cash flows	(13,319)	(16,948)	(22,262)	(25,383)
Cash available for distribution	$35,508	$27,987	$76,523	$37,318
Cash available for distribution was $35.5 million for the three months ended June 30, 2016 as compared to $28.0 million for the same period in the prior year. This $7.5 million increase in cash available for distribution was due to additional revenues of $13.6 million (excluding unrealized loss on energy derivative and amortization of PPAs) primarily from projects which were acquired since May 2015 or which commenced commercial operations since the third quarter of 2015. In addition, we received an increase of $4.2 million in cash distributions from our unconsolidated investments when compared to the same period in the prior year due to full operation at each of our unconsolidated investments in 2016. These increases were partially offset by increases in project expenses of $5.4 million and operating expenses of $1.8 million, primarily from projects which commenced commercial operations or were acquired during 2015, as well as, increased distributions to noncontrolling interests of $3.5 million.
Cash available for distribution was $76.5 million for the six months ended June 30, 2016 as compared to $37.3 million for the same period in the prior year. This $39.2 million increase in cash available for distribution was due to additional revenues of $43.8 million (excluding unrealized loss on energy derivative and amortization of PPAs) primarily from projects which were acquired since May 2015 or which commenced commercial operations since the third quarter of 2015. In addition, we received an increase of $17.9 million in cash distributions from our unconsolidated investments when compared to the same period in the prior year due to a full period of operation at each of our unconsolidated investments in 2016. These increases were partially offset by increases in project expenses of $12.4 million and operating expenses of $5.2 million, primarily from projects which commenced commercial operations or were acquired during 2015, as well as, increased distributions to noncontrolling interests of $6.7 million.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before net interest expense, income taxes, and depreciation, amortization and accretion, including our proportionate share of net interest expense, income taxes, and depreciation, amortization and accretion of unconsolidated investments. Adjusted EBITDA also excludes the effect of certain mark-to-market adjustments and infrequent items not related to normal or ongoing operations, such as early payment of debt, realized derivative gain or loss from refinancing transactions, gain or loss related to acquisitions or divestitures, and adjustments from unconsolidated investments. In calculating Adjusted EBITDA, we exclude mark-to-market adjustments to the value of our derivatives because we believe that it is useful for investors to understand, as a supplement to net income (loss) and other traditional measures of operating results, the results of our operations without regard to periodic, and sometimes material, fluctuations in the market value of such assets or liabilities.
During the six months ended June 30, 2016, we suspended the equity method of accounting for our investments at South Kent and Grand as the carrying value of our investments were reduced to zero. Our definition of Adjusted EBITDA has accordingly been modified within the current periods to include adjustments (gains on distributions and suspended equity losses) from unconsolidated investments.
The most directly comparable U.S. GAAP measure to Adjusted EBITDA is net income (loss). The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (unaudited and in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(15,646)	$5,657	$(44,694)	$(16,402)
Plus:
Interest expense, net of interest income	21,008	18,715	41,323	36,414
Tax provision	1,429	3,603	2,727	2,857
Depreciation, amortization and accretion	45,835	34,785	91,219	63,841
EBITDA	52,626	62,760	90,575	86,710
Unrealized loss on energy derivative (1)	9,327	6,002	14,152	3,030
(Gain) loss on undesignated derivatives, net	5,879	(4,178)	19,510	(778)
Net loss on transactions	72	1,305	39	2,589
Adjustments from unconsolidated investments (2)	(9,422)	—	(11,134)	—
Plus, proportionate share from unconsolidated investments:
Interest expense, net of interest income	7,925	5,181	15,144	10,619
Depreciation, amortization and accretion	6,671	4,991	12,964	9,500
(Gain) loss on undesignated derivatives, net	5,555	(9,240)	15,471	1,894
Adjusted EBITDA	$78,633	$66,821	$156,721	$113,564

(1)	Amount is included in electricity sales on the consolidated statements of operations.

(2)
Amount consists of gains on distributions from unconsolidated investments and suspended equity losses of $7.5 million and $1.9 million for the three months ended June 30, 2016, respectively and $9.2 million and $1.9 million for the six months ended June 30, 2016, respectively.

Adjusted EBITDA for the three months ended June 30, 2016 was $78.6 million compared to $66.8 million for the same period in the prior year, an increase of $11.8 million, or approximately 17.7%. The increase in Adjusted EBITDA for the three months ended June 30, 2016 as compared to the same period in the prior year was primarily attributable to projects which commenced commercial operations or were acquired since May 2015.
Adjusted EBITDA for the six months ended June 30, 2016 was $156.7 million compared to $113.6 million for the same period in the prior year, an increase of $43.2 million or approximately 38.0%. The increase in Adjusted EBITDA for the six months ended June 30, 2016 as compared to the same period in the prior year was primarily attributable to projects which commenced commercial operations or were acquired since May 2015.
MWh Sold and Average Realized Electricity Price
The number of consolidated MWh, unconsolidated investments proportional MWh and proportional MWh sold, as well as consolidated average realized price per MWh and the proportional average realized price per MWh sold, are the operating metrics that help explain trends in our revenue, earnings from our unconsolidated investments and net income (loss) attributable to us.

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

The following table presents selected operating performance metrics for the periods presented (unaudited):

	Three months ended June 30,				Six months ended June 30,
MWh sold	2016	2015	$ Change	% Change	2016	2015	Change	% Change
Consolidated MWh sold	1,746,088	1,327,889	418,199	31.5%	3,529,502	2,244,212	1,285,290	57.3%
Less: noncontrolling MWh	(226,859)	(253,405)	26,546	(10.5)%	(488,904)	(411,731)	(77,173)	18.7%
Controlling interest in consolidated MWh	1,519,229	1,074,484	444,745	41.4%	3,040,598	1,832,481	1,208,117	65.9%
Unconsolidated investments proportional MWh	196,057	150,890	45,167	29.9%	475,723	328,927	146,796	44.6%
Proportional MWh sold	1,715,286	1,225,374	489,912	40.0%	3,516,321	2,161,408	1,354,913	62.7%

Average realized electricity price per MWh
Consolidated average realized electricity price per MWh	$58	$67	$(9)	(13.4)%	$55	$67	$(12)	(17.9)%
Unconsolidated investments proportional average realized electricity price per MWh	$116	$123	$(7)	(5.7)%	$111	$122	$(11)	(9.0)%
Proportional average realized electricity price per MWh	$68	$77	$(9)	(11.7)%	$65	$78	$(13)	(16.7)%
Our consolidated MWh sold for the three months ended June 30, 2016 was 1,746,088 MWh, as compared to 1,327,889 MWh for the three months ended June 30, 2015, an increase of 418,199 MWh, or 31.5%. The change in consolidated MWh sold was primarily attributable to an increase in volume of 259,980 MWh from projects which commenced commercial operations since the third quarter of 2015 and an increase in volume of 169,203 MWh from projects acquired in May 2015. The increase in volume was partially offset by a decrease in volume of 10,804 MWh from projects in operation prior to 2015.
Our consolidated MWh sold for the six months ended June 30, 2016 was 3,529,502 MWh, as compared to 2,244,212 MWh for the six months ended June 30, 2015, an increase of 1,285,290 MWh, or 57.3%. The change in consolidated MWh sold was primarily attributable to:

•	an increase in volume of 628,651 MWh from projects which commenced commercial operations since the third quarter of 2015;

•	an increase in volume of 512,799 MWh from projects acquired in May 2015; and

•	an increase in volume of 143,840 MWh from projects in operation prior to 2015.
Our proportional MWh sold for the three months ended June 30, 2016 was 1,715,286 MWh, as compared to 1,225,374 MWh for the three months ended June 30, 2015, an increase of 489,912 MWh, or 40.0%. The change in proportional MWh sold was primarily attributable to:

•	an increase in volume of 444,745 MWh from controlling interest in consolidated MWh; and

•	an increase in volume of 45,167 MWh from unconsolidated investments due primarily to the acquisition of K2 in June 2015.
Our proportional MWh sold for the six months ended June 30, 2016 was 3,516,321 MWh, as compared to 2,161,408 MWh for the six months ended June 30, 2015, an increase of 1,354,913 MWh, or 62.7%. The change in proportional MWh sold was primarily attributable to:

•	an increase in volume of 1,208,117 MWh from controlling interest in consolidated MWh; and

•	an increase in volume of 146,796 MWh from unconsolidated investments due primarily to the acquisition of K2 in June 2015.
Our consolidated average realized electricity price was $58 per MWh for the three months ended June 30, 2016 as compared to $67 per MWh for the three months ended June 30, 2015. The decrease of $9 per MWh was primarily due to new projects which were acquired or commenced commercial operations since June 2014 with lower priced power sales agreements, on average, than projects in operation prior to June 2014.
Our consolidated average realized electricity price was $55 per MWh for the six months ended June 30, 2016 as compared to $67 per MWh for the six months ended June 30, 2015. The decrease of $12 per MWh was primarily due to new projects which were acquired or commenced commercial operation since June 2014 with lower priced power sales agreements, on average, than projects in operation prior to June 2014.
Our proportional average realized electricity price was $68 per MWh for the three months ended June 30, 2016 as compared to $77 per MWh for the three months ended June 30, 2015. The $9 per MWh decrease in the proportional average realized electricity price was primarily due to new projects which were acquired or commenced commercial operation since June 2014 with lower priced power sales agreements, on average, than projects in operation prior to June 2014.
Our proportional average realized electricity price was $65 per MWh for the six months ended June 30, 2016 as compared to $78 per MWh for the six months ended June 30, 2015. The $13 per MWh decrease in the proportional average realized electricity price was primarily due to new projects which were acquired or commenced commercial operation since June 2014 with lower priced power sales agreements, than projects in operation prior to June 2014.

Results of Operations
The following table and discussion provide selected financial information for the three and six month periods presented and are unaudited (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$93,438	$84,671	$8,767	10.4%	$181,077	$149,537	$31,540	21.1%
Total cost of revenue	77,037	62,323	14,714	23.6%	152,694	116,625	36,069	30.9%
Total operating expenses	12,293	10,491	1,802	17.2%	23,759	18,520	5,239	28.3%
Total other expense	18,325	2,597	15,728	605.6%	46,591	27,937	18,654	66.8%
Net income (loss) before income tax	(14,217)	9,260	(23,477)	(253.5)%	(41,967)	(13,545)	(28,422)	209.8%
Tax provision	1,429	3,603	(2,174)	(60.3)%	2,727	2,857	(130)	(4.6)%
Net income (loss)	(15,646)	5,657	(21,303)	(376.6)%	(44,694)	(16,402)	(28,292)	172.5%
Net loss attributable to noncontrolling interest	(12,423)	(8,660)	(3,763)	43.5%	(17,801)	(10,820)	(6,981)	64.5%
Net income (loss) attributable to Pattern Energy	$(3,223)	$14,317	$(17,540)	(122.5)%	$(26,893)	$(5,582)	$(21,311)	381.8%
Total revenue
Total revenue for the three months ended June 30, 2016 was $93.4 million compared to $84.7 million for the three months ended June 30, 2015, an increase of $8.8 million, or approximately 10.4%. The increase in total revenue for the three months ended June 30, 2016 as compared to the same period in the prior year was primarily attributable to:

•	$7.6 million from projects acquired in May 2015;

•	$7.6 million in additional electricity sales from projects which commenced commercial operations since the third quarter of 2015; and

•	$3.8 million from projects in operation prior to 2015.
The increases were partially offset by:

•	$7.1 million in lower electricity sales from projects in operation prior to 2015; and

•	$3.3 million in higher unrealized losses due to higher forward electricity price curves when compared to the prior period.
Total revenue for the six months ended June 30, 2016 was $181.1 million compared to $149.5 million for the six months ended June 30, 2015, an increase of $31.5 million, or approximately 21.1%. The increase in total revenue for the six months ended June 30, 2016 as compared to the same period in the prior year was primarily attributable to:

•	$23.2 million from projects acquired in May 2015;

•	$17.0 million in additional electricity sales from projects which commenced commercial operations since the third quarter of 2015; and

•	$8.4 million from projects in operation prior to 2015.
These increases were partially offset by:

•	$11.1 million in higher unrealized losses due to higher forward electricity price curves when compared to the prior period; and

•	$7.5 million in lower electricity sales from projects in operation prior to 2015.

Cost of revenue
Cost of revenue for the three months ended June 30, 2016 was $77.0 million compared to $62.3 million for the three months ended June 30, 2015, an increase of $14.7 million, or approximately 23.6%. The increase in cost of revenue for the three months ended June 30, 2016 as compared to the same period in the prior year was primarily attributable to a $9.3 million increase in depreciation expense and a $5.7 million increase in turbine operations and maintenance expense primarily for new projects which were acquired in May 2015 or became commercially operable since the third quarter of 2015. The increases were partially offset by decreases in donations and property taxes of $2.4 million.
Cost of revenue for the six months ended June 30, 2016 was $152.7 million compared to $116.6 million for the six months ended June 30, 2015, an increase of $36.1 million, or approximately 30.9%. The increase in cost of revenue for the six months ended June 30, 2016 as compared to the same period in the prior year was primarily attributable to a $23.6 million increase in depreciation expense and a $10.9 million increase in turbine operations and maintenance expense, and $1.6 million for land leases and royalties primarily for new projects which were acquired in May 2015 or became commercially operable since the third quarter of 2015.
Operating expenses
Operating expenses for the three months ended June 30, 2016 were $12.3 million compared to $10.5 million for the three months ended June 30, 2015, an increase of $1.8 million, or approximately 17.2%. The increase in operating expenses for the three months ended June 30, 2016 as compared to the same period in the prior year was primarily attributable to $1.9 million increase in payroll and non-cash stock based compensation to support new projects which were acquired in May 2015 or became commercially operable since the third quarter of 2015.
Operating expenses for the six months ended June 30, 2016 were $23.8 million compared to $18.5 million for the six months ended June 30, 2015, an increase of $5.2 million, or approximately 28.3%. The increase in operating expenses for the six months ended June 30, 2016 as compared to the same period in the prior year was primarily attributable to a $3.5 million increase in payroll and non-cash stock based compensation and a $1.7 million increase in office lease and professional fees.
Other expense
Other expense for the three months ended June 30, 2016 was $18.3 million compared to $2.6 million for the three months ended June 30, 2015, an increase of $15.7 million, or approximately 605.6%. The change was primarily attributable to:

•	a $10.1 million increase in loss on undesignated derivatives, net primarily due to losses from lower interest rate price curves compared to the interest rate price curves in the prior year;

•
a $6.6 million decrease in earnings in unconsolidated investments, net due primarily to decreased project income as a result of derivative losses offset by gains on distributions due to the 2016 suspension of equity method accounting for certain of our investments; and

•
a $2.3 million increase in interest expense primarily due to the issuance of convertible debt in July 2015, increased loan balances on the Revolving Credit Facility and an additional loan for an acquired project in 2015.

These increases were partially offset by the following:

•	a $1.6 million increase in income from foreign currency transactions; and

•	a $1.2 million decrease in net losses on transactions.
Other expense for the six months ended June 30, 2016 was $46.6 million compared to $27.9 million for the six months ended June 30, 2015, an increase of $18.7 million or approximately 66.8%. The change was primarily attributable to:

•	a $20.3 million increase in loss on undesignated derivatives, net primarily due to losses from lower interest rate price curves compared to the interest rate price curves in the prior year; and

•
a $5.5 million increase in interest expense primarily due to the issuance of convertible debt in July 2015, increased loan balances on the Revolving Credit Facility and an additional loan for an acquired project in 2015.

These increases were partially offset by the following:

•	a $2.5 million decrease in net losses on transactions; and

•	a $1.9 million increase in income from foreign currency transactions.
Tax provision
The tax provision was $1.4 million for the three months ended June 30, 2016 compared to a tax provision of $3.6 million for the three months ended June 30, 2015. The expense provision for the three months ended June 30, 2016 was primarily the result of recording a deferred tax liability on the recognized equity income from operations in unconsolidated investments, tax expense in our Canadian and Puerto Rican operations and the foreign withholding taxes on intercompany transactions in certain foreign jurisdictions offset by recognizing a deferred tax asset on the recognized losses in Chile. The tax provision in the second quarter of 2015 was also the result of recording deferred tax liabilities on equity in earnings in unconsolidated investments, tax expense at our Canadian and Puerto Rican operations, and foreign withholding taxes on intercompany transactions in certain foreign jurisdictions, partially offset by recognizing a deferred tax asset on losses in Chile.
The tax provision was $2.7 million for the six months ended June 30, 2016 compared to a tax provision of $2.9 million for the six months ended June 30, 2015. The expense provision for the six months ended June 30, 2016 was primarily the result of recording a deferred tax liability on the recognized equity income from operations in unconsolidated investments, tax expense in our Canadian and Puerto Rican operations and the foreign withholding taxes on intercompany transactions in certain foreign jurisdictions offset by recognizing a deferred tax asset on the recognized losses in Chile. The tax provision for the first six months of 2015 was attributable to the recognition of deferred tax liabilities on equity earnings in unconsolidated investments, tax expense at our Canadian and Puerto Rican operations, and foreign withholding taxes on intercompany transactions in certain foreign jurisdictions, partially offset by the recognition of a deferred tax asset on losses in Chile.
Net income (loss)
For the three months ended June 30, 2016, we recognized net (loss) of $(15.6) million compared to net income of $5.7 million for the same period in the prior year. For the six months ended June 30, 2016, we recognized net (loss) of $(44.7) million compared to net (loss) of $(16.4) million for the same period in the prior year. The increase in net loss for the three and six month periods of $21.3 million and $28.3 million, respectively, were primarily due to additional projects acquired since May 2015 and projects that commenced commercial operations in late 2015. Also contributing to the three and six month increase to net loss were increases in other expense items related to interest expense of $2.3 million and $5.5 million, respectively, and losses on undesignated derivatives, net of $10.1 million and $20.3 million as discussed above.
Noncontrolling interest
The net loss attributable to noncontrolling interest was $12.4 million for the three months ended June 30, 2016 compared to an $8.7 million net loss attributable to noncontrolling interest for the three months ended June 30, 2015. The increased loss of $3.8 million was primarily attributable to allocations of losses for tax equity projects which commenced commercial operations or were acquired since May 2015.
The net loss attributable to noncontrolling interest was $17.8 million for the six months ended June 30, 2016 compared to a $10.8 million net loss attributable to noncontrolling interest for the six months ended June 30, 2015. The increased loss of $7.0 million was primarily attributable to allocations of losses for tax equity projects which commenced commercial operations or were acquired since May 2015.
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

The principal indicators of our liquidity are our unrestricted and restricted cash balances and availability under our revolving credit facility and project level facilities. Our available liquidity is as follows (in millions):

June 30, 2016
Unrestricted cash	$87.6
Restricted cash	28.6
Revolving credit facility availability	133.3
Project facilities:
Post construction use	99.8
$349.3
We believe for the next twelve months, we will have sufficient liquid assets, cash flows from operations, and borrowings available under our revolving credit facility to meet our financial commitments, including our commitment for the Broadview Acquisition, debt service obligations, contingencies and anticipated required capital expenditures, but not including capital required for additional project acquisitions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corresponding adverse effect on our borrowing capacity.
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
Cash Flows
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities, as well as cash available for distribution discussed earlier, to evaluate our periodic cash flow results. Below is a summary of our cash flows for each period (in millions):

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$69.0	$48.6
Net cash provided by (used in) investing activities	26.2	(593.5)
Net cash provided by (used in) financing activities	(104.4)	528.8
Effect of exchange rate changes on cash and cash equivalents	2.0	(2.6)
Net change in cash and cash equivalents	$(7.2)	$(18.7)
Net cash provided by operating activities
Net cash provided by operating activities was $69.0 million for the six months ended June 30, 2016 as compared to $48.6 million in the prior year, an increase of $20.4 million, or approximately 42.0%. The increase in cash provided by operating activities was primarily due to higher revenues of $43.8 million (excluding unrealized loss on energy derivative and amortization of PPAs) from projects which were acquired since May 2015 or which commenced commercial operations since the third quarter of 2015. These increases were partially offset by increases of $12.4 million in project expenses and $5.2 million in operating expenses. Further offsetting higher revenues in cash provided by operating activities was a $5.2 million increase in the timing of payments associated primarily with property taxes, accruals, and other long-term liabilities from December 2015.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $26.2 million for the six months ended June 30, 2016, which consisted primarily of a $20.5 million decrease in restricted cash, $31.8 million in distributions from unconsolidated investments, offset by $26.0 million for capital expenditures including $18.0 million related to payments for a project that became commercially operable in the fourth quarter of 2015.

Net cash used in investing activities was $593.5 million for the six months ended June 30, 2015, which consisted primarily of $404.4 million of acquisitions, net of cash acquired, which includes $238.5 million for projects operational in May 2015, $37.5 million for the Amazon Wind Farm Fowler Ridge construction project and $128.4 million for an unconsolidated investment in K2, in addition to, $216.5 million for capital expenditures, related to the construction at Logan’s Gap and the Amazon Wind Farm Fowler Ridge. These increases were partially offset by $13.8 million of distributions from unconsolidated investments.
Net cash provided by (used in) financing activities
Net cash used in financing activities for the six months ended June 30, 2016 was $104.4 million, which consisted primarily of dividend payments of $56.1 million, distributions to noncontrolling interests of $8.2 million and repayment of the revolving credit facility net of proceeds of $20.0 million, and repayment of long-term debt of $22.3 million.
Net cash provided by financing activities for the six months ended June 30, 2015 was $528.8 million, which consisted of $250.0 million drawn from our revolving credit facility, proceeds of $206.2 million from construction debt related to our construction projects, $196.6 million of net proceeds from our February 2015 equity offering, net of expenses, partially offset by $39.2 million of dividend payments, $50.0 million repayment of our revolving credit facility, and $25.4 million in repayments of debt.
Uses of Liquidity
Cash Dividends to Investors
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A common stock. On November 26, 2013, we announced the initiation of a quarterly dividend on our Class A common stock. On August 3, 2016, we increased our dividend to $0.40 per share, or $1.60 per share on an annualized basis, commencing with respect to dividends paid on October 31, 2016 to holders of record on September 30, 2016. The following table sets forth the dividends declared on shares of Class A common stock for the periods indicated.

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2016:
Third Quarter	0.4000	August 3, 2016	September 30, 2016	October 31, 2016
Second Quarter	$0.3900	May 4, 2016	June 30, 2016	July 29, 2016
First Quarter	$0.3810	February 24, 2016	March 31, 2016	April 29, 2016
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
Capital Expenditures and Investments
We expect to make investments in additional projects. We have committed to acquire from Pattern Development the Broadview Acquisition for a purchase price of approximately of $269 million, which is currently estimated to occur in the first half of 2017.

We can meet the contemplated cash purchase consideration using part of our available liquidity and long-term project holding company debt financing commitments arranged at the time of the purchase commitment which total up to $160 million with various maturities from five to ten years. We believe that we will not need to raise equity in order to complete the Broadview Acquisition; however, we retain the flexibility to use retained cash flow or raise equity, corporate debt, project holding company debt or other financing arrangements prior to the closing of the Broadview Acquisition in lieu of using one or more of project holding company debt financing commitments.
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
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the commitment discussed in Recent Developments for the Broadview Acquisition.
Off-Balance Sheet Arrangements
As of June 30, 2016, we are not a party to any off-balance sheet arrangements.
Credit Agreements for Unconsolidated Investments
Below is a summary of our proportion of debt, net of deferred financing costs, in unconsolidated investments, as of June 30, 2016 (in thousands):

	Total Project Debt	Percentage of Ownership	Our Portion of Unconsolidated Project Debt
South Kent	$486,213	50.0%	$243,107
Grand	281,440	45.0%	126,648
K2	602,154	33.3%	200,718
Unconsolidated investments - debt	$1,369,807		$570,473
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

Commodity Price Risk
We manage our commodity price risk for electricity sales primarily through the use of fixed price long-term power purchase agreements with creditworthy counterparties. Our financial results reflect approximately 371,456 MWh of electricity sales during the six months ended June 30, 2016 that were subject to spot market pricing. A hypothetical increase or decrease of 10% or $1.42 per MWh in these spot market prices would have increased or decreased revenue by $0.5 million for the six months ended June 30, 2016.
Interest Rate Risk
As of June 30, 2016, our long-term debt includes both fixed and variable rate debt. As long term debt is not carried at fair value on the consolidated balance sheets, changes in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments prior to their maturity. As of June 30, 2016, the estimated fair value of our debt was $1.2 billion and the carrying value of our debt was $1.2 billion. The fair value of variable interest rate long-term debt is approximated by its carrying cost. We estimate that a 1% change in market interest rates would have changed the fair value of our fixed rate debt by $31.9 million.
We are exposed to fluctuations in interest rate risk as a result of our variable rate debt and outstanding amounts due under our revolving credit facility. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our revolving credit facility by $1.8 million for the six months ended June 30, 2016.
We may use a variety of derivative instruments, with respect to our variable rate debt, to manage our exposure to fluctuations in interest rates, including interest rate swaps. As a result, our interest rate risk is limited to the unhedged portion of the variable rate debt. As of June 30, 2016, the unhedged portion of our variable rate debt was $51.7 million. A hypothetical increase or decrease in interest rates by 1% would not have a material impact to interest expense for the six months ended June 30, 2016.
Interest Rate Risk and Market Price Risk Involving Convertible Senior Notes
The fair market value of our outstanding convertible senior notes, or "debentures," is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent changes in the fair value of the debentures, or value of common stock, permit the holders of the debentures to convert into shares. See Note 9, Long-term Debt, in the notes to consolidated financial statements for further discussion of the convertible debt. The estimated fair value of convertible debt was $210.9 million as of June 30, 2016. A hypothetical increase or decrease in interest rates by 1% would have resulted in a $7.4 million decrease or $7.7 million increase in the fair value.
Foreign Currency Exchange Rate Risk
Our wind power projects are located in the United States, Canada and Chile. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. When the U.S. dollar strengthens against foreign currencies, the relative value in revenue earned in the respective foreign currency decreases. When the U.S. dollar weakens against foreign currencies, the relative value in revenue earned in the respective foreign currency increases. A majority of our power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. For the six months ended June 30, 2016, our financial results included C$17.5 million, or $12.8 million calculated based on the monthly average exchange rate, in Canadian dollar denominated net income, from our Canadian operations. A hypothetical increase or decrease of 10% in exchange rates between the Canadian and U.S. dollar would have increased or decreased net earnings of our Canadian operations by $1.3 million for the six months ended June 30, 2016.
In January 2015, we established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in our cash flow, which may have an adverse impact to our short-term liquidity or financial condition. For the six months ended June 30, 2016, we recognized an unrealized loss on foreign currency forward contracts of $4.6 million in loss on undesignated derivatives, net in the consolidated statements of operations. We also recognized a realized gain of $0.5 million in loss on undesignated derivatives, net in the consolidated statements of operations related to foreign currency forward contracts that matured during the six months ended June 30, 2016.

As of June 30, 2016, a 10% devaluation in the Canadian dollar to the United States dollar would result in our consolidated balance sheets being negatively impacted by an $11.6 million cumulative translation adjustment in accumulated other comprehensive loss.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
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

2.1
Purchase and Sale Agreement, dated as of June 30, 2016, by and between Pattern Energy Group Inc., Pattern Renewables LP, and Pattern Energy Group LP (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 1, 2016).

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

99.1
Amendment No. 4 dated as of May 27, 2016 to the Amended and Restated Credit and Guaranty Agreement dated as of December 17, 2014, among Pattern US Finance Company LLC, Pattern Canada Finance Company ULC, Royal Bank of Canada (acting through its New York Branch), as Administrative Agent and the other parties party thereto.

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

Pattern Energy Group Inc.

Dated:	August 5, 2016	By:	/s/ Michael J. Lyon
Michael J. Lyon
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)