Form 10-Q
period 2016-09-30
Pattern Energy Group Inc.
filed 2016-11-07
CIK 1561660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 2, 2016, there were 87,469,506 shares of Class A common stock outstanding with par value of $0.01 per share.

PATTERN ENERGY GROUP INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pattern Energy Group Inc. Consolidated Balance Sheets (In thousands of U.S. Dollars, except share data) (Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents (Note 5)	$65,733	$94,808
Restricted cash (Note 5)	11,562	14,609
Funds deposited by counterparty	46,643	—
Trade receivables (Note 5)	39,395	45,292
Related party receivable	913	734
Derivative assets, current	19,197	24,338
Prepaid expenses (Note 5)	15,529	14,498
Deferred financing costs, current, net of accumulated amortization of $9,111 and $5,192 as of September 30, 2016 and December 31, 2015, respectively	2,117	2,121
Other current assets (Note 5)	8,445	6,929
Total current assets	209,534	203,329
Restricted cash (Note 5)	13,652	36,875
Property, plant and equipment, net of accumulated depreciation of $540,774 and $409,161 as of September 30, 2016 and December 31, 2015, respectively (Note 5)	3,182,054	3,294,620
Unconsolidated investments	87,168	116,473
Derivative assets	30,259	44,014
Deferred financing costs	4,598	4,572
Net deferred tax assets	10,280	6,804
Finite-lived intangible assets, net of accumulated amortization of $9,441 and $4,357 as of September 30, 2016 and December 31, 2015, respectively (Note 5)	92,550	97,722
Other assets (Note 5)	23,879	25,183
Total assets	$3,653,974	$3,829,592

Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities (Note 5)	$32,868	$42,776
Accrued construction costs (Note 5)	1,155	23,565
Counterparty deposit liability	46,643	—
Related party payable	1,965	1,646
Accrued interest (Note 5)	3,071	9,035
Dividends payable	35,282	28,022
Derivative liabilities, current	14,945	14,343
Revolving credit facility	35,000	355,000
Current portion of long-term debt, net of financing costs of $3,623 and $3,671 as of September 30, 2016 and December 31, 2015, respectively	46,324	44,144
Other current liabilities (Note 5)	2,668	2,156
Total current liabilities	219,921	520,687
Long-term debt, net of financing costs of $18,515 and $22,632 as of September 30, 2016 and December 31, 2015, respectively	1,145,428	1,174,380
Convertible senior notes, net of financing costs of $4,172 and $5,014 as of September 30, 2016 and December 31, 2015, respectively	201,504	197,362
Derivative liabilities	64,837	28,659
Net deferred tax liabilities	23,303	22,183
Finite-lived intangible liability, net of accumulated amortization of $4,770 and $2,168 as of September 30, 2016 and December 31, 2015, respectively	55,530	58,132
Other long-term liabilities (Note 5)	59,234	52,427
Total liabilities	1,769,757	2,053,830
Commitments and contingencies (Note 15)
Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 87,469,506 and 74,644,141 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	875	747
Additional paid-in capital	1,180,512	982,814
Accumulated loss	(108,065)	(77,159)
Accumulated other comprehensive loss	(94,149)	(73,325)
Treasury stock, at cost; 68,344 and 65,301 shares of Class A common stock as of September 30, 2016 and December 31, 2015, respectively	(1,641)	(1,577)
Total equity before noncontrolling interest	977,532	831,500
Noncontrolling interest	906,685	944,262
Total equity	1,884,217	1,775,762
Total liabilities and equity	$3,653,974	$3,829,592
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Operations (In thousands of U.S. Dollars, except share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Electricity sales	$89,919	$88,256	$266,952	$235,252
Related party revenue	1,574	955	4,121	2,630
Other revenue	421	486	1,918	1,352
Total revenue	91,914	89,697	272,991	239,234
Cost of revenue:
Project expense	31,384	28,848	96,989	82,075
Depreciation and accretion	43,693	38,599	130,782	101,997
Total cost of revenue	75,077	67,447	227,771	184,072
Gross profit	16,837	22,250	45,220	55,162
Operating expenses:
General and administrative	11,191	7,218	31,122	22,309
Related party general and administrative	3,553	1,887	7,381	5,316
Total operating expenses	14,744	9,105	38,503	27,625
Operating income	2,093	13,145	6,717	27,537
Other income (expense):
Interest expense	(19,798)	(19,941)	(62,134)	(56,802)
Gain (loss) on undesignated derivatives, net	1,825	(6,091)	(17,685)	(5,313)
Realized loss on designated derivatives	—	(11,221)	—	(11,221)
Earnings (loss) in unconsolidated investments, net	4,685	(9,951)	15,755	768
Related party income	1,593	605	3,697	2,029
Early extinguishment of debt	—	(4,113)	—	(4,113)
Net loss on transactions	(314)	(74)	(353)	(2,663)
Other income (expense), net	177	128	2,297	(1,280)
Total other expense	(11,832)	(50,658)	(58,423)	(78,595)
Net loss before income tax	(9,739)	(37,513)	(51,706)	(51,058)
Tax (benefit) provision	1,311	(2,181)	4,038	676
Net loss	(11,050)	(35,332)	(55,744)	(51,734)
Net loss attributable to noncontrolling interest	(7,037)	(5,927)	(24,838)	(16,747)
Net loss attributable to Pattern Energy	$(4,013)	$(29,405)	$(30,906)	$(34,987)

Weighted average number of shares:
Class A common stock - Basic and diluted	81,531,775	72,789,583	76,821,811	69,233,698
Loss per share
Class A common stock:
Basic and diluted loss per share	$(0.05)	$(0.40)	$(0.40)	$(0.51)
Dividends declared per Class A common share	$0.40	$0.36	$1.17	$1.06

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Comprehensive Loss (In thousands of U.S. Dollars) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(11,050)	$(35,332)	$(55,744)	$(51,734)
Other comprehensive loss:
Foreign currency translation, net of zero tax impact	(1,768)	(12,208)	9,874	(21,900)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $198, $892, $4,300 and $948, respectively	(329)	(15,600)	(30,990)	(16,257)
Reclassifications to net loss due to termination/de-designation of interest rate derivatives, net of zero tax impact	—	11,221	—	11,221
Reclassifications to net loss, net of tax impact of $284, $170, $867 and $511, respectively	2,736	2,590	8,359	9,546
Total change in effective portion of change in fair market value of derivatives	2,407	(1,789)	(22,631)	4,510
Proportionate share of equity investee’s derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $244, $1,627, $4,213 and $2,486, respectively	(676)	(4,513)	(11,684)	(6,895)
Reclassifications to net loss, net of tax impact of $70, $194, $992 and $571, respectively	195	537	2,752	1,582
Total change in effective portion of change in fair market value of derivatives	(481)	(3,976)	(8,932)	(5,313)
Total other comprehensive income (loss), net of tax	158	(17,973)	(21,689)	(22,703)
Comprehensive loss	(10,892)	(53,305)	(77,433)	(74,437)
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(7,037)	(5,927)	(24,838)	(16,747)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax (provision) benefit of ($35), $268, $472 and $285, respectively	164	(1,023)	(1,206)	(2,008)
Reclassifications to net loss, net of tax impact of $39, $51, $126 and $153, respectively	106	138	341	1,959
Total change in effective portion of change in fair market value of derivatives	270	(885)	(865)	(49)
Comprehensive loss attributable to noncontrolling interest	(6,767)	(6,812)	(25,703)	(16,796)
Comprehensive loss attributable to Pattern Energy	$(4,125)	$(46,493)	$(51,730)	$(57,641)
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Stockholders’ Equity (In thousands of U.S. Dollars, except share data) (Unaudited)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2014	62,088,306	$621	(25,465)	$(717)	$723,938	$(44,626)	$(45,068)	$634,148	$530,586	$1,164,734
Issuance of Class A common stock, net of issuance costs	12,435,000	124	—	—	316,848	—	—	316,972	—	316,972
Issuance of Class A common stock under equity incentive award plan	186,136	2	—	—	(2)	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(12,027)	(331)	—	—	—	(331)	—	(331)
Stock-based compensation	—	—	—	—	3,234	—	—	3,234	—	3,234
Dividends declared	—	—	—	—	(75,117)	—	—	(75,117)	—	(75,117)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,382)	(4,382)
Acquisition of Post Rock	—	—	—	—	—	—	—	—	205,100	205,100
Conversion option of convertible senior notes, net of issuance costs	—	—	—	—	23,754	—	—	23,754	—	23,754
Buyout of noncontrolling interests	—	—	—	—	16,715	—	(7,944)	8,771	(95,047)	(86,276)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	191,251	191,251
Other	—	—	—	—	11	—	—	11	—	11
Net loss	—	—	—	—	—	(34,987)	—	(34,987)	(16,747)	(51,734)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(22,654)	(22,654)	(49)	(22,703)
Balances at September 30, 2015	74,709,442	$747	(37,492)	$(1,048)	$1,009,381	$(79,613)	$(75,666)	$853,801	$810,712	$1,664,513

Pattern Energy Group Inc. Consolidated Statements of Stockholders’ Equity (In thousands of U.S. Dollars, except share data) (Unaudited)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2015	74,709,442	$747	(65,301)	$(1,577)	$982,814	$(77,159)	$(73,325)	$831,500	$944,262	$1,775,762
Issuance of Class A common stock, net of issuance costs	12,540,504	125	—	—	286,115	—	—	286,240	—	286,240
Issuance of Class A common stock under equity incentive award plan	287,904	3	—	—	(3)	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(3,043)	(64)	—	—	—	(64)	—	(64)
Stock-based compensation	—	—	—	—	4,362	—	—	4,362	—	4,362
Dividends declared	—	—	—	—	(92,818)	—	—	(92,818)	—	(92,818)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,771)	(11,771)
Other	—	—	—	—	42	—	—	42	(103)	(61)
Net loss	—	—	—	—	—	(30,906)	—	(30,906)	(24,838)	(55,744)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(20,824)	(20,824)	(865)	(21,689)
Balances at September 30, 2016	87,537,850	$875	(68,344)	$(1,641)	$1,180,512	$(108,065)	$(94,149)	$977,532	$906,685	$1,884,217

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities
Net loss	$(55,744)	$(51,734)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	130,782	102,108
Amortization of financing costs	5,242	5,581
Amortization of debt discount/premium, net	3,147	798
Amortization of power purchase agreements, net	2,278	1,175
Loss on derivatives, net	29,757	793
Stock-based compensation	4,362	3,234
Deferred taxes	3,681	340
Earnings in unconsolidated investments	(15,755)	(813)
Distributions from unconsolidated investments	377	—
Realized loss on derivatives, net	—	10,192
Early extinguishment of debt	—	3,958
Other reconciling items	44	1,221
Changes in operating assets and liabilities:
Funds deposited by counterparty	(46,643)	—
Trade receivables	6,078	5,657
Prepaid expenses	(1,005)	3,994
Other current assets	(3,554)	(6,583)
Other assets (non-current)	865	(2,022)
Accounts payable and other accrued liabilities	(2,658)	4,180
Counterparty deposit liability	46,643	—
Related party receivable/payable	164	506
Accrued interest	(6,017)	1,970
Other current liabilities	492	764
Long-term liabilities	4,835	83
Increase in restricted cash	(1,972)	(2,120)
Net cash provided by operating activities	105,399	83,282
Investing activities
Cash paid for acquisitions, net of cash acquired	(4,024)	(406,284)
Decrease in restricted cash	23,293	41,820
Increase in restricted cash	(79)	(33,890)
Capital expenditures	(31,554)	(315,954)
Distributions from unconsolidated investments	40,066	23,494
Other assets	1,619	4,650
Other investing activities	(136)	—
Net cash provided by (used in) investing activities	29,185	(686,164)

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Nine months ended September 30,
	2016	2015
Financing activities
Proceeds from public offering, net of issuance costs	$286,583	$317,822
Proceeds from issuance of convertible senior notes, net of issuance costs	—	219,557
Repurchase of shares for employee tax withholding	(64)	(331)
Dividends paid	(85,159)	(63,455)
Payment for deferred equity issuance costs	—	(1,940)
Buyout of noncontrolling interest	—	(121,224)
Capital contributions - noncontrolling interest	—	193,064
Capital distributions - noncontrolling interest	(11,771)	(4,382)
Decrease in restricted cash	41,054	41,429
Increase in restricted cash	(36,027)	(41,184)
Refund of deposit for letters of credit	—	3,425
Payment for deferred financing costs	(134)	(8,445)
Proceeds from revolving credit facility	20,000	295,000
Repayment of revolving credit facility	(340,000)	(100,000)
Proceeds from construction loans	—	294,502
Repayment of long-term debt	(39,322)	(405,036)
Payment for interest rate derivatives	—	(11,061)
Other financing activities	(569)	—
Net cash provided by (used in) financing activities	(165,409)	607,741
Effect of exchange rate changes on cash and cash equivalents	1,750	(3,319)
Net change in cash and cash equivalents	(29,075)	1,540
Cash and cash equivalents at beginning of period	94,808	101,656
Cash and cash equivalents at end of period	$65,733	$103,196
Supplemental disclosures
Cash payments for income taxes	$233	$293
Cash payments for interest expense, net of capitalized interest	59,172	49,239
Acquired property, plant and equipment from acquisitions	—	579,712
Schedule of non-cash activities
Change in property, plant and equipment	6,132	20,744
Non-cash increase in additional paid-in capital from buyout of noncontrolling interests	—	16,715
Equity issuance costs paid in prior period related to current period offerings	—	433

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Organization
Pattern Energy Group Inc. (Pattern Energy or the Company) was organized in the state of Delaware on October 2, 2012. Pattern Energy is an independent energy generation company focused on constructing, owning and operating energy projects with long-term energy sales contracts located in the United States, Canada and Chile. Pattern Development owns a 19% interest in the Company. Pattern Development is a leading developer of renewable energy and transmission projects.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position at September 30, 2016, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, respectively, and the cash flows for the nine months ended September 30, 2016 and 2015, respectively. The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Funds Deposited by Counterparty
As a result of a counterparty's credit rating downgrade, the Company received cash collateral related to an energy derivative agreement, as discussed in Note 10, Derivative Instruments. The Company does not have the right to pledge, invest, or use the cash collateral for general corporate purposes. As of September 30, 2016, the Company has recorded a current asset of $46.6 million to funds deposited by counterparty and a current liability of $46.6 million to counterparty deposit liability representing the cash collateral received and corresponding obligation to return the cash collateral, respectively. The cash was deposited into a separate custodial account for which the Company is not entitled to the interest earned on the cash collateral.
Recently Issued Accounting Standards
In addition to recently issued accounting standards disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company is evaluating or has adopted the following recently issued accounting standards.
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which provides guidance on specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-15 during the third quarter of fiscal 2016 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
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
Supplemental pro forma data
The unaudited pro forma statement of operations data below gives effect to the Lost Creek and Post Rock acquisitions as if they had occurred on January 1, 2014. The pro forma net income (loss) for the three and nine month periods ended September 30, 2015 was adjusted to exclude nonrecurring transaction related credits of $0.2 million and expenses of $1.7 million, respectively. The unaudited pro forma data is presented for illustrative purposes only and is not intended to be indicative of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2014. The unaudited pro forma data should not be considered representative of the Company’s future financial condition or results of operations.

	Three months ended	Nine months ended
Unaudited pro forma data (in thousands)	September 30, 2015	September 30, 2015
Pro forma total revenue	$89,697	$260,497
Pro forma total expenses	125,261	315,976
Pro forma net loss	(35,564)	(55,479)
Less: pro forma net loss attributable to noncontrolling interest	(5,927)	(23,539)
Pro forma net loss attributable to Pattern Energy	$(29,637)	$(31,940)
The following table presents the amounts included in the consolidated statements of operations for Lost Creek and Post Rock since their respective dates of acquisition:

	Three months ended	Nine months ended
Unaudited data (in thousands)	September 30, 2015	September 30, 2015
Total revenue	$10,081	$15,253
Total expenses	15,197	21,547
Net loss	(5,116)	(6,294)
Less: net loss attributable to noncontrolling interest	(1,965)	(2,765)
Net loss attributable to Pattern Energy	$(3,151)	$(3,529)

4.    Property, Plant and Equipment
The table below presents the categories within property, plant and equipment as follows (in thousands):

	September 30,	December 31,
	2016	2015
Operating wind farms	$3,713,775	$3,700,140
Furniture, fixtures and equipment	8,912	3,500
Land	141	141
Subtotal	3,722,828	3,703,781
Less: accumulated depreciation	(540,774)	(409,161)
Property, plant and equipment, net	$3,182,054	$3,294,620
The Company recorded depreciation expense related to property, plant and equipment of $43.0 million and $128.7 million for the three and nine months ended September 30, 2016, respectively, and recorded $38.1 million and $100.6 million for the same periods in the prior year.
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

September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$12,433
Restricted cash	4,289
Trade receivables	3,953
Prepaid expenses	3,919
Other current assets	1,771
Total current assets	26,365
Restricted cash	3,202
Property, plant and equipment, net	1,443,557
Finite-lived intangible assets, net	2,113
Other assets	16,155
Total assets	$1,491,392

Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$8,919
Accrued construction costs	754
Accrued interest	127
Other current liabilities	1,481
Total current liabilities	11,281
Other long-term liabilities	15,675
Total liabilities	$26,956
6.    Unconsolidated Investments
The following projects are accounted for under the equity method of accounting and are presented in the Company's consolidated balance sheets for the periods below (in thousands):

			Percentage of Ownership
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
South Kent (1)	$—	$6,185	50.0%	50.0%
Grand (1)	—	5,735	45.0%	45.0%
K2	87,168	104,553	33.3%	33.3%
Unconsolidated investments	$87,168	$116,473
(1)As of September 30, 2016, the equity method investment balances in South Kent and Grand were $0. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company has suspended recognition of South Kent's and Grand's equity method earnings or losses and accumulated other comprehensive income (loss), if applicable, until such time as South Kent's and Grand's subsequent cumulative equity method earnings and other comprehensive income exceed cumulative distributions received, cumulative equity method losses and, where applicable, cumulative other comprehensive income (loss) during the suspension period. During the periods when South Kent's and Grand's equity method earnings or losses are suspended, the Company will record cash distributions received as gains in earnings (losses) in unconsolidated investments, net on the Company's consolidated statements of operations.

The following table summarizes the components of suspension during the period which are included in earnings (loss) in unconsolidated investments, net on the Company's consolidated statements of operations and components of suspension included in other comprehensive income (loss) (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2016	2016
Earnings (loss) in unconsolidated investments, net
Gains on distributions from unconsolidated investments	$5,777	$15,017
Suspended equity losses	$2,662	$4,556
Suspended other comprehensive income	$(535)	$(659)
The following table summarizes the aggregated operating results of the unconsolidated investments for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$40,863	$35,697	$167,426	$122,483
Cost of revenue	21,552	20,444	62,561	48,120
Operating expenses	2,675	3,133	8,734	8,447
Other expense	21,553	31,476	89,820	59,925
Net income (loss)	$(4,917)	$(19,356)	$6,311	$5,991
Significant Equity Method Investee
The following table presents summarized statements of operations information for the three and nine months ended September 30, 2016 and 2015, in thousands, as required for the Company's significant equity method investee, South Kent, pursuant to Regulation S-X Rule 10-01 (b)(1):
South Kent

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$15,128	$17,137	$65,033	$69,883
Cost of revenue	7,888	8,518	22,663	23,640
Operating expenses	879	1,056	2,916	3,763
Other expense	7,319	19,727	40,276	39,159
Net income (loss)	$(958)	$(12,164)	$(822)	$3,321

7.    Accounts Payable and Other Accrued Liabilities
The following table presents the components of accounts payable and other accrued liabilities (in thousands):

	September 30, 2016	December 31, 2015
Accounts payable	$1,848	$625
Other accrued liabilities	9,420	9,583
Operating wind farm upgrade liability	1,012	4,909
Turbine operations and maintenance payable	836	985
Purchase agreement obligations	—	5,749
Land lease rent payable	1,396	2,513
Spare-parts inventory payables	550	1,181
Payroll liabilities	6,268	5,345
Property tax payable	10,391	11,145
Sales tax payable	1,147	741
Accounts payable and other accrued liabilities	$32,868	$42,776
8.    Revolving Credit Facility
As of September 30, 2016, $433.3 million was available for borrowing under the $500.0 million Revolving Credit Facility. The Revolving Credit Facility is secured by pledges of the capital stock and ownership interests in certain of the Company’s holding company subsidiaries. The Revolving Credit Facility contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s holding company subsidiaries' ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business. As of September 30, 2016, the Company's holding company subsidiaries were in compliance with covenants contained in the Revolving Credit Facility.
As of September 30, 2016 and December 31, 2015, outstanding loan balances under the Revolving Credit Facility were $35.0 million and $355.0 million, respectively. In addition, as of September 30, 2016 and December 31, 2015, letters of credit of $31.7 million and $27.2 million, respectively, were issued under the Revolving Credit Facility.

9.    Long-term Debt
The Company’s long-term debt for the following periods is presented below (in thousands):

			As of September 30, 2016
	September 30,	December 31,	Contractual Interest Rate	Effective Interest Rate		Maturity
	2016	2015
Project-level
Fixed interest rate
El Arrayán EKF term loan	$103,904	$107,160	5.56%	5.56%		March 2029
Santa Isabel term loan	107,656	109,973	4.57%	4.57%		September 2033
Variable interest rate
Ocotillo commercial term loan (1)	194,378	208,119	2.59%	3.79%	(2)	August 2020
Lost Creek term loan	103,846	110,846	2.89%	6.50%	(2)	September 2027
El Arrayán commercial term loan	94,458	97,418	3.98%	5.69%	(2)	March 2029
Spring Valley term loan	131,409	132,670	2.59%	5.31%	(2)	June 2030
Ocotillo development term loan	103,400	104,500	2.94%	4.39%	(2)	August 2033
St. Joseph term loan (1)	166,431	158,181	2.52%	3.84%	(2)	November 2033
Imputed interest rate
Hatchet Ridge financing lease obligation	207,181	214,580	1.43%	1.43%		December 2032
	1,212,663	1,243,447
Unamortized premium, net (3)	1,227	1,380
Unamortized financing costs	(22,138)	(26,303)
Current portion (4)	(46,324)	(44,144)
Long-term debt, less current portion	$1,145,428	$1,174,380

(1)
The amortization for the Ocotillo commercial term loan and the St. Joseph term loan are through June 2030 and September 2036, respectively, which differs from the stated maturity date of such loans due to prepayment requirements.

(2)	Includes impact of interest rate derivatives. Refer to Note 10, Derivative Instruments, for discussion of interest rate derivatives.

(3)	Amount is related to the Lost Creek term loan.

(4)	Amount is presented net of the current portion of unamortized financing costs of $3.6 million and $3.7 million as of September 30, 2016 and December 31, 2015, respectively.
Interest and commitment fees incurred and interest expense for long-term debt, the Revolving Credit Facility, Convertible Senior Notes and other finance related interest expense consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest and commitment fees incurred	$16,854	$19,144	$53,356	$55,682
Capitalized interest, commitment fees, and letter of credit fees	—	(2,083)	—	(5,656)
Amortization of debt discount/premium, net	1,073	830	3,147	798
Amortization of financing costs	1,745	1,916	5,242	5,581
Other interest	126	134	389	397
Interest expense	$19,798	$19,941	$62,134	$56,802
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

The following table presents a summary of the equity and liability components of the 2020 Notes (in thousands):

	September 30, 2016	December 31, 2015
Principal	$225,000	$225,000
Less:
Unamortized debt discount	(19,324)	(22,624)
Unamortized financing costs	(4,172)	(5,014)
Carrying value of convertible senior notes	$201,504	$197,362
Carrying value of the equity component (1)	$23,743	$23,743

(1)	Included in the consolidated balance sheets within additional paid-in capital, net of $0.7 million in equity issuance costs.
During the three and nine months ended September 30, 2016, in relation to the 2020 Notes, the Company recorded contractual coupon interest of $2.4 million and $6.9 million, amortization of financing costs of $0.3 million and $0.8 million and amortization of debt discount of $1.1 million and $3.3 million, respectively, in interest expense in the consolidated statements of operations.
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
As of September 30, 2016, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the normal purchase normal sale scope exception and were therefore exempt from fair value accounting treatment.

The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets (in thousands):

	September 30, 2016
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$—	$—	$10,293	$50,166

Fair Value of Undesignated Derivatives
Interest rate swaps	$—	$—	$3,957	$14,605
Energy derivative	18,457	30,256	—	—
Foreign currency forward contracts	740	3	695	66

Total Fair Value	$19,197	$30,259	$14,945	$64,837

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$—	$—	$10,034	$24,360

Fair Value of Undesignated Derivatives
Interest rate swaps	$—	$559	$4,309	$4,299
Energy derivative	20,856	42,827	—	—
Foreign currency forward contracts	3,482	628	—	—

Total Fair Value	$24,338	$44,014	$14,343	$28,659
The following table summarizes the notional amounts of the Company's outstanding derivative instruments (in thousands except for MWh):

	Unit of Measure	September 30,	December 31,
		2016	2015
Designated Derivative Instruments
Interest rate swaps	USD	$367,824	$379,808
Interest rate swaps	CAD	$196,650	$196,988

Undesignated Derivative Instruments
Interest rate swaps	USD	$259,469	$275,424
Energy derivative	MWh	1,322,387	1,707,350
Foreign currency forward contracts	CAD	$267,700	$62,300

Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest swaps that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the period or periods during which a cash settlement occurs. The designated interest rate swaps have remaining maturities ranging from approximately 11.0 years to 20.0 years.
The following table presents gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in accumulated other comprehensive income (loss), as well as amounts reclassified to earnings for the following periods (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Description	2016	2015	2016	2015
Gains (losses) recognized in accumulated OCI	Effective portion of change in fair value	$(329)	$(15,600)	$(30,990)	$(16,257)
Gains (losses) reclassified from accumulated OCI into:
Interest expense, net of tax	Derivative settlements	$(2,736)	$(2,590)	$(8,359)	$(9,546)
Realized loss on designated derivatives, net	Termination of derivatives	$—	$(11,221)	$—	$(11,221)
Gains (losses) recognized in interest expense	Ineffective portion	$365	$—	$(147)	$—
The Company estimates that $7.9 million in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months.
Gulf Wind
On July 28, 2015, in connection with the early extinguishment of Gulf Wind's term loan, the Company terminated the related interest rate swaps which resulted in the reclassification of $11.2 million in accumulated other comprehensive loss to realized loss on designated derivatives, net in the consolidated statements of operations.

Derivatives Not Designated as Hedging Instruments
The following table presents gains and losses on derivatives not designated as hedges (in thousands):

	Financial Statement Line Item		Three months ended September 30,		Nine months ended September 30,
Derivative Type		Description	2016	2015	2016	2015
Interest rate derivatives	Gain (loss) on undesignated derivatives, net	Change in fair value, net of settlements	$2,305	$(7,570)	$(10,513)	$(5,264)
Interest rate derivatives	Gain (loss) on undesignated derivatives, net	Derivative settlements	$(1,272)	$(1,383)	$(3,878)	$(3,302)
Energy derivative	Electricity sales	Change in fair value, net of settlements	$(818)	$4,630	$(14,970)	$1,600
Energy derivative	Electricity sales	Derivative settlements	$3,144	$2,969	$16,629	$15,066
Foreign currency forward contracts	Gain (loss) on undesignated derivatives, net	Change in fair value, net of settlements	$487	$2,480	$(4,128)	$2,871
Foreign currency forward contracts	Gain (loss) on undesignated derivatives, net	Derivative settlements	$305	$382	$834	$382
Interest Rate Swaps
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest rate swaps that are not designated and do not qualify as cash flow hedges, the changes in fair value are recorded in gain (loss) on undesignated derivatives, net in the consolidated statements of operations as these hedges are not accounted for under hedge accounting. The undesignated interest rate swaps have remaining maturities ranging from approximately 4.5 years to 13.8 years.
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
As a result of the counterparty's credit rating downgrade, the Company received cash collateral related to the energy derivative agreement. The Company does not have the right to pledge, invest, or use the cash collateral for general corporate purposes. As of September 30, 2016, the Company has recorded a current asset of $46.6 million to funds deposited by counterparty and a current liability of $46.6 million to counterparty deposit liability representing the cash collateral received and corresponding obligation to return the cash collateral, respectively. The cash was deposited into a separate custodial account for which the Company is not entitled to the interest earned on the cash collateral.

Foreign Currency Forward Contracts
The Company has established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in the Company’s cash flow, which may have an adverse impact to our short-term liquidity or financial condition. A majority of the Company’s power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. The Company enters into foreign currency forward contracts at various times to mitigate the currency exchange rate risk on Canadian dollar denominated cash flows. These instruments have remaining maturities ranging from one to twenty-one months. The foreign currency forward contracts are considered non-designated derivative instruments and are not used for trading or speculative purposes. As a result, changes in fair value and settlements are recorded in gain (loss) on undesignated derivatives, net in the consolidated statements of operations.
11.    Accumulated Other Comprehensive Loss
The following tables summarize the changes in the accumulated other comprehensive loss balance, net of tax, by component as follows (in thousands):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2014	$(19,338)	$(26,672)	$(7,903)	$(53,913)
Other comprehensive loss before reclassifications	(21,900)	(16,257)	(6,895)	(45,052)
Amounts reclassified from accumulated other comprehensive loss due to termination of interest rate derivatives	—	11,221	—	11,221
Amounts reclassified from accumulated other comprehensive loss	—	9,546	1,582	11,128
Net current period other comprehensive loss	(21,900)	4,510	(5,313)	(22,703)
Balances at September 30, 2015	$(41,238)	$(22,162)	$(13,216)	$(76,616)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, September 30, 2015	—	(950)	—	(950)
Accumulated other comprehensive loss attributable to Pattern Energy, September 30, 2015	$(41,238)	$(21,212)	$(13,216)	$(75,666)

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2015	$(48,285)	$(13,462)	$(12,131)	$(73,878)
Other comprehensive income (loss) before reclassifications	9,874	(30,990)	(11,684)	(32,800)
Amounts reclassified from accumulated other comprehensive loss	—	8,359	2,752	11,111
Net current period other comprehensive income (loss)	9,874	(22,631)	(8,932)	(21,689)
Balances at September 30, 2016	$(38,411)	$(36,093)	$(21,063)	$(95,567)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, September 30, 2016	—	(1,418)	—	(1,418)
Accumulated other comprehensive loss attributable to Pattern Energy, September 30, 2016	$(38,411)	$(34,675)	$(21,063)	$(94,149)
Amounts reclassified from accumulated other comprehensive loss into net loss for the effective portion of change in fair value of derivatives is recorded to interest expense in the consolidated statements of operations. Amounts reclassified from accumulated other comprehensive loss into net loss for the Company’s proportionate share of equity investee’s other comprehensive loss is recorded to earnings (loss) in unconsolidated investments, net in the consolidated statements of operations.
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

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Energy derivative	$—	$—	$48,713	$48,713
Foreign currency forward contracts	—	743	—	743
	$—	$743	$48,713	$49,456
Liabilities
Interest rate swaps	$—	$79,021	$—	$79,021
Foreign currency forward contracts	—	761	—	761
	$—	$79,782	$—	$79,782

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$559	$—	$559
Energy derivative	—	—	63,683	63,683
Foreign currency forward contracts	—	4,110	—	4,110
	$—	$4,669	$63,683	$68,352
Liabilities
Interest rate swaps	$—	$43,002	$—	$43,002
	$—	$43,002	$—	$43,002

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
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows (in thousands, for fair value):

September 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$48,713	Discounted cash flow	Forward electricity prices	$14.9 - $69.2(1)
			Discount rate	0.85% - 1.04%

December 31, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$63,683	Discounted cash flow	Forward electricity prices	$12.48 - $74.94(1)
			Discount rate	0.61% - 1.46%

(1)	Represents price per MWh
The following table presents a reconciliation of the energy derivative contract measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balances, beginning of period	$49,531	$61,445	$63,683	$64,475
Net gains included in electricity sales	2,326	7,599	1,659	16,666
Settlements	(3,144)	(2,969)	(16,629)	(15,066)
Balances, end of period	$48,713	$66,075	$48,713	$66,075
During the three and nine months ended September 30, 2016, the Company recognized unrealized losses on the energy derivative of $0.8 million and $15.0 million, respectively, and unrealized gains of $4.6 million and $1.6 million, respectively, for the same periods in the prior year, which were all recorded to electricity sales on the consolidated statements of operations.

Financial Instruments Not Measured at Fair Value
The following table presents the carrying amount and fair value and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets, but for which fair value is disclosed (in thousands):

		Fair Value
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
September 30, 2016
Convertible senior notes	$201,504	$—	$212,545	$—	$212,545
Long-term debt, including current portion	$1,191,752	$—	$1,192,317	$—	$1,192,317
December 31, 2015
Convertible senior notes	$197,362	$—	$189,863	$—	$189,863
Long-term debt, including current portion	$1,218,524	$—	$1,192,286	$—	$1,192,286
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
13.    Stockholders' Equity
Common Stock
On August 12, 2016, the Company completed an underwritten public offering of its Class A common stock. In total, 10,000,000 shares of the Company's Class A common stock were sold. In connection with the equity offering, the underwriters had a 30-day option to purchase up to an additional 1,500,000 shares of Class A common stock to cover over-allotments. On August 22, 2016, the underwriters partially exercised their over-allotment option and purchased an additional 1,300,000 shares of Class A common stock. Aggregate net proceeds of the equity offering, including the proceeds of the over-allotment option, were approximately $258.6 million after deduction of underwriting discounts, commissions, and transaction expenses.
On May 9, 2016, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the Agents). Pursuant to the terms of the Equity Distribution Agreement, the Company may offer and sell shares of the Company’s Class A common stock, par value $0.01 per share, from time to time through the Agents, as the Company’s sales agents for the offer and sale of the shares, up to an aggregate sales price of $200.0 million. The Company intends to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the three and nine months ended September 30, 2016, the Company sold 1,240,504 shares under the Equity Distribution Agreement and net proceeds under the issuances were $27.6 million and the aggregate compensation paid by the Company to the Agents with respect to such sales was $0.3 million.
Dividends
The following table presents cash dividends declared on Class A common stock for the periods presented:

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2016:
Third Quarter	$0.4000	August 3, 2016	September 30, 2016	October 31, 2016
Second Quarter	$0.3900	May 4, 2016	June 30, 2016	July 29, 2016
First Quarter	$0.3810	February 24, 2016	March 31, 2016	April 29, 2016

Noncontrolling Interests
The table below presents the balances for noncontrolling interests by project as follows (in thousands):

	September 30,	December 31,
	2016	2015
El Arrayán	$32,125	$34,224
Logan's Gap	183,681	190,397
Panhandle 1	192,117	195,791
Panhandle 2	173,841	184,773
Post Rock	185,636	196,346
Amazon Wind Farm Fowler Ridge	139,285	142,731
Noncontrolling interest	$906,685	$944,262
The table below presents the components of total noncontrolling interest as reported in stockholders’ equity and the consolidated balance sheets as follows (in thousands):

	Capital	Accumulated Income (Loss)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balances at December 31, 2014	$529,539	$9,892	$(8,845)	$530,586
Distributions to noncontrolling interests	(4,382)	—	—	(4,382)
Acquisition of Post Rock	205,100	—	—	205,100
Buyout of noncontrolling interests	(88,747)	(14,244)	7,944	(95,047)
Contribution from noncontrolling interests	191,251	—	—	191,251
Net loss	—	(16,747)	—	(16,747)
Other comprehensive loss, net of tax	—	—	(49)	(49)
Balances at September 30, 2015	$832,761	$(21,099)	$(950)	$810,712

Balances at December 31, 2015	$972,241	$(27,426)	$(553)	$944,262
Distributions to noncontrolling interests	(11,771)	—	—	(11,771)
Other	(103)	—	—	(103)
Net loss	—	(24,838)	—	(24,838)
Other comprehensive loss, net of tax	—	—	(865)	(865)
Balances at September 30, 2016	$960,367	$(52,264)	$(1,418)	$906,685
14.    Loss Per Share
Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the reportable period. Diluted loss per share is computed by adjusting basic loss per share for the effect of all potential common shares unless they are anti-dilutive. For purpose of this calculation, potentially dilutive securities are determined by applying the treasury stock method to the assumed exercise of in-the-money stock options and the assumed vesting of outstanding restricted stock awards (RSAs) and release of deferred restricted stock units (RSUs). Potentially dilutive securities related to convertible senior notes are determined using the if-converted method.
The Company's vested deferred RSUs have non-forfeitable rights to dividends prior to release and are considered participating securities. Accordingly, they are included in the computation of basic and diluted loss per share, pursuant to the two-class method. Under the two-class method, distributed and undistributed earnings allocated to participating securities are excluded from net loss attributable to common stockholders for purposes of calculating basic and diluted loss per share. However, net losses are not allocated to participating securities since they are not contractually obligated to share in the losses of the Company.
For the three and nine months ended September 30, 2016, the Company excluded 8,121,850 and 8,115,741, respectively, and excluded 5,578,764 and 2,027,347 for the same periods in the prior year, of potentially dilutive securities from the diluted loss per share calculation as their effect is anti-dilutive.

The computations for Class A basic and diluted loss per share are as follows (in thousands except share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted loss per share:
Net loss attributable to Pattern Energy	$(4,013)	$(29,405)	$(30,906)	$(34,987)
Less: dividends declared on Class A common stock	(34,988)	(27,113)	(92,759)	(75,117)
Less: earnings allocated to participating securities	(16)	—	(36)	—
Undistributed loss attributable to common stockholders	$(39,017)	$(56,518)	$(123,701)	$(110,104)

Denominator for loss per share:
Weighted average number of shares:
Class A common stock - basic and diluted	81,531,775	72,789,583	76,821,811	69,233,698

Calculation of basic and diluted loss per share:
Dividends	$0.43	$0.37	$1.21	$1.08
Undistributed loss	(0.48)	(0.78)	(1.61)	(1.59)
Basic and diluted loss per share	$(0.05)	$(0.40)	$(0.40)	$(0.51)

Dividends declared per Class A common share	$0.40	$0.36	$1.17	$1.06
15.    Commitments and Contingencies
Acquisition Commitment
On September 21, 2016, the Company committed to acquire from Pattern Development a 50% interest in Armow, a 179 MW wind project in Ontario, Canada for a purchase price of approximately $133.0 million. The acquisition was completed on October 17, 2016 and was funded from cash available and draws under the Company's Revolving Credit Facility. See Note 17, Subsequent Events of this Form 10-Q for additional information.
On June 30, 2016, the Company committed to acquire from Pattern Development an 84% interest in Broadview, a 324 MW wind project and a 99% interest in the associated independent 35-mile 345 kV Western Interconnect transmission line for a purchase price of approximately $269.0 million (Broadview Acquisition), which will be funded at the commencement of commercial operations, currently estimated to occur in the first half of 2017.
Letters of Credit
Power Sale Agreements
The Company owns and operates wind power projects, and has entered into various long-term PSAs that terminate from 2019 to 2039. The terms of these agreements generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the agreement. Under the terms of these agreements, as of September 30, 2016, the Company issued irrevocable letters of credits to guarantee its performance for the duration of the agreements totaling $107.0 million.
Project Finance and Lease Agreements
The Company has various project finance and lease agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of September 30, 2016, the Company issued irrevocable letters of credit totaling $108.8 million to ensure performance under these various project finance and lease agreements, including the Revolving Credit Facility.

Contingencies
Turbine Operating Warranties and Service Guarantees
The Company has various turbine availability warranties and service guarantees from either its turbine manufacturers or service and maintenance providers. The service guarantees, primarily from one provider, are associated with long-term turbine service arrangements which commenced on various dates in 2014 and 2015 for certain wind projects. Pursuant to these warranties and service guarantees, if a turbine operates at less than minimum availability during the warranty period, the turbine manufacturer or service provider is obligated to pay, as liquidated damages, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, if a turbine operates at more than a specified availability during the warranty period, the Company has an obligation to pay a bonus to the turbine manufacturer or service provider. As of September 30, 2016, the Company recorded liabilities of $3.4 million associated with bonuses payable to the turbine manufacturers and service providers.
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

The following table presents net bilateral management service cost reimbursements included in the consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Related party general and administrative	$(3,553)	$(1,887)	$(7,381)	$(5,316)
Related party income	1,593	605	$3,697	2,029
Total	$(1,960)	$(1,282)	$(3,684)	$(3,287)
As of September 30, 2016 and December 31, 2015, the net amounts payable to Pattern Development for bilateral management service cost reimbursements were $2.0 million and $1.6 million, respectively. In addition, the Company recorded a receivable of $0.1 million and $0.1 million as of September 30, 2016 and December 31, 2015, respectively, related to expense reimbursements due from Pattern Development.
Management Fees
The Company provides management services and receives a fee for such services under agreements with its joint venture investees, South Kent, Grand and K2, in addition to various Pattern Development subsidiaries. The following table presents revenue for these agreements included in the consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Related party revenue	$1,574	$955	$4,121	$2,630
Total	$1,574	$955	$4,121	$2,630
A related party receivable of $0.9 million and $0.6 million was recorded in the consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.
17.    Subsequent Events
On November 4, 2016, the Company declared an increased dividend for the fourth quarter, payable on January 31, 2017, to holders of record on December 30, 2016, in the amount of $0.408 per Class A share, or $1.632 on an annualized basis. This is 2.0% increase from the third quarter of 2016.
On October 17, 2016, the Company acquired from Pattern Development a 50% limited partnership interest in SP Armow Wind Ontario LP (the Armow Project Company), as well as 100% of the issued and outstanding shares in the capital of Pattern Armow GP Holdings Inc. for consideration of approximately $133.0 million, plus accrued estimated proportionate debt of approximately $197.1 million U.S. dollar equivalent. The Armow Project Company operates the approximately 179 MW wind farm located in the Municipality of Kincardine in Bruce County, Ontario, Canada which achieved commercial operation in December 2015. The purchase price was funded through a draw under the Revolving Credit Facility and available cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited consolidated financial statements for the three and nine months ended September 30, 2016 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern Energy” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries.
Overview
We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. We hold interests in 18 wind power projects, including the Armow project which we acquired on October 17, 2016, and the Broadview project which we have committed to acquire, located in the United States, Canada and Chile that use proven, best-in-class technology and have a total owned capacity of 2,644 MW. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price power sale agreement (PPA). Ninety-one percent of the electricity to be generated by our projects will be sold under our power sale agreements which have a weighted average remaining contract life of approximately 14 years.
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

Recent Developments
On October 17, 2016, we acquired from Pattern Development a 50% limited partnership interest in SP Armow Wind Ontario LP (the Armow Project Company), as well as 100% of the issued and outstanding shares in the capital of Pattern Armow GP Holdings Inc. for consideration of approximately $133.0 million, plus accrued estimated proportionate debt of approximately $197.1 million

U.S. dollar equivalent. The Armow Project Company operates the approximately 179 MW wind farm located in the Municipality of Kincardine in Bruce County, Ontario, Canada which achieved commercial operations in December 2015. The purchase price was funded through a draw under our Revolving Credit Facility and available cash.
On August 12, 2016, we completed an underwritten public offering of our Class A common stock. In total, 10,000,000 shares of our Class A common stock were sold. In connection with the equity offering, the underwriters had a 30-day option to purchase up to an additional 1,500,000 shares of Class A common stock to cover over-allotments. On August 22, 2016, the underwriters partially exercised their over-allotment option and purchased an additional 1,300,000 shares of Class A common stock. Aggregate net proceeds of the equity offering, including the proceeds of the over-allotment option, were approximately $258.6 million after deduction of underwriting discounts, commissions, and transaction expenses.
On June 30, 2016, we committed to acquire from Pattern Development an 84% interest in Broadview, a 324 MW wind project and a 99% interest in the associated independent 35-mile 345 kV Western Interconnect transmission line for a purchase price of approximately $269.0 million (Broadview Acquisition), which will be funded at the commencement of commercial operations, currently estimated to occur in the first half of 2017. We can meet the contemplated cash purchase consideration using part of our available liquidity and long-term project holding company debt financing commitments arranged at the time of the purchase commitment which total up to $160.0 million with various maturities from five to ten years. We believe that we do not need to raise equity in order to complete the Broadview Acquisition; however, we retain the flexibility to use retained cash flow or raise equity, corporate debt, project holding company debt or other financing arrangements prior to the closing of the Broadview Acquisition in lieu of using one or more of project holding company debt financing commitments.
On May 9, 2016, we entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the Agents). Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock, par value $0.01 per share, from time to time through the Agents, as our sales agents for the offer and sale of the shares, up to an aggregate sales price of $200.0 million. We intend to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the three and nine months ended September 30, 2016, we sold 1,240,504 shares under the Equity Distribution Agreement and net proceeds under the issuances were $27.6 million.
Below is a summary of our Identified Right of First Offer Projects that we expect to acquire from Pattern Development in connection with our purchase right.

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development- Owned (4)
Kanagi Solar	Operational	Japan	2014	2016	PPA	14	6
Futtsu Solar	Operational	Japan	2014	2016	PPA	42	19
Conejo Solar	Operational	Chile	2015	2016	PPA	104	104
Meikle	In construction	British Columbia	2015	2016	PPA	180	180
Belle River	Late stage development	Ontario	2016	2017	PPA	100	43
North Kent	Late stage development	Ontario	2017	2018	PPA	100	43
Grady	Late stage development	New Mexico	2018	2019	PPA	220	176
Henvey Inlet	Late stage development	Ontario	2017	2018	PPA	300	150
Mont Sainte-Marguerite	Late stage development	Québec	2016	2017	PPA	147	147
Ohorayama	Late stage development	Japan	2017	2018	PPA	33	31
Tsugaru	Late stage development	Japan	2017	2019	PPA	126	63
						1,366	962

(1)	Represents year of actual or anticipated commencement of construction.

(2)	Represents year of actual or anticipated commencement of commercial operations.

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
The most directly comparable U.S. GAAP measure to cash available for distribution is net cash provided by operating activities. The following table is a reconciliation of our net cash provided by operating activities to cash available for distribution for the periods presented (unaudited and in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$36,408	$34,682	$105,399	$83,282
Changes in operating assets and liabilities	(3,526)	(4,293)	2,772	(6,429)
Network upgrade reimbursement	—	618	—	1,854
Release of restricted cash to fund project and general and administrative costs	—	—	590	1,501
Operations and maintenance capital expenditures	(133)	27	(879)	(294)
Distributions from unconsolidated investments	8,292	9,647	40,066	23,494
Reduction of other asset - Gulf Wind energy derivative deposit	—	5,355	—	5,355
Other	(195)	(1,212)	(130)	273
Less:
Distributions to noncontrolling interests	(3,584)	(2,871)	(11,771)	(4,382)
Principal payments paid from operating cash flows	(17,060)	(19,674)	(39,322)	(45,057)
Cash available for distribution	$20,202	$22,279	$96,725	$59,597
Cash available for distribution was $20.2 million for the three months ended September 30, 2016 as compared to $22.3 million for the same period in the prior year. This $2.1 million decrease in cash available for distribution was primarily due to the partial refund of deposit associated with the Gulf Wind energy derivative of $5.4 million received in 2015 offset by a reduction in principal payments of $2.6 million.
Cash available for distribution was $96.7 million for the nine months ended September 30, 2016 as compared to $59.6 million for the same period in the prior year. This $37.1 million increase in cash available for distribution was due to additional revenues of $51.4 million (excluding unrealized loss on energy derivative and amortization of PPAs) primarily from projects which were acquired since May 2015 or which commenced commercial operations in September 2015. In addition, we received an increase of $16.6 million in cash distributions from our unconsolidated investments when compared to the same period in the prior year due to a full period of operation at each of our unconsolidated investments in 2016. These increases were partially offset by increases in project expenses of $14.9 million and operating expenses of $10.9 million, primarily from projects which commenced commercial operations or were acquired during 2015, as well as, increased distributions to noncontrolling interests of $7.4 million.
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
During the nine months ended September 30, 2016, the equity method of accounting for our investments at South Kent and Grand has been suspended as the carrying values of our investments were reduced to zero. Our definition of Adjusted EBITDA has accordingly been modified within the current periods to include adjustments (gains on distributions and suspended equity losses) from unconsolidated investments.
The most directly comparable U.S. GAAP measure to Adjusted EBITDA is net income (loss). The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (unaudited and in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(11,050)	$(35,332)	$(55,744)	$(51,734)
Plus:
Interest expense, net of interest income	19,583	18,278	60,906	54,692
Tax (benefit) provision	1,311	(2,181)	4,038	676
Depreciation, amortization and accretion	45,755	40,241	136,974	104,082
EBITDA	55,599	21,006	146,174	107,716
Unrealized (gain) loss on energy derivative (1)	818	(4,630)	14,970	(1,600)
(Gain) loss on undesignated derivatives, net	(1,825)	6,091	17,685	5,313
Realized loss on derivatives	—	11,221	—	11,221
Early extinguishment of debt	—	4,113	—	4,113
Net loss on transactions	314	74	353	2,663
Adjustments from unconsolidated investments (2)	(8,439)	—	(19,573)	—
Plus, proportionate share from unconsolidated investments:
Interest expense, net of interest income	7,634	6,466	22,778	17,085
Depreciation, amortization and accretion	6,660	6,746	19,624	16,246
Loss on undesignated derivatives, net	1,544	7,637	17,015	9,531
Adjusted EBITDA	$62,305	$58,724	$219,026	$172,288

(1)	Amount is included in electricity sales on the consolidated statements of operations.

(2)
Amount consists of gains on distributions from unconsolidated investments and suspended equity losses of $5.8 million and $2.7 million for the three months ended September 30, 2016, respectively and $15.0 million and $4.6 million for the nine months ended September 30, 2016, respectively.

Adjusted EBITDA for the three months ended September 30, 2016 was $62.3 million compared to $58.7 million for the same period in the prior year, an increase of $3.6 million, or approximately 6.1%. The increase in Adjusted EBITDA for the three months ended September 30, 2016 as compared to the same period in the prior year was primarily attributable to projects which commenced commercial operations since September 2015.

Adjusted EBITDA for the nine months ended September 30, 2016 was $219.0 million compared to $172.3 million for the same period in the prior year, an increase of $46.7 million or approximately 27.1%. The increase in Adjusted EBITDA for the nine months ended September 30, 2016 as compared to the same period in the prior year was primarily attributable to projects which commenced commercial operations or were acquired since May 2015.
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

The following table presents selected operating performance metrics for the periods presented (unaudited):

	Three months ended September 30,				Nine months ended September 30,
MWh sold	2016	2015	Change	% Change	2016	2015	Change	% Change
Consolidated MWh sold	1,526,221	1,341,917	184,304	13.7%	5,055,723	3,586,128	1,469,595	41.0%
Less: noncontrolling MWh	(200,122)	(216,107)	15,985	(7.4)%	(689,026)	(627,838)	(61,188)	9.7%
Controlling interest in consolidated MWh	1,326,099	1,125,810	200,289	17.8%	4,366,697	2,958,290	1,408,407	47.6%
Unconsolidated investments proportional MWh	146,201	134,575	11,626	8.6%	621,924	463,501	158,423	34.2%
Proportional MWh sold	1,472,300	1,260,385	211,915	16.8%	4,988,621	3,421,791	1,566,830	45.8%

Average realized electricity price per MWh
Consolidated average realized electricity price per MWh	$60	$63	$(3)	(4.8)%	$56	$65	$(9)	(13.8)%
Unconsolidated investments proportional average realized electricity price per MWh	$116	$120	$(4)	(3.3)%	$112	$121	$(9)	(7.4)%
Proportional average realized electricity price per MWh	$68	$73	$(5)	(6.8)%	$66	$76	$(10)	(13.2)%
Our consolidated MWh sold for the three months ended September 30, 2016 was 1,526,221 MWh, as compared to 1,341,917 MWh for the three months ended September 30, 2015, an increase of 184,304 MWh, or 13.7%. The change in consolidated MWh sold was primarily attributable to an increase in volume of 160,976 MWh from projects which commenced commercial operations since September 2015 and a slight increase in volume of 23,328 MWh from projects owned or in operation prior to May 2015.

Our consolidated MWh sold for the nine months ended September 30, 2016 was 5,055,723 MWh, as compared to 3,586,128 MWh for the nine months ended September 30, 2015, an increase of 1,469,595 MWh, or 41.0%. The change in consolidated MWh sold was primarily attributable to:

•	an increase in volume of 789,627 MWh from projects which commenced commercial operations since September 2015;

•	an increase in volume of 501,052 MWh from projects acquired in May 2015; and

•	an increase in volume of 178,916 MWh from projects in operation prior to 2015.
Our proportional MWh sold for the three months ended September 30, 2016 was 1,472,300 MWh, as compared to 1,260,385 MWh for the three months ended September 30, 2015, an increase of 211,915 MWh, or 16.8%. The change in proportional MWh sold was primarily attributable to:

•	an increase in volume of 200,289 MWh from controlling interest in consolidated MWh; and

•	an increase in volume of 11,626 MWh from unconsolidated investments.
Our proportional MWh sold for the nine months ended September 30, 2016 was 4,988,621 MWh, as compared to 3,421,791 MWh for the nine months ended September 30, 2015, an increase of 1,566,830 MWh, or 45.8%. The change in proportional MWh sold was primarily attributable to:

•	an increase in volume of 1,408,407 MWh from controlling interest in consolidated MWh; and

•	an increase in volume of 158,423 MWh from unconsolidated investments due primarily to the acquisition of K2 in June 2015.
Our consolidated average realized electricity price was $60 per MWh for the three months ended September 30, 2016 as compared to $63 per MWh for the three months ended September 30, 2015. The decrease of $3 per MWh was primarily due to an increase in volume of lower priced PPAs and lower spot market pricing.
Our consolidated average realized electricity price was $56 per MWh for the nine months ended September 30, 2016 as compared to $65 per MWh for the nine months ended September 30, 2015. The decrease of $9 per MWh was primarily due to an increase in volume of lower priced PPAs and lower spot market pricing.
Our proportional average realized electricity price was $68 per MWh for the three months ended September 30, 2016 as compared to $73 per MWh for the three months ended September 30, 2015. The $5 per MWh decrease in the proportional average realized electricity price was primarily due to an increase in volume of lower priced PPAs and lower spot market pricing partially offset by higher average price in unconsolidated investments primarily due to an increase in volume at higher prices.
Our proportional average realized electricity price was $66 per MWh for the nine months ended September 30, 2016 as compared to $76 per MWh for the nine months ended September 30, 2015. The $10 per MWh decrease in the proportional average realized electricity price was primarily due to an increase in volume of lower priced PPAs and lower spot market pricing partially offset by higher average price in unconsolidated investments primarily due to an increase in volume, in particular K2 which was acquired in June 2015, at higher prices.

Results of Operations
The following table and discussion provide selected financial information for the three and nine month periods presented and are unaudited (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$91,914	$89,697	$2,217	2.5%	$272,991	$239,234	$33,757	14.1%
Total cost of revenue	75,077	67,447	7,630	11.3%	227,771	184,072	43,699	23.7%
Total operating expenses	14,744	9,105	5,639	61.9%	38,503	27,625	10,878	39.4%
Total other expense	11,832	50,658	(38,826)	(76.6)%	58,423	78,595	(20,172)	(25.7)%
Net loss before income tax	(9,739)	(37,513)	27,774	(74.0)%	(51,706)	(51,058)	(648)	1.3%
Tax (benefit) provision	1,311	(2,181)	3,492	(160.1)%	4,038	676	3,362	497.3%
Net loss	(11,050)	(35,332)	24,282	(68.7)%	(55,744)	(51,734)	(4,010)	7.8%
Net loss attributable to noncontrolling interest	(7,037)	(5,927)	(1,110)	18.7%	(24,838)	(16,747)	(8,091)	48.3%
Net loss attributable to Pattern Energy	$(4,013)	$(29,405)	$25,392	(86.4)%	$(30,906)	$(34,987)	$4,081	(11.7)%
Total revenue
Total revenue for the three months ended September 30, 2016 was $91.9 million compared to $89.7 million for the three months ended September 30, 2015, an increase of $2.2 million, or approximately 2.5%. The increase in total revenue for the three months ended September 30, 2016 as compared to the same period in the prior year was primarily attributable to $6.7 million in additional electricity sales from projects which commenced commercial operations since September 2015 partially offset by $5.4 million in higher unrealized losses due to higher forward electricity price curves when compared to the prior period.
Total revenue for the nine months ended September 30, 2016 was $273.0 million compared to $239.2 million for the nine months ended September 30, 2015, an increase of $33.8 million, or approximately 14.1%. The increase in total revenue for the nine months ended September 30, 2016 as compared to the same period in the prior year was primarily attributable to $23.0 million from projects acquired in May 2015 and $23.7 million in additional electricity sales from projects which commenced commercial operations since September 2015. These increases were partially offset by $16.6 million in higher unrealized losses due to higher forward electricity price curves when compared to the prior period.
Cost of revenue
Cost of revenue for the three months ended September 30, 2016 was $75.1 million compared to $67.4 million for the three months ended September 30, 2015, an increase of $7.6 million, or approximately 11.3%. The increase in cost of revenue for the three months ended September 30, 2016 as compared to the same period in the prior year was primarily attributable to a $5.0 million increase in depreciation expense, a $2.6 million increase in turbine maintenance and $1.2 million in other project expenses primarily for new projects which became commercially operable since September 2015. The increases were partially offset by decreases in property taxes of $1.5 million.
Cost of revenue for the nine months ended September 30, 2016 was $227.8 million compared to $184.1 million for the nine months ended September 30, 2015, an increase of $43.7 million, or approximately 23.7%. The increase in cost of revenue for the nine months ended September 30, 2016 as compared to the same period in the prior year was primarily attributable to a $28.7 million increase in depreciation expense and a $13.0 million increase in turbine operations and maintenance expense, and $1.6 million for land leases and royalties primarily for new projects which were acquired in May 2015 or became commercially operable since September 2015.

Operating expenses
Operating expenses for the three months ended September 30, 2016 were $14.7 million compared to $9.1 million for the three months ended September 30, 2015, an increase of $5.6 million, or approximately 61.9%. The increase in operating expenses for the three months ended September 30, 2016 as compared to the same period in the prior year was primarily attributable to $1.9 million increase in payroll and non-cash stock based compensation, a $2.4 million increase in professional fees and office leases and a $1.7 million increase in related party expenses.
Operating expenses for the nine months ended September 30, 2016 were $38.5 million compared to $27.6 million for the nine months ended September 30, 2015, an increase of $10.9 million, or approximately 39.4%. The increase in operating expenses for the nine months ended September 30, 2016 as compared to the same period in the prior year was primarily attributable to a $5.4 million increase in payroll and non-cash stock based compensation, a $3.5 million increase in professional fees and office leases and a $2.1 million increase in related party expenses.
Other expense
Other expense for the three months ended September 30, 2016 was $11.8 million compared to $50.7 million for the three months ended September 30, 2015, a decrease of $38.8 million, or approximately 76.6%. The change was primarily attributable to:

•
a $14.6 million increase in earnings in unconsolidated investments, net primarily due to increased recognition of gains on distributions from unconsolidated investments as a result of the 2016 suspension of equity method accounting for certain of our unconsolidated investments with decreased project income primarily due to unrealized losses on undesignated derivatives;

•	a $11.2 million realized loss on designated derivatives, net for the July 2015 termination of a designated interest rate swap;

•
a $7.9 million increase earnings from gain (loss) on undesignated derivatives, net primarily due to increases in the interest rate price curves compared to decreases in the interest rate price curves in the prior year; and

•	a $4.1 million early extinguishment of debt occurring in July 2015.
Other expense for the nine months ended September 30, 2016 was $58.4 million compared to $78.6 million for the nine months ended September 30, 2015, a decrease of $20.2 million or approximately 25.7%. The change was primarily attributable to:

•
a $15.0 million increase in earnings in unconsolidated investments, net primarily due to increased recognition of gains on distributions from unconsolidated investments as a result of the 2016 suspension of equity method accounting for certain of our unconsolidated investments with decreased project income primarily due to unrealized losses on undesignated derivatives;

•	a $11.2 million realized loss on designated derivatives, net for the July 2015 termination of a designated interest rate swap;

•	a $4.1 million early extinguishment of debt occurring in July 2015;

•	a $3.6 million increase in other income primarily from foreign currency transactions; and

•	a $2.3 million decrease in net losses on transactions.
These decreases were partially offset by the following:

•
a $12.4 million increase in loss on undesignated derivatives, net primarily due to losses from lower interest rate price curves on interest rate derivatives as well as lower foreign currency rates on foreign currency derivatives compared to the prior year; and

•
a $5.3 million increase in interest expense primarily due to the issuance of convertible debt in July 2015, increased loan balances on the Revolving Credit Facility and an additional loan for an acquired project in 2015.

Tax provision
The tax provision was $1.3 million for the three months ended September 30, 2016 compared to a tax benefit of $2.2 million for the three months ended September 30, 2015. The expense provision for the three months ended September 30, 2016 was primarily the result of recording a deferred tax liability on the recognized equity income from operations in unconsolidated investments, tax expense in our Canadian and Puerto Rican operations (exclusive of our unconsolidated investments mentioned above) and the foreign withholding taxes on intercompany transactions in certain foreign jurisdictions offset by recognizing a deferred tax asset on the recognized losses in Chile. The tax benefit for the three months ended September 30, 2015 was primarily the result of reducing the deferred tax liability on the recognized earnings in unconsolidated investments related to unrealized losses on undesignated derivatives, recognizing a deferred tax asset on the recognized losses in Chile offset by the tax expense in our Canadian and Puerto Rican operations and the foreign withholding taxes on intercompany transactions in certain foreign jurisdictions.
The tax provision was $4.0 million for the nine months ended September 30, 2016 compared to a tax provision of $0.7 million for the nine months ended September 30, 2015. The expense provision for the nine months ended September 30, 2016 was primarily the result of recording a deferred tax liability on the recognized earnings in unconsolidated investments, tax expense in our Canadian and Puerto Rican operations and the foreign withholding taxes on intercompany transactions in certain foreign jurisdictions offset by recognizing a deferred tax asset on the recognized losses in Chile.
Net loss
Net loss for the three months ended September 30, 2016, was $11.1 million compared to $35.3 million for the same period in the prior year; a decrease of $24.3 million or 68.7%. The decrease was primarily attributed to:

•
a $38.8 million decrease in other expense primarily related to an increase in earnings in unconsolidated investments, expenses in 2015 for the early extinguishment of debt and termination of designated interest rate derivatives; and

•	a $2.2 million increase in total revenues, as discussed above.
These decreases were partially offset by:

•
a $7.6 million increase in cost of revenue associated with project related expenses and increased depreciation expense primarily for projects that became commercially operable since September 2015; and

•	a $5.6 million increase in operating expenses, as discussed above.
Net loss for the nine months ended September 30, 2016, was $55.7 million compared to $51.7 million for the same period in the prior year; an increase of $4.0 million or 7.8%. The increase was primarily attributed to:

•
a $43.7 million increase in cost of revenue associated with project related expenses and increased depreciation expense primarily due to projects acquired since May 2015 and projects that became commercially operable since September 2015;

•	a $10.9 million increase in operating expenses as discussed above; and

•	a $3.5 million increase in the tax provision.
These increases were partially offset by:

•	a $33.8 million increase in total revenues associated with projects acquired since May 2015 and projects that became commercially operable since September 2015; and

•
a $20.2 million decrease in other expenses primarily associated with an increase in earnings from unconsolidated investments and expenses in 2015 for the early extinguishment of debt and termination of designated interest rate derivatives as discussed above.

Noncontrolling interest
The net loss attributable to noncontrolling interest was $7.0 million for the three months ended September 30, 2016 compared to a $5.9 million net loss attributable to noncontrolling interest for the three months ended September 30, 2015. The increased loss of $1.1 million was primarily attributable to allocations of losses for tax equity projects which commenced commercial operations since September 2015.
The net loss attributable to noncontrolling interest was $24.8 million for the nine months ended September 30, 2016 compared to a $16.7 million net loss attributable to noncontrolling interest for the nine months ended September 30, 2015. The increased loss of $8.1 million was primarily attributable to allocations of losses for tax equity projects which commenced commercial operations or were acquired since May 2015.
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
The principal indicators of our liquidity are our unrestricted and restricted cash balances and availability under our Revolving Credit Facility and project level facilities. Our available liquidity is as follows (in millions):

September 30, 2016
Unrestricted cash	$65.7
Restricted cash	25.2
Revolving credit facility availability	433.3
Project facilities:
Post construction use	99.5
$623.7
As of November 4, 2016, the amount available on the Revolving Credit Facility is $278.3 million including the draw made on October 17, 2016 to fund the Armow Project Company acquisition.
On August 12, 2016, we completed an underwritten public offering of our Class A common stock. In total, 10,000,000 shares of our Class A common stock were sold. In connection with the equity offering, the underwriters had a 30-day option to purchase up to an additional 1,500,000 shares of Class A common stock to cover over-allotments. On August 22, 2016, the underwriters partially exercised their over-allotment option and purchased an additional 1,300,000 shares of Class A common stock. Aggregate net proceeds of the equity offering, including the proceeds of the over-allotment option, were approximately $258.6 million after deduction of underwriting discounts, commissions, and transaction expenses.
On May 9, 2016, we entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the “Agents”). Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock, par value $0.01 per share, from time to time through the Agents, as our sales agents for the offer and sale of the shares, up to an aggregate sales price of $200 million. We intend to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the three and nine months ended September 30, 2016, we sold 1,240,504 shares under the Equity Distribution Agreement and net proceeds under the issuance were $27.6 million.
We believe for the next twelve months, we will have sufficient liquid assets, cash flows from operations, and borrowings available under our Revolving Credit Facility to meet our financial commitments, including our commitment for the Broadview Acquisition, debt service obligations, contingencies and anticipated required capital expenditures. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corresponding adverse effect on our borrowing capacity.
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
Cash Flows
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities, as well as cash available for distribution discussed earlier, to evaluate our periodic cash flow results. Below is a summary of our cash flows for each period (in millions):

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$105.4	$83.3
Net cash provided by (used in) investing activities	29.2	(686.2)
Net cash provided by (used in) financing activities	(165.4)	607.7
Effect of exchange rate changes on cash and cash equivalents	1.8	(3.3)
Net change in cash and cash equivalents	$(29.1)	$1.5
Net cash provided by operating activities
Net cash provided by operating activities was $105.4 million for the nine months ended September 30, 2016 as compared to $83.3 million in the prior year, an increase of $22.1 million, or approximately 26.6%. The increase in cash provided by operating activities was primarily due to higher revenues of $51.4 million (excluding unrealized loss on energy derivative and amortization of PPAs) from projects which were acquired since May 2015 or which commenced commercial operations since the September 2015. These increases were partially offset by increases of $14.9 million in project expenses and $10.9 million in operating expenses.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $29.2 million for the nine months ended September 30, 2016, which consisted primarily of a $23.3 million decrease in restricted cash, $40.1 million in distributions from unconsolidated investments, offset by $31.6 million for capital expenditures including $20.7 million related to payments for a project that became commercially operable in the fourth quarter of 2015.
Net cash used in investing activities was $686.2 million for the nine months ended September 30, 2015, which consisted primarily of $406.3 million of acquisitions, net of cash acquired, which includes $238.5 million for projects operational in May 2015, $37.5 million for the Amazon Wind Farm Fowler Ridge construction project and $128.4 million for an unconsolidated investment in K2, in addition to $316.0 million for capital expenditures related to the construction at Logan’s Gap and the Amazon Wind Farm Fowler Ridge. These increases were partially offset by $23.5 million of distributions from unconsolidated investments.

Net cash provided by (used in) financing activities
Net cash used in financing activities for the nine months ended September 30, 2016 was $165.4 million. Net cash used in financing activities consisted primarily of the following:

•	$340.0 million in repayments of the Revolving Credit Facility;

•	$85.2 million of dividend payments;

•	$39.3 million in repayment of long-term debt; and

•	$11.8 million in distributions to noncontrolling interests.
Net cash used in financing activities were partially offset by:

•	$286.6 million of net proceeds from equity issuances, net of expenses; and

•	$20.0 million in proceeds from the Revolving Credit Facility.
Net cash provided by financing activities for the nine months ended September 30, 2015 was $607.7 million. Net cash provided by financing activities consisted primarily of the following:

•	$317.8 million of net proceeds from our February 2015 equity offering, net of expense;

•	$295.0 million drawn from our Revolving Credit Facility;

•	$294.5 million of proceeds from construction debt related to our construction projects;

•	$219.6 million from the July 2015 issuance of convertible debt, net of issuance costs; and

•	$193.1 million in capital contributions from noncontrolling interests.
Net cash provided by financing activities were partially offset by:

•	$405.0 million in repayments of debt;

•	$121.2 million of payments for the purchase of the noncontrolling interest at Gulf Wind and Lost Creek;

•	$100.0 million in repayment of our Revolving Credit Facility; and

•	$63.5 million of dividend payments.

Uses of Liquidity
Cash Dividends to Investors
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A common stock. On November 26, 2013, we announced the initiation of a quarterly dividend on our Class A common stock. On November 4, 2016, we increased our dividend to $0.408 per share, or $1.632 per share on an annualized basis, commencing with respect to dividends paid on January 31, 2017 to holders of record on December 30, 2016. The following table sets forth the dividends declared on shares of Class A common stock for the periods indicated.

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2016:
Fourth Quarter	$0.4080	November 4, 2016	December 30, 2016	January 31, 2017
Third Quarter	$0.4000	August 3, 2016	September 30, 2016	October 31, 2016
Second Quarter	$0.3900	May 4, 2016	June 30, 2016	July 29, 2016
First Quarter	$0.3810	February 24, 2016	March 31, 2016	April 29, 2016
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
Capital Expenditures and Investments
We expect to make investments in additional projects. As discussed above, on October 17, 2016, we acquired from Pattern Development the Armow Project Company for consideration of approximately $133 million, plus accrued estimated proportionate debt of approximately $197.1 million U.S. dollar equivalent. The purchase price was funded through a draw under our Revolving Credit Facility and available cash. In addition, we have committed to acquire from Pattern Development the Broadview Acquisition for a purchase price of approximately of $269.0 million, which is currently estimated to occur in the first half of 2017. We can meet the contemplated cash purchase consideration using part of our available liquidity and long-term project holding company debt financing commitments arranged at the time of the purchase commitment which total up to $160 million with various maturities from five to ten years. We believe that we will not need to raise equity in order to complete the Broadview Acquisition; however, we retain the flexibility to use retained cash flow or raise equity, corporate debt, project holding company debt or other financing arrangements prior to the closing of the Broadview Acquisition in lieu of using one or more of project holding company debt financing commitments.
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
Off-Balance Sheet Arrangements
As of September 30, 2016, we are not a party to any off-balance sheet arrangements.
Credit Agreements for Unconsolidated Investments
Below is a summary of our proportion of debt in unconsolidated investments, as of September 30, 2016 (in thousands):

	Total Project Debt	Percentage of Ownership	Our Portion of Unconsolidated Project Debt
South Kent	$489,961	50.0%	$244,981
Grand	282,157	45.0%	126,971
K2	599,610	33.3%	199,870
Unconsolidated investments - debt[1]	$1,371,728		$571,822
1As discussed above, in conjunction with the acquisition of the Armow Project Company, on October 17, 2016, we assumed our portion of unconsolidated project company debt of $197.1 million.

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
Commodity Price Risk
We manage our commodity price risk for electricity sales primarily through the use of fixed price long-term power purchase agreements with creditworthy counterparties. Our financial results reflect approximately 650,784 MWh of electricity sales during the nine months ended September 30, 2016 that were subject to spot market pricing. A hypothetical increase or decrease of 10% or $1.54 per MWh in these spot market prices would have increased or decreased revenue by $1.0 million for the nine months ended September 30, 2016.

Interest Rate Risk
As of September 30, 2016, our long-term debt includes both fixed and variable rate debt. As long-term debt is not carried at fair value on the consolidated balance sheets, changes in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments prior to their maturity. As of September 30, 2016, the estimated fair value of our debt was $1.2 billion and the carrying value of our debt was $1.2 billion. The fair value of variable interest rate long-term debt is approximated by its carrying cost. A hypothetical increase or decrease in market interest rates by 1% would have resulted in a $29.2 million decrease or $32.5 million increase in the fair value of our fixed rate debt.
We are exposed to fluctuations in interest rate risk as a result of our variable rate debt and outstanding amounts due under our revolving credit facility. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our Revolving Credit Facility by $2.2 million for the nine months ended September 30, 2016.
We may use a variety of derivative instruments, with respect to our variable rate debt, to manage our exposure to fluctuations in interest rates, including interest rate swaps. As a result, our interest rate risk is limited to the unhedged portion of the variable rate debt. As of September 30, 2016, the unhedged portion of our variable rate debt was $49.4 million. A hypothetical increase or decrease in interest rates by 1% would not have a material impact to interest expense for the nine months ended September 30, 2016.
Interest Rate Risk and Market Price Risk Involving Convertible Senior Notes
The fair market value of our outstanding convertible senior notes, or "debentures," is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent changes in the fair value of the debentures, or value of common stock, permit the holders of the debentures to convert into shares. See Note 9, Long-term Debt, in the notes to consolidated financial statements for further discussion of the convertible debt. The estimated fair value of convertible debt was $212.5 million as of September 30, 2016. A hypothetical increase or decrease in interest rates by 1% would have resulted in a $7.1 million decrease or $7.4 million increase in the fair value.
Foreign Currency Exchange Rate Risk
Our wind power projects are located in the United States, Canada and Chile. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. When the U.S. dollar strengthens against foreign currencies, the relative value in revenue earned in the respective foreign currency decreases. When the U.S. dollar weakens against foreign currencies, the relative value in revenue earned in the respective foreign currency increases. A majority of our power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. For the nine months ended September 30, 2016, our financial results included C$23.0 million, or $16.9 million calculated based on the monthly average exchange rate, in Canadian dollar denominated net income, from our Canadian operations. A hypothetical increase or decrease of 10% in exchange rates between the Canadian and U.S. dollar would have increased or decreased net earnings of our Canadian operations by $1.7 million for the nine months ended September 30, 2016.
In January 2015, we established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in our cash flow, which may have an adverse impact to our short-term liquidity or financial condition. For the nine months ended September 30, 2016, we recognized an unrealized loss on foreign currency forward contracts of $4.1 million in loss on undesignated derivatives, net in the consolidated statements of operations. We also recognized a realized gain of $0.8 million in loss on undesignated derivatives, net in the consolidated statements of operations related to foreign currency forward contracts that matured during the nine months ended September 30, 2016.
As of September 30, 2016, a 10% devaluation in the Canadian dollar to the United States dollar would result in our consolidated balance sheets being negatively impacted by a $10.9 million cumulative translation adjustment in accumulated other comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below. However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles (GAAP), our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.
A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on our assessment as of September 30, 2016, our management believes that our internal control over financial reporting was not effective due to the aggregation of internal control deficiencies related to the implementation, design, maintenance and operating effectiveness of various transaction, process level, and monitoring controls. These deficiencies largely have arisen during fiscal 2016 because of growth of the Company, increases in employee headcount to support growth, and frequent changes in organizational structure were not adequately supported by elements of our internal control over financial reporting. The deficiencies can be grouped generally as follows:

•
Our training program was not effective at ensuring internal control responsibilities were properly communicated to and performed by new and existing personnel. Specifically, training was not timely communicated regarding the required documentation to demonstrate and ensure that controls consistently operated at a sufficient level of precision to prevent and detect potential errors. This led to inconsistent performance of controls throughout the control environment.

•
Our accounting policies and procedures were not effective in providing reasonable assurance that accounting transactions are consistently recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles. This led to varied understanding of the risk of material misstatement to the financial statements and the related inconsistent performance of controls throughout the environment.

•
Our monitoring controls and management review controls were not effective at ensuring the timely detection and prevention of all potential material errors within our consolidated financial statements. In addition, we need to improve our review of the completeness and accuracy of information used to execute these controls, including key spreadsheets. This led to varying levels of review by management in the performance of monitoring and key spreadsheet related controls.

•
Our controls for the review of contracts were not effective to ensure the completeness of contracts reviewed or to ensure the appropriate identification and timely accounting for provisions within our contracts. This led to inconsistent performance of contract review controls.

•
Additionally, based on our assessment, our management believes that our procure-to-pay procedures were not effective as of September 30, 2016 because an aggregation of internal control deficiencies resulted in a material weakness relating to the operation and enforcement of such policy and the design, enforcement and effective communication of changes to our delegation of authority policy.

Our management has developed a plan to remediate the material weaknesses in our internal control over financial reporting as follows:

•	Enhance accounting and internal control training programs;

•	Improve documentation of accounting and entity level policies and procedures to support our internal control infrastructure;

•	Re-design certain existing processes and controls to improve their operation and implement additional processes and controls;

•	Expand our key spreadsheet controls; and

•	Improve our contract review process.
Our management expects the remediation plan to extend over multiple financial reporting periods; therefore, we expect to receive an adverse opinion on our internal control over financial reporting as of December 31, 2016.
During the course of re-design of existing processes and controls, implementation of additional processes and controls and testing of the operating effectiveness of such re-designed controls and additional processes and controls, we may identify additional control deficiencies that could give rise to other material weaknesses, in addition to the material weaknesses described above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address material weaknesses or determine to modify certain of the remediation measures.
Changes in Internal Controls over Financial Reporting
Except for the matters discussed in this Item 4, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject, from time to time, to routine legal proceedings and claims arising out of the normal course of business. There has been no material change in the nature of our legal proceedings from the description provided in our Annual Report on Form 10-K for the year ended December 31, 2015, except as described below.

During the third quarter of 2015, rights to appeal prior decisions granting the Renewable Energy Approval (“REA”) under Ontario's Environmental Protection Act for our K2 Wind facility were exhausted without further appeal. As a result, a stay of a previously filed civil suit against the K2 Wind facility pending final determination of the REA was lifted, allowing such suit to move forward if the claimants so chose to continue such suit. Such civil suit had claimed, among other things, nuisance based on both the construction and operation of the facility. Since the third quarter of 2016, various motions have been filed by each of K2 Wind and the claimants in the civil suit. A date to hear such motions has been set in January 2017.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our risk factors as described in such document except as follows:
We have identified material weaknesses in our disclosure controls and procedures which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.
Section 404 of the Sarbanes-Oxley Act and the related SEC rules requires management to assess the effectiveness of the design and operation of our disclosure controls and procedures and to include in this Quarterly Report on Form 10-Q a management report on that assessment. Under Section 404 and the SEC rules, a company cannot conclude that its disclosure controls and procedures are effective if there exist any material weaknesses in the design and operation of such controls. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, and based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of material weaknesses identified. Our management believes that our internal control over financial reporting was not effective due to the aggregation of internal control deficiencies related to the implementation, design, maintenance and operating effectiveness of various transaction, process level, and monitoring controls. Additionally, our management believes that our procure-to-pay procedures were not effective as of September 30, 2016 because of a material weakness based on the aggregation of internal control deficiencies relating to the design, enforcement and effective communication of changes to our delegation of authority policy. See Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q.
Our management has developed a plan to remediate the material weaknesses. We cannot, however, assure you that we will be able to implement the plan, or to correct these material weaknesses in a timely manner. Furthermore, during the course of re-design of existing processes and controls, implementation of additional processes and controls and testing of the operating effectiveness of such re-designed and additional processes and controls, we may identify additional control deficiencies that could give rise to other material weaknesses, in addition to the currently identified material weaknesses. We expect the remediation plan to extend over multiple financial reporting periods; therefore, we expect to receive an adverse opinion on our internal control over financial reporting as of December 31, 2016. Any failure in the effectiveness of internal control over financial reporting, particularly if it results in misstatements in our financial statements, could cause us to fail to meet our reporting obligations and could adversely affect investor perceptions of our company which could cause the market price of our shares to decline, and we could be subject to sanctions or investigations by the stock exchanges on which we list, the SEC, the Canadian Securities Administrators or other regulatory authorities, and could adversely affect our ability to access the capital markets.

Operation and maintenance problems at our renewable energy projects including natural events may cause our electricity generation to fall below our expectations.
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
In addition, climate change may have the long-term effect of changing wind patterns at our projects. Changing wind patterns could cause changes in expected electricity generation. These events could also degrade equipment or components and the interconnection and transmission facilities’ lives or maintenance costs. Even though our projects typically enter into warranty agreements with the turbine manufacturer for two- to ten-year terms (and as warranty terms with the manufacturer expire we may and have entered into service agreements with other third party service providers), such agreements are typically subject to an aggregate maximum cap and there can be no assurance that the supplier or service provider will be able to fulfill its contractual obligations. In addition, such agreements can vary as to what equipment maintenance risks are fully assumed by the turbine manufacturer or service provider and what equipment failure risks will be repaired at the owner’s cost. For example, we are considering revising long-term turbine manufacturer service arrangements at certain of our projects pursuant to which the turbine manufacturer will continue to provide routine and corrective maintenance service, but we would become responsible for a portion of the maintenance and repairs, including on major component parts. While the revised service arrangements would have reduced fixed contract costs, in the event of unexpectedly high turbine component failures for which we as owner have assumed responsibility, we may face decreased revenues of a project and increased project expense which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our investors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1
Purchase and Sale Agreement, dated as of June 30, 2016, by and between Pattern Energy Group Inc., Pattern Renewables LP, and Pattern Energy Group LP (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 1, 2016).

2.2
Purchase and Sale Agreement, dated September 21, 2016, by and between Pattern Canada Finance Company ULC, a Nova Scotia unlimited liability company, and Pattern Energy Group LP, a Delaware limited partnership (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 23, 2016).

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

99.1
Amendment No. 4 dated as of May 27, 2016 to the Amended and Restated Credit and Guaranty Agreement dated as of December 17, 2014, among Pattern US Finance Company LLC, Pattern Canada Finance Company ULC, Royal Bank of Canada (acting through its New York Branch), as Administrative Agent and the other parties party thereto (Incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2016).

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

Pattern Energy Group Inc.

Dated:	November 7, 2016	By:	/s/ Michael J. Lyon
Michael J. Lyon
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)