Form 10-Q
period 2017-03-31
Pattern Energy Group Inc.
filed 2017-05-09
CIK 1561660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 4, 2017 there were 87,616,747 shares of Class A common stock outstanding with par value of $0.01 per share.

PATTERN ENERGY GROUP INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part II, "Item 1A. Risk Factors" in this Form 10-Q and Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pattern Energy Group Inc. Consolidated Balance Sheets (In thousands of U.S. Dollars, except share data) (Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents (Note 4)	$244,675	$83,932
Restricted cash (Note 4)	8,493	11,793
Funds deposited by counterparty	41,977	43,635
Trade receivables (Note 4)	45,998	37,510
Derivative assets, current	18,098	17,578
Prepaid expenses (Note 4)	12,857	13,803
Deferred financing costs, current, net of accumulated amortization of $9,964 and $9,350 as of March 31, 2017 and December 31, 2016, respectively	2,449	2,456
Other current assets (Note 4)	11,387	7,350
Total current assets	385,934	218,057
Restricted cash (Note 4)	17,117	13,646
Property, plant and equipment, net	3,095,179	3,135,162
Unconsolidated investments	232,735	233,294
Derivative assets	23,385	26,712
Deferred financing costs	3,370	4,052
Net deferred tax assets	5,903	5,559
Finite-lived intangible assets, net	90,202	91,895
Other assets (Note 4)	21,399	24,390
Total assets	$3,875,224	$3,752,767
Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities (Note 4)	$26,847	$31,305
Accrued construction costs (Note 4)	848	1,098
Counterparty deposit liability	41,977	43,635
Accrued interest (Note 4)	6,802	9,545
Dividends payable	36,527	35,960
Derivative liabilities, current	11,877	11,918
Revolving credit facility	—	180,000
Current portion of long-term debt, net	50,715	48,716
Other current liabilities (Note 4)	3,723	4,698
Total current liabilities	179,316	366,875
Long-term debt, net	1,669,680	1,334,956
Derivative liabilities	21,553	24,521
Net deferred tax liabilities	37,435	31,759
Finite-lived intangible liability, net	53,796	54,663
Other long-term liabilities (Note 4)	65,212	61,249
Total liabilities	2,026,992	1,874,023
Commitments and contingencies (Note 12)
Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 87,616,747 and 87,410,687 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	877	875
Additional paid-in capital	1,110,412	1,145,760
Accumulated loss	(88,617)	(94,270)
Accumulated other comprehensive loss	(57,492)	(62,367)
Treasury stock, at cost; 110,964 and 110,964 shares of Class A common stock as of March 31, 2017 and December 31, 2016, respectively	(2,500)	(2,500)
Total equity before noncontrolling interest	962,680	987,498
Noncontrolling interest	885,552	891,246
Total equity	1,848,232	1,878,744
Total liabilities and equity	$3,875,224	$3,752,767
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Operations (In thousands of U.S. Dollars, except share data) (Unaudited)

	Three months ended March 31,
	2017	2016
Revenue:
Electricity sales	$98,434	$85,663
Other revenue	2,399	1,976
Total revenue	100,833	87,639
Cost of revenue:
Project expense	29,170	32,246
Depreciation and accretion	43,740	43,411
Total cost of revenue	72,910	75,657
Gross profit	27,923	11,982
Operating expenses:
General and administrative (Note 13)	11,124	8,562
Related party general and administrative	3,426	1,897
Total operating expenses	14,550	10,459
Operating income	13,373	1,523
Other income (expense):
Interest expense	(22,555)	(21,061)
Loss on undesignated derivatives, net	(648)	(13,631)
Earnings in unconsolidated investments	16,876	3,830
Net (loss) gain on transactions	(312)	33
Other income, net	580	1,556
Total other expense	(6,059)	(29,273)
Net income (loss) before income tax	7,314	(27,750)
Tax provision	4,775	1,298
Net income (loss)	2,539	(29,048)
Net loss attributable to noncontrolling interest	(3,114)	(5,378)
Net income (loss) attributable to Pattern Energy	$5,653	$(23,670)

Weighted-average number of common shares outstanding
Basic	87,062,612	74,437,998
Diluted	87,131,280	74,437,998
Earnings (loss) per share attributable to Pattern Energy
Basic and diluted	$0.06	$(0.32)
Dividends declared per Class A common share	$0.41	$0.38

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Comprehensive Income (Loss) (In thousands of U.S. Dollars) (Unaudited)

	Three months ended March 31,
	2017	2016
Net income (loss)	$2,539	$(29,048)
Other comprehensive income (loss):
Foreign currency translation, net of zero tax impact	2,463	10,862
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $39 and $2,723, respectively	(541)	(20,697)
Reclassifications to net income (loss), net of tax impact of $251 and $302, respectively	2,319	2,902
Total change in effective portion of change in fair market value of derivatives	1,778	(17,795)
Proportionate share of equity investee’s derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $779 and $2,673, respectively	(2,160)	(7,414)
Reclassifications to net income(loss), net of tax impact of $1,032 and $452, respectively	2,861	1,253
Total change in effective portion of change in fair market value of derivatives	701	(6,161)
Total other comprehensive income (loss), net of tax	4,942	(13,094)
Comprehensive income (loss)	7,481	(42,142)
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(3,114)	(5,378)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $8 and $343, respectively	(21)	(928)
Reclassifications to net loss, net of tax impact of $33 and $47, respectively	88	128
Total change in effective portion of change in fair market value of derivatives	67	(800)
Comprehensive loss attributable to noncontrolling interest	(3,047)	(6,178)
Comprehensive income (loss) attributable to Pattern Energy	$10,528	$(35,964)
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Stockholders’ Equity (In thousands of U.S. Dollars, except share data) (Unaudited)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2015	74,709,442	$747	(65,301)	$(1,577)	$982,814	$(77,159)	$(73,325)	$831,500	$944,262	$1,775,762
Issuance of Class A common stock under equity incentive award plan	287,904	3	—	—	(3)	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(1,075)	(19)	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	—	1,195	—	—	1,195	—	1,195
Dividends declared	—	—	—	—	(28,567)	—	—	(28,567)	—	(28,567)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,917)	(3,917)
Other	—	—	—	—	16	—	—	16	(465)	(449)
Net loss	—	—	—	—	—	(23,670)	—	(23,670)	(5,378)	(29,048)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(12,294)	(12,294)	(800)	(13,094)
Balances at March 31, 2016	74,997,346	$750	(66,376)	$(1,596)	$955,455	$(100,829)	$(85,619)	$768,161	$933,702	$1,701,863

Balances at December 31, 2016	87,521,651	$875	(110,964)	$(2,500)	$1,145,760	$(94,270)	$(62,367)	$987,498	$891,246	$1,878,744
Issuance of Class A common stock under equity incentive award plan	206,060	2	—	—	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	985	—	—	985	—	985
Dividends declared	—	—	—	—	(36,258)	—	—	(36,258)	—	(36,258)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,647)	(2,647)
Other	—	—	—	—	(73)	—	—	(73)	—	(73)
Net income (loss)	—	—	—	—	—	5,653	—	5,653	(3,114)	2,539
Other comprehensive income, net of tax	—	—	—	—	—	—	4,875	4,875	67	4,942
Balances at March 31, 2017	87,727,711	$877	(110,964)	$(2,500)	$1,110,412	$(88,617)	$(57,492)	$962,680	$885,552	$1,848,232

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Three months ended March 31,
	2017	2016
Operating activities
Net income (loss)	$2,539	$(29,048)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and accretion	43,740	43,411
Amortization of financing costs	1,858	1,746
Amortization of debt discount/premium, net	1,102	1,032
Amortization of power purchase agreements, net	736	753
Loss on derivatives, net	2,350	17,757
Stock-based compensation	985	1,195
Deferred taxes	4,693	1,143
Earnings in unconsolidated investments, net	(16,876)	(3,517)
Distributions from unconsolidated investments	16,487	—
Other reconciling items	(439)	(784)
Changes in operating assets and liabilities:
Funds deposited by counterparty	1,658	(61,177)
Trade receivables	(8,432)	3,215
Prepaid expenses	946	1,360
Other current assets	(4,083)	1,114
Other assets (non-current)	2,992	(236)
Accounts payable and other accrued liabilities	(4,418)	(18,671)
Counterparty deposit liability	(1,658)	61,177
Accrued interest	(2,725)	(6,235)
Other current liabilities	(975)	(1,218)
Long-term liabilities	3,272	1,704
Net cash provided by operating activities	43,752	14,721
Investing activities
Cash paid for acquisitions, net of cash acquired	(275)	—
Capital expenditures	(1,328)	(24,084)
Distributions from unconsolidated investments	4,205	19,814
Other investing activities	83	(125)
Net cash provided by (used in) investing activities	2,685	(4,395)

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Three months ended March 31,
	2017	2016
Financing activities
Dividends paid	(35,522)	(27,711)
Capital distributions - noncontrolling interest	(2,647)	(3,917)
Payment for deferred financing costs	(5,025)	—
Proceeds from revolving credit facility	—	20,000
Repayment of revolving credit facility	(180,000)	(20,000)
Proceeds from long-term debt	350,000	—
Repayment of long-term debt	(10,326)	(8,943)
Other financing activities	(2,003)	(143)
Net cash provided by (used in) financing activities	114,477	(40,714)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1,837
Net change in cash, cash equivalents and restricted cash	160,914	(28,551)
Cash, cash equivalents and restricted cash at beginning of period	109,371	146,292
Cash, cash equivalents and restricted cash at end of period	$270,285	$117,741
Supplemental disclosures
Cash payments for income taxes	$247	$97
Cash payments for interest expense, net of capitalized interest	$22,607	$24,204
Schedule of non-cash activities
Change in property, plant and equipment	$956	$11,599
Accrual of deferred financing costs	$1,640	$—

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Organization
Pattern Energy Group Inc. (Pattern Energy or the Company) was organized in the state of Delaware on October 2, 2012. Pattern Energy is an independent energy generation company focused on constructing, owning and operating energy projects with long-term energy sales contracts located in the United States, Canada and Chile. Pattern Energy Group LP (Pattern Development 1.0) owns a 19% interest in the Company. The Pattern Development Companies (Pattern Development 1.0, Pattern Energy Group 2 LP (Pattern Development 2.0) and their respective subsidiaries (other than the Company and the Company's subsidiaries)) are leading developers of renewable energy and transmission projects.
The Company consists of the consolidated operations of certain entities and assets contributed by, or purchased principally from, Pattern Development 1.0, except for purchases of Lost Creek, Post Rock and certain additional interests in El Arrayán, each as defined below, which were purchased from third-parties. Each of the Company's wind projects and certain assets are consolidated into the Company's subsidiaries which are organized by geographic location as follows:

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

•
Pattern Canada Operations Holdings ULC (which consists primarily of 100% ownership of St. Joseph Windfarm Inc. (St. Joseph) and noncontrolling interests in South Kent Wind LP (South Kent), Grand Renewable Wind LP (Grand), K2 Wind Ontario Limited Partnership (K2), and SP Armow Wind Ontario LP (Armow) which are accounted for as unconsolidated investments); and

•
Pattern Chile Holdings LLC (which includes a controlling interest in Parque Eólico El Arrayán SpA (El Arrayán) and controlling interest in Don Goyo Transmisión S.A. (Don Goyo), a transmission asset of El Arrayán).

On April 21, 2017, the Company acquired controlling interests in the two wind projects that comprise the 324 megawatt (MW) Broadview Wind power facilities (Broadview) and associated independent 35-mile 345 kV Western Interconnect transmission line (Western Interconnect) from Pattern Development 1.0 (Broadview Transaction). See Note 14, Subsequent Events in the Notes to Consolidated Financial Statements in this Form 10-Q, for further discussion.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position at March 31, 2017, the results of operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016, respectively, and the cash flows for the three months ended March 31, 2017 and 2016, respectively. The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
The Company adopted the provisions of Accounting Standards Update (ASU) 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash as of December 31, 2016 and has revised its consolidated statements of cash flows for the three months ended March 31, 2016 to reflect amounts described as restricted cash and restricted cash equivalents included with cash and cash equivalents in the reconciliation of beginning of period and end of period total amounts shown on the consolidated statements of cash flows.
Reconciliation of Cash and Cash Equivalents and Restricted Cash as Presented on the Statements of Cash Flows
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
Cash and cash equivalents	$244,675	$83,932	$90,624	$94,808
Restricted cash - current	8,493	11,793	10,282	14,609
Restricted cash	17,117	13,646	16,835	36,875
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$270,285	$109,371	$117,741	$146,292
Recently Issued Accounting Standards
Except for the evaluation of recently issued accounting standards set forth below, there have been no changes to the Company's evaluation of other recently issued accounting standards disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases, (ASU 2016-02) which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective January 1, 2019. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is in the initial stages of evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Company has assigned internal resources in addition to the engagement of a third party service provider to assist in evaluation. The Company is also assessing the accounting impact of the ASU 2016-02 as it applies to its PPAs, land leases, office leases and equipment leases. As the Company progresses further in its analysis, the scope of this assessment could be expanded to review other types of contracts.

In May 2014, the FASB issued a new standard, ASU 2014-09, which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (ASU 2014-09). The new standard replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the new standard is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the new standard requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas, as updated by ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which make additional narrow scope amendments to Topic 606 including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts.

The new standard permits adoption by either using (i) the full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company plans to adopt using the modified retrospective approach. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective January 1, 2018.

The Company is in the initial stages of evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Company has assigned internal resources in addition to the engagement of a third party service provider to assist in evaluation. The Company is also assessing the accounting impact of the new standard as it applies certain elements of its revenue arrangements such as contracts that contain the sale of electricity and related renewable energy credits, contracts that contain volume variability, and contracts that contain modification clauses. The Company is assessing whether revenue agreements that contain the sale of both electricity and renewable energy credits, represent separate performance obligations pursuant to the new standard, which would require the transaction price to be allocated to each of the electricity and the renewable energy credit components based on their relative standalone selling prices. In addition, the Company is assessing if the use of the residual approach is appropriate in determining the standalone selling price for renewable energy credits in situations where the standalone selling price of renewable credits is highly variable or uncertain. Under the residual value approach, the standalone selling price of renewable energy credits would be determined by reference to the total transaction price of the revenue agreement less the sum of the observable standalone selling price of the electricity. Further, the Company is in the process of assessing the disclosure impacts of the new standard to the Company’s systems and processes over revenue recognition. As the Company progresses further in its analysis, the scope of this assessment could be expanded to include other contract elements that could have an accounting impact under the new standard.

The Company continues to assess the potential impacts of the new standard and cannot reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements at this time.

3.    Property, Plant and Equipment
The following presents the categories within property, plant and equipment (in thousands):

	March 31,	December 31,
	2017	2016
Operating wind farms	$3,711,183	$3,707,823
Furniture, fixtures and equipment	9,608	9,307
Land	141	141
Subtotal	3,720,932	3,717,271
Less: accumulated depreciation	(625,753)	(582,109)
Property, plant and equipment, net	$3,095,179	$3,135,162
The Company recorded depreciation expense related to property, plant and equipment of $43.0 million and $42.7 million for the three months ended March 31, 2017 and 2016, respectively.

4.     Variable Interest Entities
The Company has determined that Logan's Gap, Panhandle 1, Panhandle 2, Post Rock and Amazon Wind Farm Fowler Ridge are variable interest entities (VIEs) in accordance with ASU 2015-02 primarily because the tax equity interests in these operating entities lack substantive kick-out and participating rights. The Company determined that as the managing member it is the primary beneficiary of each VIE by reference to the power and benefits criterion under Accounting Standards Codification (ASC) 810, Consolidation. The Company considered responsibilities within the contractual agreements, which grant it the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Such activities include management of the wind farms' operations and maintenance, budgeting, policies and procedures. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs on the basis of the income allocations and cash distributions.
The following presents the carrying amounts of the consolidated VIEs' assets and liabilities included in the consolidated balance sheet (in thousands). Assets presented below are restricted for settlement of the consolidated VIEs' obligations and all liabilities presented below can only be settled using the VIE resources.

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$13,109	$12,745
Restricted cash	4,295	4,291
Trade receivables	7,876	6,290
Prepaid expenses	3,914	4,468
Other current assets	1,194	1,456
Total current assets	30,388	29,250

Restricted cash	2,354	3,203
Property, plant and equipment, net	1,520,762	1,538,793
Finite-lived intangible assets, net	2,027	2,070
Other assets	13,582	13,622
Total assets	$1,569,113	$1,586,938

Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$5,193	12,635
Accrued construction costs	473	709
Accrued interest	75	77
Other current liabilities	1,551	2,090
Total current liabilities	7,292	15,511

Finite-lived intangible liability, net	53,796	54,663
Other long-term liabilities	23,420	20,081
Total liabilities	$84,508	$90,255

5.    Unconsolidated Investments
The Company's unconsolidated investments consist of the following for the periods presented below (in thousands):

			Percentage of Ownership
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
South Kent	$4,277	$1,537	50.0%	50.0%
Grand	4,695	3,459	45.0%	45.0%
K2	95,899	97,051	33.3%	33.3%
Armow	127,864	131,247	50.0%	50.0%
Unconsolidated investments	$232,735	$233,294
Basis Amortization of Unconsolidated Investments
The cost of the Company’s investment in the net assets of unconsolidated investments was higher than the fair value of the Company’s equity interest in the underlying net assets of its unconsolidated investments. The basis differences were attributable to property, plant and equipment and PPAs and are being amortized over the particular assets useful life. For the three months ended March 31, 2017 and 2016, the Company recorded basis difference amortization for its unconsolidated investments of $2.8 million and $1.2 million, respectively, in earnings in unconsolidated investments, net on the consolidated statements of operations.
Suspension of Equity Method Accounting
As discussed in Note 2, Summary of Significant Accounting Policies in the Company's 2016 Form-10K, the Company may suspend recognition of equity method earnings when the Company receives distributions in excess of the carrying value of its investment, and the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support, the Company recognizes such excess distributions as equity method earnings in the period the distributions occur. Additionally, when the Company's carrying value in an unconsolidated investment is zero and the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support, the Company will not recognize equity in earnings (losses) or equity in other comprehensive income of unconsolidated investments.
During the three months ended March 31, 2017, none of the Company's unconsolidated investments were in suspension. During the three months ended March 31, 2016, the Company's equity method balance for South Kent was zero. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company suspended recognition of South Kent's equity method earnings or losses until the fourth quarter of 2016 when South Kent's cumulative equity method earnings exceeded cumulative distributions received and cumulative equity method losses. As the Company has no explicit or implicit commitment to fund losses at the unconsolidated investments, the Company recorded distributions received in excess of the carrying amount of its unconsolidated investments as gains. For the three months ended March 31, 2016, earnings in unconsolidated investments, net as reported on the consolidated statements of operations attributable to South Kent included $1.7 million in distributions received in excess of the carrying amount of the Company's investment.
During the suspension period, the Company maintains a memo ledger that records the components of the suspended activity. As of March 31, 2016, the memo ledger balance was made up of distributions received in excess of the carrying amount of the Company's investment of $1.7 million.

Aggregate Financial Data for Unconsolidated Investees
The following summarizes the statements of operations, in aggregate, for the unconsolidated investees (in thousands):

	Three months ended March 31,
	2017	2016(1)
Revenue	$100,359	$72,416
Cost of revenue	29,589	22,427
Operating expenses	714	446
Other expense	22,841	38,090
Net income	$47,215	$11,453

(1)	Results for the three months ended March 31, 2016 does not include Armow, which was acquired in October 2016.
Significant Equity Method Investees
The following table presents summarized statements of operations information for the three months ended March 31, 2017 and 2016, in thousands, as required for the Company's significant equity method investees, South Kent, K2 and Armow pursuant to Regulation S-X Rule 10-01(b)(1):
South Kent

	Three months ended March 31,
	2017	2016
Revenue	$32,154	$28,529
Cost of revenue	8,452	7,996
Operating expenses	189	189
Other expense	6,143	19,689
Net income	$17,370	$655
K2

	Three months ended March 31,
	2017	2016
Revenue	$32,540	$29,850
Cost of revenue	9,765	9,576
Operating expenses	—	—
Other expenses	7,180	7,177
Net income	$15,595	$13,097
Armow

	Three months ended March 31,
	2017	2016
Revenue(1)	$21,208	N/A
Cost of revenue(1)	6,113	N/A
Operating expenses(1)	271	N/A
Other expenses(1)	4,383	N/A
Net income(1)	$10,441	N/A
(1)    Results for the three months ended March 31, 2016 does not include Armow, which was acquired in October 2016.

6.    Debt
The Company’s debt consists of the following for periods presented below (in thousands):

			As of March 31, 2017
	March 31, 2017	December 31, 2016	Contractual Interest Rate		Effective Interest Rate
							Maturity
Corporate-level
Revolving Credit Facility	$—	$180,000	varies	(1)	varies	(1)	December 2018
2020 Notes	225,000	225,000	4.00%		6.60%		July 2020
2024 Notes	350,000	—	5.88%		5.88%		February 2024
Project-level
Fixed interest rate
El Arrayán EKF term loan	101,984	103,904	5.56%		5.56%		March 2029
Santa Isabel term loan	106,165	107,090	4.57%		4.57%		September 2033
Variable interest rate
Ocotillo commercial term loan (2)	193,257	193,257	2.90%		3.82%	(3)	August 2020
Lost Creek term loan	100,145	103,846	3.07%		6.51%	(3)	September 2027
El Arrayán commercial term loan	92,713	94,458	4.17%		5.70%	(3)	March 2029
Spring Valley term loan	128,810	130,658	2.90%		5.24%	(3)	June 2030
Ocotillo development term loan	102,300	102,300	3.25%		4.42%	(3)	August 2033
St. Joseph term loan (2)	163,674	162,356	2.57%		3.85%	(3)	November 2033
Imputed interest rate
Hatchet Ridge financing lease obligation	202,593	202,593	1.43%		1.43%		December 2032
	1,766,641	1,605,462
Unamortized premium/discount, net (4)	(15,917)	(17,019)
Unamortized financing costs	(30,329)	(24,771)
Total debt, net	$1,720,395	1,563,672

As reflected on the consolidated balance sheets
Revolving credit facility	$—	$180,000
Current portion of long-term debt, net of financing costs	50,715	48,716
Long term debt, net of financing costs	1,669,680	1,334,956
Total debt, net	$1,720,395	$1,563,672

(1)	Refer to Revolving Credit Facility for interest rate details.

(2)
The amortization for the Ocotillo commercial term loan and the St. Joseph term loan are through June 2030 and September 2036, respectively, which differs from the stated maturity date of such loans due to prepayment requirements.

(3)	Includes impact of interest rate derivatives. See Note 7, Derivative Instruments, for discussion of interest rate derivatives.

(4)	Premium amount is related to the Lost Creek term loan and discount amount is related to the 2020 Notes.

Interest and commitment fees incurred and interest expense for debt consisted of the following (in thousands):

	Three months ended March 31,
	2017	2016
Corporate-level interest, letter of credit and commitment fees incurred	$7,115	$5,053
Project-level interest, letter of credit and commitment fees incurred(1)	12,361	13,088
Amortization of debt discount/premium, net	1,102	1,032
Amortization of financing costs	1,858	1,746
Other interest	119	142
Interest expense	$22,555	$21,061

(1)
Includes reclassification of realized gains (losses) on derivative instruments that qualifies as cash flow hedges from accumulated OCI into interest expense and the ineffective portion of the instruments.

Corporate Level Debt
Revolving Credit Facility
As of March 31, 2017, $471.8 million was available for borrowing under the $500.0 million Revolving Credit Facility. The Revolving Credit Facility is secured by pledges of the capital stock and ownership interests in certain of the Company’s holding company subsidiaries. The Revolving Credit Facility contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s holding company subsidiaries' ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business. As of March 31, 2017, the Company's holding company subsidiaries were in compliance with covenants contained in the Revolving Credit Facility.
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
As of March 31, 2017 and December 31, 2016, letters of credit of $28.2 million and $31.7 million were issued under the Revolving Credit Facility.
Unsecured Senior Notes due 2024
In January 2017, the Company issued unsecured senior notes with an aggregate principal amount of $350.0 million (Unsecured Senior Notes or 2024 Notes). Net proceeds to the Company were approximately $345.0 million, after deducting the initial purchasers’ discount, commissions and transaction expenses. The 2024 Notes bear interest at a rate of 5.875% per year, payable semiannually in arrears on February 1 and August 1, beginning on August 1, 2017 and maturing on February 1, 2024, unless repurchased or redeemed at an earlier date. The 2024 Notes are guaranteed on a senior unsecured basis by Pattern US Finance Company, one of the Company's subsidiaries.
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
The following table presents a summary of the equity and liability components of the 2020 Notes (in thousands):

	March 31, 2017	December 31, 2016
Principal	$225,000	$225,000
Less:
Unamortized debt discount	(17,046)	(18,196)
Unamortized financing costs	(3,622)	(3,894)
Carrying value of convertible senior notes	$204,332	$202,910
Carrying value of the equity component (1)	$23,743	$23,743

(1)	Included in the consolidated balance sheets as additional paid-in capital, net of $0.7 million in equity issuance costs.
7.    Derivative Instruments
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
As of March 31, 2017, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the normal purchase normal sale scope exception and were therefore exempt from fair value accounting treatment.

The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets (in thousands):

	March 31, 2017
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$—	$282	$8,634	$18,393

Fair Value of Undesignated Derivatives
Interest rate swaps	$—	$2,077	$2,783	$3,117
Energy derivative	17,563	20,996	—	—
Foreign currency forward contracts	535	30	460	43

Total Fair Value	$18,098	$23,385	$11,877	$21,553

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$—	$40	$8,289	$21,058

Fair Value of Undesignated Derivatives
Interest rate swaps	$—	$1,788	$3,238	$3,463
Energy derivative	16,209	24,707	—	—
Foreign currency forward contracts	1,369	177	391	—

Total Fair Value	$17,578	$26,712	$11,918	$24,521
The following table summarizes the notional amounts of the Company's outstanding derivative instruments (in thousands except for MWh):

	Unit of Measure	March 31,	December 31,
		2017	2016
Designated Derivative Instruments
Interest rate swaps	USD	$360,849	$365,443
Interest rate swaps	CAD	$196,200	$196,425

Undesignated Derivative Instruments
Interest rate swaps	USD	$255,292	$257,389
Energy derivative	MWh	1,061,077	1,201,691
Foreign currency forward contracts	CAD	$136,500	$95,800

Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest swaps that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the period or periods during which a cash settlement occurs. The designated interest rate swaps have remaining maturities ranging from approximately 10.5 years to 19.5 years.
The following table presents the pre-tax effect of the derivative instruments designated as cash flow recognized in accumulated other comprehensive loss, as well as amounts reclassified to earnings for the following periods (in thousands):

		Three months ended March 31,
	Description	2017	2016
Losses recognized in accumulated OCI	Effective portion of change in fair value	$(580)	$(23,420)
Losses reclassified from accumulated OCI into:
Interest expense	Derivative settlements	$(2,570)	$(3,204)
Interest expense	Ineffective portion	$(11)	$(89)
The Company estimates that $6.4 million in accumulated other comprehensive income (loss) will be reclassified into earnings over the next twelve months.
Derivatives Not Designated as Hedging Instruments
The following table presents gains and losses on derivatives not designated as hedges (in thousands):

	Financial Statement Line Item		Three months ended March 31,
Derivative Type		Description	2017	2016
Interest rate derivatives	Loss on undesignated derivatives, net	Change in fair value, net of settlements	$1,090	$(8,881)
Interest rate derivatives	Loss on undesignated derivatives, net	Derivative settlements	$(968)	$(1,326)
Energy derivative	Electricity sales	Change in fair value, net of settlements	$(2,358)	$(4,825)
Energy derivative	Electricity sales	Derivative settlements	$6,015	$6,733
Foreign currency forward contracts	Loss on undesignated derivatives, net	Change in fair value, net of settlements	$(1,094)	$(3,961)
Foreign currency forward contracts	Loss on undesignated derivatives, net	Derivative settlements	$324	$537
Interest Rate Swaps
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest rate swaps that are not designated and do not qualify as cash flow hedges, the changes in fair value are recorded in loss on undesignated derivatives, net in the consolidated statements of operations as these hedges are not accounted for under hedge accounting. The undesignated interest rate swaps have remaining maturities ranging from approximately 4.0 years to 13.3 years.
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

As a result of the counterparty's credit rating downgrade, the Company received cash collateral related to the energy derivative agreement. The Company does not have the right to pledge, invest, or use the cash collateral for general corporate purposes. As of March 31, 2017, the Company has recorded a current asset of $42.0 million to funds deposited by counterparty and a current liability of $42.0 million to counterparty deposit liability representing the cash collateral received and corresponding obligation to return the cash collateral, respectively. The cash was deposited into a separate custodial account for which the Company is not entitled to the interest earned on the cash collateral.
Foreign Currency Forward Contracts
The Company has established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in the Company’s cash flow, which may have an adverse impact to the Company's short-term liquidity or financial condition. A majority of the Company’s power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. The Company enters into foreign currency forward contracts at various times to mitigate the currency exchange rate risk on Canadian dollar denominated cash flows. These instruments have remaining maturities ranging from two to twenty-four months. The foreign currency forward contracts are considered non-designated derivative instruments and are not used for trading or speculative purposes. As a result, changes in fair value and settlements are recorded in loss on undesignated derivatives, net in the consolidated statements of operations.
8.    Accumulated Other Comprehensive Loss
The following tables summarize the changes in the accumulated other comprehensive loss balance, net of tax, by component (in thousands):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2015	$(48,285)	$(13,462)	$(12,131)	$(73,878)
Other comprehensive income (loss) before reclassifications	10,862	(20,697)	(7,414)	(17,249)
Amounts reclassified from accumulated other comprehensive loss	—	2,902	1,253	4,155
Net current period other comprehensive income (loss)	10,862	(17,795)	(6,161)	(13,094)
Balances at March 31, 2016	$(37,423)	$(31,257)	$(18,292)	$(86,972)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, March 31, 2016	—	(1,353)	—	(1,353)
Accumulated other comprehensive loss attributable to Pattern Energy, March 31, 2016	$(37,423)	$(29,904)	$(18,292)	$(85,619)

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2016	$(43,500)	$(12,751)	$(6,498)	$(62,749)
Other comprehensive income (loss) before reclassifications	2,463	(541)	(2,160)	(238)
Amounts reclassified from accumulated other comprehensive loss	—	2,319	2,861	5,180
Net current period other comprehensive income	2,463	1,778	701	4,942
Balances at March 31, 2017	$(41,037)	$(10,973)	$(5,797)	$(57,807)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, March 31, 2017	—	(315)	—	(315)
Accumulated other comprehensive loss attributable to Pattern Energy, March 31, 2017	$(41,037)	$(10,658)	$(5,797)	$(57,492)
Amounts reclassified from accumulated other comprehensive loss into net income (loss) for the effective portion of change in fair value of derivatives is recorded to interest expense in the consolidated statements of operations. Amounts reclassified from accumulated other comprehensive loss into net income (loss) for the Company’s proportionate share of equity investee’s other comprehensive loss is recorded to earnings in unconsolidated investments, net in the consolidated statements of operations.

9.    Fair Value Measurements
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

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$2,359	$—	$2,359
Energy derivative	—		38,559	38,559
Foreign currency forward contracts	—	565	—	565
	$—	$2,924	$38,559	$41,483
Liabilities
Interest rate swaps	$—	$32,927	$—	$32,927
Foreign currency forward contracts	—	503	—	503
	$—	$33,430	$—	$33,430

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1,828	$—	$1,828
Energy derivative	—	—	40,916	40,916
Foreign currency forward contracts	—	1,546	—	1,546
	$—	$3,374	$40,916	$44,290
Liabilities
Interest rate swaps	$—	$36,048	$—	$36,048
Foreign currency forward contracts	—	391	—	391
	$—	$36,439	$—	$36,439
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
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows (in thousands, for fair value):

March 31, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$38,559	Discounted cash flow	Forward electricity prices	$14.75 - $82.09(1)
			Discount rate	1.15% - 1.62%

December 31, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$40,916	Discounted cash flow	Forward electricity prices	$15.83 - $81.76(1)
			Discount rate	1.00% - 1.52%

(1)	Represents price per MWh

The following table presents a reconciliation of the energy derivative contract measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Three months ended March 31,
	2017	2016
Balances, beginning of period	$40,916	$63,683
Total gains included in electricity sales	3,658	1,908
Settlements	(6,015)	(6,733)
Balances, end of period	$38,559	$58,858
During the three months ended March 31, 2017 and 2016, the Company recognized an unrealized loss on the energy derivative of $2.4 million and $4.8 million, respectively, which were recorded to electricity sales on the consolidated statements of operations.
Financial Instruments Not Measured at Fair Value
The following table presents the carrying amount and fair value and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets, but for which fair value is disclosed (in thousands):

		Fair Value
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
March 31, 2017
Long-term debt, including current portion	$1,720,395	$—	$1,733,294	$—	$1,733,294
December 31, 2016
Long-term debt, including current portion	$1,383,672	$—	$1,382,038	$—	$1,382,038
Long-term debt is presented on the consolidated balance sheets, net of financing costs, discounts and premiums. The fair value of variable interest rate long-term debt is approximated by its carrying cost. The fair value of fixed interest rate long-term debt is estimated based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied, using the net present value of cash flow streams over the term using estimated market rates for similar instruments and remaining terms.
10.    Stockholders' Equity
Common Stock
On May 9, 2016, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the Agents). Pursuant to the terms of the Equity Distribution Agreement, the Company may offer and sell shares of the Company’s Class A common stock, par value $0.01 per share, from time to time through the Agents, as the Company’s sales agents for the offer and sale of the shares, up to an aggregate sales price of $200.0 million. The Company intends to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the three months ended March 31, 2017, the Company did not sell any shares under the Equity Distribution Agreement. As of March 31, 2017, approximately $170.8 million in aggregate offering price remained available to be sold under the agreement.

Dividends
The following table presents cash dividends declared on Class A common stock for the periods presented:

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2017:
First Quarter	$0.4138	February 24, 2017	March 31, 2017	April 28, 2017
Noncontrolling Interests
The following table presents the balances for noncontrolling interests by project (in thousands):

	March 31,	December 31,
	2017	2016
El Arrayán	$31,807	$32,237
Logan's Gap	178,605	180,092
Panhandle 1	186,864	190,415
Panhandle 2	173,063	170,139
Post Rock	175,385	178,676
Amazon Wind Farm Fowler Ridge	139,828	139,687
Noncontrolling interest	$885,552	$891,246
The following table presents the components of total noncontrolling interest as reported in stockholders’ equity and the consolidated balance sheets (in thousands):

	Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balances at December 31, 2015	$972,241	$(27,426)	$(553)	$944,262
Distributions to noncontrolling interests	(3,917)	—	—	(3,917)
Other	(465)	—	—	(465)
Net loss	—	(5,378)	—	(5,378)
Other comprehensive income, net of tax	—	—	(800)	(800)
Balances at March 31, 2016	$967,859	$(32,804)	$(1,353)	$933,702

Balances at December 31, 2016	$954,242	$(62,614)	$(382)	$891,246
Distributions to noncontrolling interests	(2,647)	—	—	(2,647)
Net loss	—	(3,114)	—	(3,114)
Other comprehensive income, net of tax	—	—	67	67
Balances at March 31, 2017	$951,595	$(65,728)	$(315)	$885,552
11.    Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the reportable period. Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the effect of all potential common shares unless they are anti-dilutive. For purpose of this calculation, potentially dilutive securities are determined by applying the treasury stock method to the assumed exercise of in-the-money stock options and the assumed vesting of outstanding restricted stock awards (RSAs) and release of deferred restricted stock units (RSUs). Potentially dilutive securities related to convertible senior notes are determined using the if-converted method.
The Company's vested deferred RSUs have non-forfeitable rights to dividends prior to release and are considered participating securities. Accordingly, they are included in the computation of basic and diluted loss per share, pursuant to the two-class method. Under the two-class method, distributed and undistributed earnings allocated to participating securities are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted earnings (loss) per share. However, net losses are not allocated to participating securities since they are not contractually obligated to share in the losses of the Company.
For the three months ended March 31, 2017 and 2016, the Company excluded 8.0 million and 8.0 million, respectively, of potentially dilutive securities from the diluted earnings (loss) per share calculation as their effect is anti-dilutive.
The computations for Class A basic and diluted loss per share are as follows (in thousands except share data):

	Three months ended March 31,
	2017	2016
Numerator for basic and diluted loss per share:
Net earnings (loss) attributable to Pattern Energy	$5,653	$(23,670)
Less: earnings allocated to participating securities	(23)	(10)
Net earnings (loss) attributable to common stockholders	$5,630	$(23,680)

Denominator for earnings (loss) per share:
Weighted average number of shares:
Class A common stock - basic	87,062,612	74,437,998
Add dilutive effect of:
Restricted stock awards	57,759	—
Restricted stock units	10,909	—
Class A common stock - diluted	87,131,280	74,437,998

Earnings (loss) per share:
Class A common stock:
Basic and diluted	$0.06	$(0.32)

Dividends declared per Class A common share	$0.41	$0.38

12.    Commitments and Contingencies
Commitments
Service and maintenance agreement
In March 2017, the Company entered into revised Long-term Service Agreements (LTSAs) at certain of its projects pursuant to which the turbine manufacturer will continue to provide routine and corrective maintenance service, but the Company has become responsible for a portion of the maintenance and repairs, including on major component parts. The following table presents the reduction in fixed contract commitments, from that disclosed in the Company's 2016 Form 10-K, as a result of the revised LTSAs and payments made during the period.

	2017	2018	2019	2020	2021	Thereafter	Total
Service and maintenance agreements December 31, 2016	$53,534	$40,908	$34,206	$31,374	$31,983	$118,198	$310,203
Payments as of March 31, 2017	(13,507)	—	—	—	—	—	(13,507)
Change in service and maintenance agreements	(11,886)	(12,228)	(12,084)	(11,950)	(12,190)	(41,877)	(102,215)
Service and maintenance agreements as of March 31, 2017	$28,141	$28,680	$22,122	$19,424	$19,793	$76,321	$194,481

Letters of Credit
Power Sale Agreements
The Company owns and operates wind power projects, and has entered into various long-term power sale agreements that terminate from 2019 to 2039. The terms of these agreements generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the agreement. Under the terms of these agreements, as of March 31, 2017, the Company issued irrevocable letters of credits to guarantee its performance for the duration of the agreements totaling $107.0 million.
Project Finance and Lease Agreements
The Company has various project finance and lease agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of March 31, 2017, the Company issued irrevocable letters of credit totaling $105.0 million which includes letters of credit issued under the Revolving Credit Facility to ensure performance under the various project finance and lease agreements.
Contingencies
Turbine Operating Warranties and Service Guarantees
The Company has various turbine availability warranties from its turbine manufacturers and service guarantees from its service and maintenance providers. Pursuant to these guarantees, if a turbine operates at less than minimum availability during the guarantee measurement period, the service provider is obligated to pay, as liquidated damages at the end of the warranty measurement period, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, pursuant to certain of these guarantees, if a turbine operates at more than a specified availability during the guarantee measurement period, the Company has an obligation to pay a bonus to the service provider at the end of the warranty measurement period. As of March 31, 2017, the Company recorded liabilities of $1.9 million associated with bonuses payable to the turbine manufacturers and service providers.
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
13.    Related Party Transactions
Management Fees
The Company provides management services and receives a fee for such services under agreements with its joint venture investees, South Kent, Grand, K2, and Armow, in addition to various Pattern Development 1.0 subsidiaries and equity method investments. The Company reclassified its presentation of management service fees received from related party revenue, as disclosed in prior periods, to other revenue on the consolidated statements of operations.

Management Services Agreement and Shared Management
The Company has entered into a Multilateral Management Services Agreement (MSA) with the Pattern Development Companies, which provides for the Company and the Pattern Development Companies to benefit, primarily on a cost-reimbursement basis, from the parties’ respective management and other professional, technical and administrative personnel, all of whom report to the Company’s executive officers. Costs and expenses incurred at the Pattern Development Companies or their respective subsidiaries on the Company's behalf will be allocated to the Company. Conversely, costs and expenses incurred at the Company or its respective subsidiaries on the behalf of a Pattern Development Company will be allocated to the respective Pattern Development Company.
Pursuant to the MSA, certain of the Company’s executive officers, including its Chief Executive Officer (shared PEG executives), also serve as executive officers of the Pattern Development Companies and devote their time to both the Company and the Pattern Development Companies as is prudent in carrying out their executive responsibilities and fiduciary duties. The shared PEG executives have responsibilities for both the Company and the respective Pattern Development Companies and, as a result, these individuals do not devote all of their time to the Company’s business. Under the terms of the MSA, each of the respective Pattern Development Companies is required to reimburse the Company for an allocation of the compensation paid to such shared PEG executives reflecting the percentage of time spent providing services to such Pattern Development Company. The Company reclassified its presentation of related party receivables and payables as disclosed in prior periods to be presented within other current assets and other current liabilities on the consolidated balance sheets, respectively. In addition, the Company reclassified its presentation of reimbursements received by the Pattern Development Companies under the MSA from related party income, as disclosed in prior periods, to a reduction to general and administrative expense on the consolidated statements of operations. The MSA costs incurred by the company are included in related party general and administrative on the consolidated statements of operations.
Related Party Transactions
The table below presents amounts due from and to related parties as included in the consolidated balance sheets for the following periods (in millions):

	March 31, 2017	December 31, 2016
Other current assets:
Amounts due from Pattern Development 1.0	$1.0	$0.4
Amounts due from Pattern Development 2.0	0.5	0.2
Amounts due from unconsolidated investments	0.6	0.5
Total due from related parties	$2.1	$1.1

Other current liabilities:
Amounts due to Pattern Development 1.0	$2.2	$1.3
Total due to related parties	$2.2	$1.3
The table below presents revenue, reimbursement and (expenses) recognized for management fees and the MSA, as included in the statements of operations for the following periods (in thousands):

		Three months ended March 31,
Related Party Agreement	Financial Statement Line Item	2017	2016
Management fees	Other revenue	$2,224	$1,215
MSA reimbursement	General and administrative	$1,791	$1,007
MSA costs	Related party general and administrative expense	$(3,426)	$(1,897)

14.    Subsequent Events
On May 4, 2017, the Company declared an increased dividend for the first quarter, payable on July 31, 2017, to holders of record on June 30, 2017, in the amount of $0.4180 per Class A share, or $1.672 on an annualized basis. This is a 1.0% increase from the first quarter of 2017.
On April 21, 2017, the Company acquired an 84% initial cash flow interest in Broadview and 99% ownership interest in Western Interconnect from Pattern Development 1.0. The total purchase consideration of $269 million included $215 million of cash paid at closing and $54 million of Western Interconnect construction debt which was converted to term debt immediately after the acquisition. The Grady project is a wind project on the identified ROFO list being separately developed by Pattern Development 2.0 which is expected to begin full construction not earlier than 2018, and which intends to interconnect through Western Interconnect. Following the commencement of commercial operations of the Grady project, at which time the Grady project will begin making transmission service payments to Western Interconnect, the Company will make a further contingent post-closing payment which is currently estimated to be approximately $18.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited consolidated financial statements for the three months ended March 31, 2017 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern Energy” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries.
Overview
We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. We hold interests in 18 wind power projects, including Broadview which we acquired in April 2017, located in the United States, Canada and Chile that use proven, best-in-class technology and have a total owned capacity of 2,644 MW. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price or variable price power sale agreement (PPA). Ninety-one percent of the electricity to be generated by our projects will be sold under our power sale agreements which have a weighted average remaining contract life of approximately 14 years as of March 31, 2017.
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
Our growth strategy is focused on the acquisition of operational and construction-ready power projects from Pattern Development Companies and other third parties that we believe will contribute to the growth of our business and enable us to increase our dividend per Class A share over time. The Pattern Development Companies (Pattern Energy Group LP (Pattern Development 1.0), Pattern Energy Group 2 LP (Pattern Development 2.0) and their respective subsidiaries (other than us and our subsidiaries)) are leading developers of renewable energy and transmission projects. Our continuing relationship with the Pattern Development Companies provides us with access to a pipeline of acquisition opportunities. Currently, Pattern Development Companies have a 5,900 MW pipeline of development projects, all of which are subject to our right of first offer. We target achieving a total owned capacity of 5,000 MW by year end 2019 through a combination of acquisitions from Pattern Development Companies and third parties capitalizing on the large fragmented global renewable energy market. Our business is primarily focused in the U.S., Canada and Chile; however, we expect opportunities in Japan and Mexico will form part of our growth strategy.
The discussion and analysis below has been organized as follows:

•	Recent Developments

•	Key Metrics

•	Results of Operations

•	Liquidity and Capital Resources

◦	Sources of Liquidity

◦	Uses of Liquidity

•	Critical Accounting Policies and Estimates

Recent Developments
On April 21, 2017, we acquired an 84% initial cash flow interest in Broadview and 99% ownership interest in Western Interconnect from Pattern Development 1.0. The total purchase consideration of $269 million included $215 million of cash paid at closing and $54 million of Western Interconnect construction debt which was converted to term debt immediately after the acquisition. The Grady project is a wind project on the identified ROFO list being separately developed by Pattern Development 2.0 which is expected to begin full construction not earlier than 2018, and which intends to interconnect through Western Interconnect. Following the commencement of commercial operations of the Grady project, at which time the Grady project will begin making transmission service payments to Western Interconnect, the Company will make a further contingent post-closing payment which is currently estimated to be approximately $18.3 million.
In March 2017, we entered into revised Long-term Service Agreements (LTSAs) at certain of our projects pursuant to which the turbine manufacturer will continue to provide routine and corrective maintenance service, but we have become responsible for a portion of the maintenance and repairs, including on major component parts. The revised LTSAs reduce fixed contract commitments by approximately $102.2 million over the next 7-10 years.
In January 2017, we issued unsecured senior notes with an aggregate principal amount of $350.0 million (the Unsecured Senior Notes). Net proceeds to us were approximately $345.0 million, after deducting the initial purchasers’ discount, commissions and transaction expenses. We used approximately $215 million of the net proceeds to partially fund our acquisition of the Broadview projects and used $128 million of proceeds to repay borrowings incurred under the Revolving Credit Facility to finance the purchase of the Armow project. The Unsecured Senior Notes bear interest at a rate of 5.875% per year, payable semiannually in arrears on February 1 and August 1, beginning on August 1, 2017 and maturing on February 1, 2024, unless repurchased or redeemed at an earlier date. The Unsecured Senior Notes are guaranteed on a senior unsecured basis by Pattern US Finance Company, one of our subsidiaries.
Below is a summary of our Identified Right of First Offer Projects that we expect to acquire from the Pattern Development Companies in connection with our respective purchase rights.

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development- Owned (4)
Pattern Development 1.0 Projects
Kanagi Solar	Operational	Japan	2014	2016	PPA	14	6
Futtsu Solar	Operational	Japan	2014	2016	PPA	42	19
Conejo Solar(5)	Operational	Chile	2015	2016	PPA	104	104
Meikle	Operational	British Columbia	2015	2017	PPA	180	180
Belle River	In construction	Ontario	2016	2017	PPA	100	43
Ohorayama	In construction	Japan	2016	2018	PPA	33	31
Mont Sainte-Marguerite	In construction	Québec	2017	2017	PPA	147	147
North Kent	In construction	Ontario	2017	2018	PPA	100	43
Henvey Inlet	Late stage development	Ontario	2017	2018	PPA	300	150
Tsugaru	Late stage development	Japan	2017	2020	PPA	126	63
Pattern Development 2.0 Projects
Grady	Late stage development	New Mexico	2018	2019	PPA	220	176
						1,366	962

(1)	Represents year of actual or anticipated commencement of construction.

(2)	Represents year of actual or anticipated commencement of commercial operations.

(3)
Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of wind and other conditions, a project or a turbine will not operate at its rated capacity at all times and the amount of electricity generated will be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors.

(4)
Pattern Development-Owned capacity represents the maximum, or rated, electricity generating capacity of the project in MW multiplied by Pattern Development 1.0's or Pattern Development 2.0's percentage ownership interest in the distributable cash flow of the project.

(5)
From time to time, we conduct strategic reviews of our markets. We have been conducting a strategic review of the market, growth, and opportunities in Chile. In the event we believe we can utilize funds that have already been invested in Chile or funds that might otherwise be invested in Chile in a more productive manner elsewhere that could generate a higher return on investment, we may decide to exit Chile for other opportunities with greater potential. In addition, Pattern Development 1.0 is also concurrently exploring strategic alternatives for its assets in Chile.

Key Metrics
We regularly review a number of financial measurements and operating metrics to evaluate our performance, measure our growth and make strategic decisions. In addition to traditional U.S. GAAP performance and liquidity measures, such as total revenue, cost of revenue, net income (loss) and net cash provided by operating activities, we also consider cash available for distribution as a supplemental liquidity measure and Adjusted EBITDA, MWh sold and average realized electricity price in evaluating our operating performance. We disclose cash available for distribution, which is a non-U.S. GAAP measure, because management recognizes that it will be used as a supplemental measure by investors and analysts to evaluate our liquidity. We disclose Adjusted EBITDA, which is a non-U.S. GAAP measure, because management believes this metric assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that our management believes are not indicative of our core operating performance. Each of these key metrics is discussed below.
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
We disclose Adjusted EBITDA, which is a non-U.S. GAAP measure, because management believes this metric assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that our management believes are not indicative of our core operating performance. We use Adjusted EBITDA to evaluate our operating performance. You should not consider Adjusted EBITDA as an alternative to net income (loss), determined in accordance with U.S. GAAP.
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

•
We do not have control, nor have any legal claim to the portion of the unconsolidated investees' revenues and expenses allocable to our joint venture partners. As we do not control, but do exercise significant influence, we account for the unconsolidated investments in accordance with the equity method of accounting. Net earnings from these investments are reflected within our consolidated statements of operations in "Earnings in unconsolidated investments, net." Adjustments related to our proportionate share from unconsolidated investments include only our proportionate amounts of interest expense, income taxes, depreciation, amortization and accretion, and mark-to-market adjustments included in "Earnings in unconsolidated investments, net;" and

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
The most directly comparable U.S. GAAP measure to cash available for distribution is net cash provided by operating activities. The following table is a reconciliation of our net cash provided by operating activities to cash available for distribution for the periods presented (unaudited and in thousands):

	Three months ended March 31,
	2017	2016
Net cash provided by operating activities	$43,752	$14,721
Changes in operating assets and liabilities	13,423	18,967
Network upgrade reimbursement	317	—
Release of restricted cash to fund project and general and administrative costs	—	590
Operations and maintenance capital expenditures	(146)	(230)
Distributions from unconsolidated investments	4,205	19,814
Other	(3,432)	13
Less:
Distributions to noncontrolling interests	(2,647)	(3,917)
Principal payments paid from operating cash flows	(10,326)	(8,943)
Cash available for distribution	$45,146	$41,015
Cash available for distribution was $45.1 million for the three months ended March 31, 2017 as compared to $41.0 million for the same period in the prior year. This $4.1 million increase in cash available for distribution was primarily due to a $10.7 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs), a $3.1 million decrease in project expense, a $1.3 million decrease in distribution to noncontrolling interests, and a $0.9 million increase in total distributions from unconsolidated investment, as reported in operating and investing activities on the consolidated statements of cash flows. These increases to cash available for distribution were offset by a $4.1 million increase in operating expense, a $3.5 million project reserve funding, a $2.0 million increase in interest expense, and a $1.4 million increase in principal payments.

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
Adjustments from unconsolidated investments represent distributions received in excess of the carrying amount of our investment, as a result of a suspension of recognition of equity method earnings during the three months ended March 31, 2016. During the three months ended March 31, 2017, none of our unconsolidated investments were in suspension. As discussed in Note 2, Summary of Significant Accounting Policies in our 2016 Form-10K, we may suspend the recognition of equity method earnings when we receive distributions in excess of the carrying value of our investment, and we are not liable for the obligations of the investee nor otherwise committed to provide financial support, we recognize such excess distributions as equity method earnings in the period the distributions occur. Additionally, when our carrying value in an unconsolidated investment is zero and we are not liable for the obligations of the investee nor otherwise committed to provide financial support, we will not recognize equity in earnings (losses) or equity in other comprehensive income of unconsolidated investments.
The most directly comparable U.S. GAAP measure to Adjusted EBITDA is net income (loss). The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (unaudited and in thousands):

	Three months ended March 31,
	2017	2016
Net income (loss)	$2,539	$(29,048)
Plus:
Interest expense, net of interest income	22,061	20,315
Tax provision	4,775	1,298
Depreciation, amortization and accretion	47,227	45,384
EBITDA	76,602	37,949
Unrealized loss on energy derivative (1)	2,358	4,825
Loss on undesignated derivatives, net	648	13,631
Net (gain) loss on transactions	312	(33)
Adjustments from unconsolidated investments (2)	—	(1,712)
Plus, proportionate share from unconsolidated investments:
Interest expense, net of interest income	9,340	7,219
Depreciation, amortization and accretion	8,454	6,293
Loss on undesignated derivatives, net	484	9,916
Adjusted EBITDA	$98,198	$78,088

(1)	Amount is included in electricity sales on the consolidated statements of operations.

(2)	See Note 5. Unconsolidated Investments in the Notes to Consolidated Financial Statements in this Form 10-Q, for further discussion.
Adjusted EBITDA for the three months ended March 31, 2017 was $98.2 million compared to $78.1 million for the same period in the prior year, an increase of $20.1 million, or approximately 25.8%. The increase in Adjusted EBITDA for the three months ended March 31, 2017 as compared to the same period in the prior year was primarily due to a $10.7 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs), a $9.6 million increase in our proportionate share of Adjusted EBITDA from unconsolidated investments, and a $3.1 million decrease in project expense. The increase to Adjusted EBITDA was partially offset by an increase to operating expense of $4.1 million.

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

The following table presents selected operating performance metrics for the periods presented (unaudited):

	Three months ended March 31,
MWh sold	2017	2016	Change	% Change
Consolidated MWh sold	1,914,259	1,783,413	130,846	7.3%
Less: noncontrolling MWh	(259,594)	(262,045)	2,451	(0.9)%
Controlling interest in consolidated MWh	1,654,665	1,521,368	133,297	8.8%
Unconsolidated investments proportional MWh	383,494	279,666	103,828	37.1%
Proportional MWh sold	2,038,159	1,801,034	237,125	13.2%

Average realized electricity price per MWh
Consolidated average realized electricity price per MWh	$53	$51	$2	3.9%
Unconsolidated investments proportional average realized electricity price per MWh	$115	$108	$7	6.5%
Proportional average realized electricity price per MWh	$67	$63	$4	6.3%
Our consolidated MWh sold for the three months ended March 31, 2017 was 1,914,259 MWh, as compared to 1,783,413 MWh for the three months ended March 31, 2016, an increase of 130,846 MWh, or 7.3%. The increase in consolidated MWh sold was primarily attributable to less favorable wind conditions in the first quarter 2016 compared to the current period.
Our proportional MWh sold for the three months ended March 31, 2017 was 2,038,159 MWh, as compared to 1,801,034 MWh for the three months ended March 31, 2016, an increase of 237,125 MWh, or 13.2%. The change in proportional MWh sold was primarily attributable to:

•	an increase in volume of 133,297 MWh from controlling interest in consolidated MWh; and

•	an increase in volume of 103,828 MWh from unconsolidated investments due to the acquisition of Armow in the fourth quarter 2016.
Our consolidated average realized electricity price was $53 per MWh for the three months ended March 31, 2017, as compared to $51 per MWh for the three months ended March 31, 2016. The increase of $2 per MWh was primarily due to an increase in volume of higher priced PPAs and revenue earned from renewable energy credits.
Our proportional average realized electricity price was $67 per MWh for the three months ended March 31, 2017, as compared to $63 per MWh for the three months ended March 31, 2016. The $4 per MWh increase in the proportional average realized electricity price was primarily due to the impact of foreign exchange on revenue denominated in the Canadian dollar at our Canadian projects, an increase in volume from higher priced PPAs and revenue earned from renewable energy credits.

Results of Operations
The following table and discussion provide selected financial information for the periods presented and is unaudited (in thousands, except percentages):

	Three months ended March 31,
	2017	2016	$ Change	% Change
Revenue	$100,833	$87,639	$13,194	15.1%
Total cost of revenue	72,910	75,657	(2,747)	(3.6)%
Total operating expenses	14,550	10,459	4,091	39.1%
Total other expense	6,059	29,273	(23,214)	(79.3)%
Net income (loss) before income tax	7,314	(27,750)	35,064	(126.4)%
Tax provision	4,775	1,298	3,477	267.9%
Net income (loss)	2,539	(29,048)	31,587	(108.7)%
Net loss attributable to noncontrolling interest	(3,114)	(5,378)	2,264	(42.1)%
Net income (loss) attributable to Pattern Energy	$5,653	$(23,670)	$29,323	(123.9)%
Total revenue
Total revenue for the three months ended March 31, 2017 was $100.8 million compared to $87.6 million for the three months ended March 31, 2016, an increase of $13.2 million, or approximately 15.1%. The increase was primarily attributable to $10.3 million in additional electricity sales primarily due to an increase in volume due to less favorable wind conditions in the first quarter 2016 compared to the current period and a $2.5 million decrease in unrealized losses primarily due to a larger decrease in the change in the forward gas price curves when compared to the prior period.
Cost of revenue
Cost of revenue for the three months ended March 31, 2017 was $72.9 million compared to $75.7 million for the three months ended March 31, 2016, a decrease of $2.7 million, or approximately 3.6%. The decrease was primarily attributable to a $2.5 million decrease in turbine operations and maintenance expense.
Operating expenses
Operating expenses for the three months ended March 31, 2017 were $14.6 million compared to $10.5 million for the three months ended March 31, 2016, an increase of $4.1 million, or approximately 39.1%. The increase in operating expenses was primarily attributable to a $2.1 million increase in consulting, legal and audit fees related to control remediation efforts, a $1.5 million increase in related party expenses and a $0.8 million increase in employee related expenses.
Other expense
Other expense for the three months ended March 31, 2017 was $6.1 million compared to $29.3 million for the three months ended March 31, 2016, a decrease of $23.2 million, or approximately 79.3%. The change was primarily attributable to:

•
a $13.0 million increase in earnings in unconsolidated investments, net due to increased project income primarily due to the acquisition of Armow in the fourth quarter 2016, increased wind production and decreases in unrealized losses in undesignated derivatives; and

•	a $13.0 million decrease in loss on undesignated derivatives, net primarily due to losses incurred in the first quarter 2016 due to decreases in the LIBOR during that period.
The decrease in other expense was partially offset by an increase in interest expense of $1.5 million, primarily due to the issuance of the Unsecured Senior Notes.

Tax provision
The tax provision was $4.8 million for the three months ended March 31, 2017 compared $1.3 million for the three months ended March 31, 2016. The tax provision for the three months ended March 31, 2017 was primarily the result of recording a deferred tax liability on the recognized equity income from operations in unconsolidated investments, tax expense in the U.S. from continuing operations, tax expense in our Canadian and Puerto Rican operations and the foreign withholding taxes on intercompany transactions in certain foreign jurisdictions offset by recognizing a deferred tax asset on the recognized losses in Chile.
Net income (loss)
Net income (loss) for the three months ended March 31, 2017, was $2.5 million compared to $(29.0) million for the same period in the prior year; a change of $31.6 million or 108.7%. The increase in earnings was primarily attributed to:

•	increased revenues of $13.2 million;

•
a $23.2 million net decrease in other expense primarily related to an increase in earnings in unconsolidated investments and a decrease in loss on undesignated derivatives, net primarily due to losses incurred in the first quarter of 2016 due to decreases in the LIBOR during that period partially offset by an increase in interest expense due to the issuance of $350 million of Unsecured Senior Notes in January 2017; and

•	decreased project expense of $3.1 million.
These increases to earnings were partially offset by a $4.1 million increase to operating expense and $3.5 million increase in tax provision.
Noncontrolling interest
The net loss attributable to noncontrolling interest was $3.1 million for the three months ended March 31, 2017 compared to $5.4 million for the three months ended March 31, 2016. The decreased loss of $2.3 million was primarily attributable to decreased allocations of losses to tax equity projects.
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
The principal indicators of our liquidity are our unrestricted and restricted cash balances and availability under our Revolving Credit Facility and project level facilities. Our available liquidity is as follows (in millions):

March 31, 2017
Unrestricted cash	$244.7
Restricted cash	25.6
Revolving credit facility availability(1)	471.8
Project facilities:
Post construction use	99.3
Total available liquidity	$841.4

(1)	As of May 5, 2017, the amount available on the Revolving Credit Facility is $411.8 million.
We believe that for the remainder of 2017, we will have sufficient liquid assets, cash flows from operations, and borrowings available under our Revolving Credit Facility to meet our financial commitments, debt service obligations, contingencies and anticipated required capital expenditures for at least the next 24 months, not including capital required for additional project acquisitions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corresponding adverse effect on our borrowing capacity.
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
In January 2017, we issued the Unsecured Senior Notes with an aggregate principal amount of $350.0 million. Net proceeds to us were approximately $345.0 million, after deducting the initial purchasers’ discount, commissions and transaction expenses. We used approximately $215 million of the net proceeds to partially fund our acquisition of the Broadview projects and used $128 million of proceeds to repay borrowings incurred under the Revolving Credit Facility to finance the purchase of the Armow project. The Unsecured Senior Notes bear interest at a rate of 5.875% per year, payable semiannually in arrears on February 1 and August 1, beginning on August 1, 2017 and maturing on February 1, 2024, unless repurchased or redeemed at an earlier date. The Unsecured Senior Notes are guaranteed on a senior unsecured basis by Pattern US Finance Company, one of our subsidiaries.
On May 9, 2016, we entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the “Agents”). Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock, par value $0.01 per share, from time to time through the Agents, as our sales agents for the offer and sale of the shares, up to an aggregate sales price of $200 million. We intend to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the three months ended March 31, 2017, we did not sell any shares under the Equity Distribution Agreement. As of March 31, 2017, approximately $170.8 million in aggregate offering price remained available to be sold under the agreement.
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
Cash Flows
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities, as well as cash available for distribution discussed earlier, to evaluate our periodic cash flow results. Below is a summary of our cash flows for each period (in millions):

	Three months ended March 31,
	2017	2016
Net cash provided by operating activities	$43.8	$14.7
Net cash provided by (used in) investing activities	2.7	(4.4)
Net cash provided by (used in) financing activities	114.5	(40.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1.8
Net change in cash, cash equivalents and restricted cash	$160.9	$(28.6)
Net cash provided by operating activities
Net cash provided by operating activities was $43.8 million for the three months ended March 31, 2017 as compared to $14.7 million in the prior year, an increase of $29.0 million, or approximately 197.2%. The increase in cash provided by operating activities was primarily due to higher revenues of $10.7 million (excluding unrealized loss on energy derivative and amortization of PPAs), increased distributions from unconsolidated investments of $16.5 million and decreased project expenses of $3.1 million. These increases were partially offset by increases of $4.1 million in operating expenses.

Net cash provided by (used in) investing activities
Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2017, which consisted primarily of distributions from unconsolidated investments of $4.2 million, offset by $1.3 million for capital expenditures and $0.3 million in costs associated with the acquisition of an unconsolidated investment in the fourth quarter of 2016.
Net cash used in investing activities was $4.4 million for the three months ended March 31, 2016, which consisted primarily of $24.1 million for capital expenditures including $18.0 million related to payments for a project that became commercially operable in the fourth quarter of 2015. Net cash used in financing activities was partially offset by $19.8 million in distributions received from unconsolidated investments.
Net cash provided by (used in) financing activities
Net cash provided by financing activities for the three months ended March 31, 2017 was $114.5 million. Net cash provided by financing activities consisted primarily of $350.0 million in proceeds from the issuance of the Unsecured Senior Notes, as discussed previously.
Net cash provided by financing activities was partially offset by:

•	$180.0 million in repayments of the Revolving Credit Facility;

•	$35.5 million of dividend payments;

•	$10.3 million in repayment of long-term debt;

•	$5.0 million in payments for deferred financing costs associated with the issuance of the Unsecured Senior Notes; and

•	$2.6 million in distributions to noncontrolling interests.
Net cash used by financing activities for the three months ended March 31, 2016 was $40.7 million. Net cash used by financing activities consisted primarily of the following:

•	$27.7 million of dividend payments;

•	$3.9 million of distributions to noncontrolling interests; and

•	$8.9 million in repayments of debt.
Uses of Liquidity
Cash Dividends to Investors
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A common stock. On May 4, 2017, we increased our dividend to $0.4180 per share, or $1.672 per share on an annualized basis, commencing with respect to dividends to be paid on July 31, 2017 to holders of record on June 30, 2017. The following table sets forth the dividends declared on shares of Class A common stock for the periods indicated.

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2017:
Second Quarter	$0.4180	May 4, 2017	June 30, 2017	July 31, 2017
First Quarter	$0.41375	February 24, 2017	March 31, 2017	April 28, 2017
We established our initial quarterly dividend level based on a targeted cash available for distribution payout ratio of 80% after considering the annual cash available for distribution that we expect our projects will be able to generate following the commencement of commercial operations at all of our construction projects and with due regard to retaining a portion of the cash available for distribution to grow our business. We intend to grow our business primarily through the acquisition of operational and construction-ready power projects, which, we believe, will facilitate the growth of our cash available for distribution and enable us to increase our dividend per share of Class A common stock over time. We may in the future raise capital and make investments in new power projects upon or near the commencement of construction of such projects and therefore prior to the expected commencement of operations of the new projects, which could result in a passage of time of twelve or more months before we begin to receive any cash flow contributions from such projects to our cash available for distribution. In connection with these investments, we may increase our dividends prior to the receipt of such cash flow contributions, which would likely cause our payout ratio to temporarily exceed our targeted run-rate payout ratio. However, the determination of the amount of cash dividends to be paid to holders of our Class A common stock will be made by our Board of Directors and will depend upon our financial condition, results of operations, cash flow, long-term prospects and any other matters that our Board of Directors deem relevant. Refer to Item 1A “Risk Factors—Risks Related to Ownership of our Class A Shares—Risks Regarding our Cash Dividend Policy” in our Annual Report on Form 10-K for the year ended December 31, 2016.
We expect to pay a quarterly dividend on or about the 30th day following each fiscal quarter to holders of record of our Class A common stock on the last day of such quarter.
Capital Expenditures and Investments
We expect to make investments in additional projects. As discussed above, on April 21, 2017, we acquired Broadview and Western Interconnect from Pattern Development 1.0. The total purchase consideration of $269 million included $215 million of cash paid at closing and $54 million of Western Interconnect construction debt which was converted to term debt immediately after the acquisition.
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
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except as described below:
Service and Maintenance Agreements
In March 2017, we entered into revised LTSAs at certain of our projects pursuant to which the turbine manufacturer will continue to provide routine and corrective maintenance service, but we have become responsible for a portion of the maintenance and repairs, including on major component parts. The revised LTSAs reduce fixed contract commitments and the following table summarizes the change in future commitments from that disclosed in our 2016 Form 10-K (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Service and maintenance agreements December 31, 2016	$53,534	$75,114	$63,357	$118,198	$310,203
Payments as of March 31, 2017	(13,507)	—	—	—	(13,507)
Change in service and maintenance agreements	(11,886)	(24,312)	(24,140)	(41,877)	(102,215)
Service and maintenance agreements as of March 31, 2017	$28,141	$50,802	$39,217	$76,321	$194,481
Broadview Transaction
As part of the Broadview Transaction, we became a party to several customary contracts expected for wind energy and transmission companies, such as letter of credit facilities, service and maintenance contracts, transmission service agreements, leases and other commitments.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Credit Agreements for Unconsolidated Investments
Below is a summary of our proportion of debt in unconsolidated investments, as of March 31, 2017 (in thousands):

	Total Project Debt	Percentage of Ownership	Our Portion of Unconsolidated Project Debt
Armow	$388,564	50.0%	$194,282
South Kent	474,019	50.0%	237,010
Grand	272,442	45.0%	122,599
K2	579,087	33.3%	193,010
Unconsolidated investments - debt	$1,714,112		$746,901

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Commodity Price Risk
We manage our commodity price risk for electricity sales primarily through the use of fixed price long-term power purchase agreements with creditworthy counterparties. Our financial results reflect approximately 230,676 MWh of electricity sales during the three months ended March 31, 2017 that were subject to spot market pricing. A hypothetical increase or decrease of 10% or $1.27 per MWh in these spot market prices would have increased or decreased revenue by $0.3 million for the three months ended March 31, 2017.
Interest Rate Risk
As of March 31, 2017, our long-term debt includes both fixed and variable rate debt. As long term debt is not carried at fair value on the consolidated balance sheets, changes in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments prior to their maturity. The fair market value of our outstanding convertible senior notes, or "debentures," is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our Class A common stock increases and decrease as the market price of our Class A common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent that changes in the fair value of the debentures or value of Class A common stock permit the holders of the debentures to convert into shares. As of March 31, 2017, the estimated fair value of our debt was $1.7 billion and the carrying value of our debt was $1.7 billion. The fair value of variable interest rate long-term debt is approximated by its carrying cost. A hypothetical increase or decrease in market interest rates by 1% would have resulted in a $51.8 million decrease or $56.1 million increase in the fair value of our fixed rate debt.

We are exposed to fluctuations in interest rate risk as a result of our variable rate debt and outstanding amounts due under our Revolving Credit Facility. As of March 31, 2017, no amounts were outstanding under the Revolving Credit Facility.
We may use a variety of derivative instruments, with respect to our variable rate debt, to manage our exposure to fluctuations in interest rates, including interest rate swaps. As a result, our interest rate risk is limited to the unhedged portion of the variable rate debt. As of March 31, 2017, the unhedged portion of our variable rate debt was $0.1 million. A hypothetical increase or decrease in interest rates by 1% would not have a material impact to interest expense for the three months ended March 31, 2017.
Foreign Currency Exchange Rate Risk
Our wind power projects are located in the United States, Canada and Chile. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. When the U.S. dollar strengthens against foreign currencies, the relative value in revenue earned in the respective foreign currency decreases. When the U.S. dollar weakens against foreign currencies, the relative value in revenue earned in the respective foreign currency increases. A majority of our power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. For the three months ended March 31, 2017, our financial results included C$22.2 million, or $16.6 million calculated based on the monthly average exchange rate, in Canadian dollar denominated net income, from our Canadian operations. A hypothetical increase or decrease of 10% in exchange rates between the Canadian and U.S. dollar would have increased or decreased net earnings of our Canadian operations by $1.7 million for the three months ended March 31, 2017.
In January 2015, we established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in our cash flow, which may have an adverse impact to our short-term liquidity or financial condition. For the three months ended March 31, 2017, we recognized an unrealized loss on foreign currency forward contracts of $1.1 million in loss on undesignated derivatives, net in the consolidated statements of operations. We also recognized a realized gain of $0.3 million in loss on undesignated derivatives, net in the consolidated statements of operations related to foreign currency forward contracts that matured during the three months ended March 31, 2017.
As of March 31, 2017, a 10% devaluation in the Canadian dollar to the United States dollar would result in our consolidated balance sheets being negatively impacted by a $24.2 million cumulative translation adjustment in accumulated other comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on this evaluation, our Chief Executive Officer, and Chief Financial Officer concluded that as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses previously disclosed under Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016. During the year ended December 31, 2016, our internal control over financial reporting was not effective due to the aggregation of internal control deficiencies related to the implementation, design, maintenance and operating effectiveness of various transaction, process level, and monitoring controls. These deficiencies largely have arisen during fiscal 2016 because of growth of the Company, increases in employee headcount to support growth, and frequent changes in organizational structure that were not adequately supported by elements of our internal control over financial reporting. The deficiencies can be grouped generally as ineffective training programs, accounting policies and procedures, monitoring and management review controls, contract review, and procure-to-pay procedures.
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
Remediation Plan and Efforts with Respect to Material Weaknesses
Our management has developed a plan to remediate the material weaknesses in our internal control over financial reporting and remediation efforts through March 31, 2017 including the following:

•	Providing SOX 404 and internal control training to accounting, executive management, and various department personnel;

•	documenting accounting, entity level, and IT policies and procedures that support our internal control infrastructure;

•
redesigning the contract review process that improves communication and informational flow between the various Company departments including legal and accounting for the complete and accurate recording of contract provisions; and

•	redesigning and implementing changes to certain processes and internal controls.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject, from time to time, to routine legal proceedings and claims arising out of the normal course of business. There has been no material change in the nature of our legal proceedings from the description provided in our Annual Report on Form 10-K for the year ended December 31, 2016, except as described below:
Shareholder Class Action Lawsuit
The putative shareholder class action lawsuit filed in the United States District Court for the Northern District of California in November 2016 against us and certain of our executive officers alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder was dismissed with prejudice against the particular claimants in March 2017.
Other Proceedings
During the third quarter of 2015, rights to appeal prior decisions granting the Renewable Energy Approval (REA) under Ontario's Environmental Protection Act for our K2 facility were exhausted without further appeal. As a result, a stay of a previously filed civil suit against the K2 facility pending final determination of the REA was lifted, allowing such suit to move forward if the claimants so choose to continue such suit. Such civil suit had claimed, among other things, nuisance based on both the construction and operation of the facility. Since the third quarter of 2016, various motions have been filed by each of K2 and the claimants in the civil suit, and a decision was issued in April 2017. Following a resolution of certain costs associated with the litigation, the claimants will have an opportunity to file an amended claim. We do not believe this proceeding will have a material adverse effect on our business, financial position or liquidity based on the information currently available to us, but can give no assurance, that it will ultimately be resolved favorably to K2.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors as described in such document.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Pattern Energy Group Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A dated September 20, 2013 (Registration No. 333-190538)).

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

4.3
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

Pattern Energy Group Inc.

Dated:	May 9, 2017	By:	/s/ Michael J. Lyon
Michael J. Lyon
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)