Form 10-Q
period 2017-06-30
Pattern Energy Group Inc.
filed 2017-08-09
CIK 1561660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 4, 2017 there were 87,637,816 shares of Class A common stock outstanding with par value of $0.01 per share.

PATTERN ENERGY GROUP INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pattern Energy Group Inc. Consolidated Balance Sheets (In thousands of U.S. Dollars, except share data) (Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents (Note 6)	$162,600	$83,932
Restricted cash (Note 6)	13,137	11,793
Funds deposited by counterparty	34,436	43,635
Trade receivables (Note 6)	48,331	37,510
Derivative assets, current	18,680	17,578
Prepaid expenses (Note 6)	11,787	13,803
Deferred financing costs, current, net of accumulated amortization of $10,606 and $9,350 as of June 30, 2017 and December 31, 2016, respectively	2,461	2,456
Other current assets (Note 6)	12,658	7,350
Total current assets	304,090	218,057
Restricted cash (Note 6)	17,410	13,646
Property, plant and equipment, net (Note 6)	3,682,269	3,135,162
Unconsolidated investments	240,561	233,294
Derivative assets	16,058	26,712
Deferred financing costs	4,023	4,052
Net deferred tax assets	4,387	5,559
Finite-lived intangible assets, net (Note 6)	110,617	91,895
Other assets (Note 6)	24,864	24,390
Total assets	$4,404,279	$3,752,767
Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities (Note 6)	$64,974	$31,305
Accrued construction costs (Note 6)	4,146	1,098
Counterparty deposit liability	34,436	43,635
Accrued interest (Note 6)	18,222	9,545
Dividends payable	36,991	35,960
Derivative liabilities, current	11,340	11,918
Revolving credit facility	60,000	180,000
Current portion of long-term debt, net	54,975	48,716
Other current liabilities (Note 6)	9,121	4,698
Total current liabilities	294,205	366,875
Long-term debt, net	1,711,670	1,334,956
Derivative liabilities	24,171	24,521
Net deferred tax liabilities	43,559	31,759
Finite-lived intangible liability, net	52,929	54,663
Contingent liabilities	58,346	576
Other long-term liabilities (Note 6)	91,685	60,673
Total liabilities	2,276,565	1,874,023
Commitments and contingencies (Note 15)
Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 87,637,816 and 87,410,687 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	878	875
Additional paid-in capital	1,075,448	1,145,760
Accumulated loss	(74,397)	(94,270)
Accumulated other comprehensive loss	(47,048)	(62,367)
Treasury stock, at cost; 115,146 and 110,964 shares of Class A common stock as of June 30, 2017 and December 31, 2016, respectively	(2,597)	(2,500)
Total equity before noncontrolling interest	952,284	987,498
Noncontrolling interest	1,175,430	891,246
Total equity	2,127,714	1,878,744
Total liabilities and equity	$4,404,279	$3,752,767
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Operations (In thousands of U.S. Dollars, except share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Electricity sales	$105,736	$91,370	$204,170	$177,033
Other revenue	2,024	2,068	4,423	4,044
Total revenue	107,760	93,438	208,593	181,077
Cost of revenue:
Project expense	33,405	33,246	62,505	65,327
Transmission costs	4,722	113	4,792	278
Depreciation and accretion	48,518	43,678	92,258	87,089
Total cost of revenue	86,645	77,037	159,555	152,694
Gross profit	21,115	16,401	49,038	28,383
Operating expenses:
General and administrative (Note 16)	11,777	9,265	22,901	17,827
Related party general and administrative	3,576	1,931	7,002	3,828
Total operating expenses	15,353	11,196	29,903	21,655
Operating income	5,762	5,205	19,135	6,728
Other income (expense):
Interest expense	(24,839)	(21,275)	(47,394)	(42,336)
Loss on undesignated derivatives, net	(4,751)	(5,879)	(5,399)	(19,510)
Earnings in unconsolidated investments, net	14,519	7,240	31,395	11,070
Net loss on transactions	(807)	(72)	(1,119)	(39)
Other income, net	(27)	564	553	2,120
Total other expense	(15,905)	(19,422)	(21,964)	(48,695)
Net loss before income tax	(10,143)	(14,217)	(2,829)	(41,967)
Tax provision	4,541	1,429	9,316	2,727
Net loss	(14,684)	(15,646)	(12,145)	(44,694)
Net loss attributable to noncontrolling interest	(28,904)	(12,423)	(32,018)	(17,801)
Net income (loss) attributable to Pattern Energy	$14,220	$(3,223)	$19,873	$(26,893)

Weighted-average number of common shares outstanding
Basic	87,065,591	74,443,901	87,064,110	74,440,950
Diluted	87,217,381	74,443,901	87,257,130	74,440,950
Earnings (loss) per share attributable to Pattern Energy
Basic and diluted	$0.16	$(0.04)	$0.23	$(0.36)
Dividends declared per Class A common share	$0.42	$0.39	$0.83	$0.77

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Comprehensive Income (Loss) (In thousands of U.S. Dollars) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(14,684)	$(15,646)	$(12,145)	$(44,694)
Other comprehensive (loss) income:
Foreign currency translation, net of zero tax impact	7,286	780	9,749	11,642
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax (provision) benefit of ($98), $1,379, ($59) and $4,102, respectively	(3,877)	(9,964)	(4,418)	(30,661)
Reclassifications to net loss, net of tax impact of $236, $281, $487 and $583, respectively	2,164	2,721	4,483	5,623
Total change in effective portion of change in fair market value of derivatives	(1,713)	(7,243)	65	(25,038)
Proportionate share of equity investee’s derivative activity:
Effective portion of change in fair market value of derivatives, net of tax (provision) benefit of ($1,064), $1,296, ($285) and $3,969, respectively	2,950	(3,594)	790	(11,008)
Reclassifications to net loss, net of tax impact of $629, $470, $1,661 and $922, respectively	1,747	1,304	4,608	2,557
Total change in effective portion of change in fair market value of derivatives	4,697	(2,290)	5,398	(8,451)
Total other comprehensive income (loss), net of tax	10,270	(8,753)	15,212	(21,847)
Comprehensive (loss) income	(4,414)	(24,399)	3,067	(66,541)
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(28,904)	(12,423)	(32,018)	(17,801)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax (provision) benefit of $93, $164, $101 and $507, respectively	(253)	(442)	(274)	(1,370)
Reclassifications to net loss, net of tax impact of $29, $40, $62 and $87, respectively	79	107	167	235
Total change in effective portion of change in fair market value of derivatives	(174)	(335)	(107)	(1,135)
Comprehensive loss attributable to noncontrolling interest	(29,078)	(12,758)	(32,125)	(18,936)
Comprehensive income (loss) attributable to Pattern Energy	$24,664	$(11,641)	$35,192	$(47,605)
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Stockholders’ Equity (In thousands of U.S. Dollars, except share data) (Unaudited)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2015	74,709,442	$747	(65,301)	$(1,577)	$982,814	$(77,159)	$(73,325)	$831,500	$944,262	$1,775,762
Issuance of Class A common stock under equity incentive award plan	287,904	3	—	—	(3)	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(2,043)	(40)	—	—	—	(40)	—	(40)
Stock-based compensation	—	—	—	—	2,777	—	—	2,777	—	2,777
Dividends declared	—	—	—	—	(57,810)	—	—	(57,810)	—	(57,810)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,187)	(8,187)
Other	—	—	—	—	34	—	—	34	(469)	(435)
Net loss	—	—	—	—	—	(26,893)	—	(26,893)	(17,801)	(44,694)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(20,712)	(20,712)	(1,135)	(21,847)
Balances at June 30, 2016	74,997,346	$750	(67,344)	$(1,617)	$927,812	$(104,052)	$(94,037)	$728,856	$916,670	$1,645,526

Balances at December 31, 2016	87,521,651	$875	(110,964)	$(2,500)	$1,145,760	$(94,270)	$(62,367)	$987,498	$891,246	$1,878,744
Issuance of Class A common stock under equity incentive award plan, net of forfeiture	231,311	3	—	—	(3)	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(4,182)	(97)	—	—	—	(97)	—	(97)
Stock-based compensation	—	—	—	—	2,768	—	—	2,768	—	2,768
Dividends declared	—	—	—	—	(72,934)	—	—	(72,934)	—	(72,934)
Increase in noncontrolling interest from acquisition	—	—	—	—	—	—	—	—	325,600	325,600
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,164)	(9,164)
Other	—	—	—	—	(143)	—	—	(143)	(127)	(270)
Net income (loss)	—	—	—	—	—	19,873	—	19,873	(32,018)	(12,145)
Other comprehensive income, net of tax	—	—	—	—	—	—	15,319	15,319	(107)	15,212
Balances at June 30, 2017	87,752,962	$878	(115,146)	$(2,597)	$1,075,448	$(74,397)	$(47,048)	$952,284	$1,175,430	$2,127,714

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Six months ended June 30,
	2017	2016
Operating activities
Net loss	$(12,145)	$(44,694)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	92,258	87,089
Amortization of financing costs	3,852	3,498
Amortization of debt discount/premium, net	2,227	2,074
Amortization of power purchase agreements, net	1,489	1,507
Loss on derivatives, net	10,331	32,209
Stock-based compensation	2,768	2,777
Deferred taxes	9,149	2,487
Earnings in unconsolidated investments, net	(31,395)	(11,070)
Distributions from unconsolidated investments	31,710	377
Other reconciling items	(1,017)	(965)
Changes in operating assets and liabilities:
Funds deposited by counterparty	9,199	(49,480)
Trade receivables	(7,995)	(3,753)
Prepaid expenses	2,202	3,400
Other current assets	(3,638)	(2,920)
Other assets (non-current)	2,561	1,839
Accounts payable and other accrued liabilities	31,001	(9,631)
Counterparty deposit liability	(9,199)	49,480
Accrued interest	8,569	(178)
Other current liabilities	4,333	(433)
Long-term liabilities	10,648	6,353
Contingent liabilities	275	10
Net cash provided by operating activities	157,183	69,976
Investing activities
Cash paid for acquisitions, net of cash and restricted cash acquired	(170,028)	—
Capital expenditures	(39,087)	(25,953)
Distributions from unconsolidated investments	8,390	31,774
Other assets	7,552	38
Other investing activities	12	(163)
Net cash provided by (used in) investing activities	(193,161)	5,696

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Six months ended June 30,
	2017	2016
Financing activities
Dividends paid	(71,544)	(56,097)
Capital distributions - noncontrolling interest	(9,163)	(8,187)
Payment for deferred financing costs	(7,740)	(134)
Proceeds from revolving credit facility	85,000	20,000
Repayment of revolving credit facility	(205,000)	(40,000)
Proceeds from debt	404,395	—
Repayment of debt	(74,824)	(22,262)
Other financing activities	(3,618)	(1,060)
Net cash provided by (used in) financing activities	117,506	(107,740)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,248	2,017
Net change in cash, cash equivalents and restricted cash	83,776	(30,051)
Cash, cash equivalents and restricted cash at beginning of period	109,371	146,292
Cash, cash equivalents and restricted cash at end of period	$193,147	$116,241
Supplemental disclosures
Cash payments for income taxes	$288	$155
Cash payments for interest expense	$33,666	$36,535
Schedule of non-cash activities
Change in property, plant and equipment	$1,110	$1,302
Change in other assets	$2,492	$—

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Organization
Pattern Energy Group Inc. (Pattern Energy or the Company) was organized in the state of Delaware on October 2, 2012. Pattern Energy is an independent energy generation company focused on constructing, owning and operating energy projects with long-term energy sales contracts located in the United States, Canada and Chile. Pattern Energy Group LP (Pattern Development 1.0) owns a 9% interest in the Company. The Pattern Development Companies (Pattern Development 1.0, Pattern Energy Group 2 LP (Pattern Development 2.0) and their respective subsidiaries) are leading developers of renewable energy and transmission projects.
The Company consists of the consolidated operations of certain entities and assets contributed by, or purchased principally from, Pattern Development 1.0, except for purchases of Lost Creek, Post Rock and certain additional interests in El Arrayán, each as defined below, which were purchased from third-parties. Each of the Company's wind projects and certain assets are consolidated into the Company's subsidiaries which are organized by geographic location as follows:

•
Pattern US Operations Holdings LLC (which consists primarily of 100% ownership of Hatchet Ridge Wind, LLC (Hatchet Ridge), Spring Valley Wind LLC (Spring Valley), Pattern Santa Isabel LLC (Santa Isabel), Ocotillo Express LLC (Ocotillo), Pattern Gulf Wind LLC (Gulf Wind) and Lost Creek Wind, LLC (Lost Creek), as well as the following consolidated controlling interest in Panhandle Wind LLC (Panhandle 1), Panhandle Wind 2 LLC (Panhandle 2), Post Rock Wind Power Project, LLC (Post Rock), Logan's Gap Wind LLC (Logan's Gap), Fowler Ridge IV Wind Farm LLC (Amazon Wind Farm Fowler Ridge), and Broadview Project Finco Pledgor (Broadview Project) (which consists primarily of Broadview Energy KW, LLC and Broadview Energy JN, LLC (together, Broadview) and Western Interconnect transmission line (Western Interconnect)));

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

On July 27, 2017, the Company funded an initial $60 million capital call under the Second Amended and Restated Agreement of Limited Partnership of Pattern Energy Group Holdings 2 LP (PEGH 2), dated as of June 16, 2017, by and among PEGH 2, the Class A Limited Partners set forth therein and the Class B Limited Partners set forth therein. As a result of such funding, and the related funding by other investors in PEGH 2 and consummation of certain redemptions, the Company holds an approximate 20% ownership interest in PEGH 2 representing the Company's interest in Pattern Development 2.0.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position at June 30, 2017, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, respectively, and the cash flows for the six months ended June 30, 2017 and 2016, respectively. The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
The Company adopted the provisions of Accounting Standards Update (ASU) 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash as of December 31, 2016 and has revised its consolidated statements of cash flows for the six months ended June 30, 2016 to reflect amounts described as restricted cash and restricted cash equivalents included with cash and cash equivalents in the reconciliation of beginning of period and end of period total amounts shown on the consolidated statements of cash flows.
Reconciliation of Cash and Cash Equivalents and Restricted Cash as Presented on the Statements of Cash Flows
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
Cash and cash equivalents	$162,600	$83,932	$87,641	$94,808
Restricted cash - current	13,137	11,793	12,228	14,609
Restricted cash	17,410	13,646	16,372	36,875
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$193,147	$109,371	$116,241	$146,292
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
In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of this amendment, only if the transaction has not been reported in previously issued financial statements. Early application is also permitted for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only if the transaction has not been reported in previously issued financial statements. The amendments should be applied prospectively on or after the effective date and no disclosures are required at transition. The Company will adopt ASU 2017-01 during the third quarter of 2017 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective January 1, 2019. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is in the initial stages of evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Company has assigned internal resources in addition to the engagement of a third party service provider to assist in evaluation. The Company is also assessing the accounting impact of the ASU 2016-02 as it applies to its PPAs, land leases, office leases and equipment leases. As the Company progresses further in its analysis, the scope of this assessment could be expanded to review other types of contracts.
In May 2014, the FASB issued a new standard, ASU 2014-09, which creates Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (ASU 2014-09). The new standard replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the new standard is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the new standard requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas, as updated by ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which make additional narrow scope amendments to Topic 606 including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts.
The new standard permits adoption by either using (i) the full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company plans to adopt using the modified retrospective approach. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company will adopt the new standard effective January 1, 2018.
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

3.    Acquisitions
Business Combination
Broadview Project Acquisition
On April 21, 2017, pursuant to a Purchase and Sale Agreement with Pattern Development 1.0, the Company acquired a 100% ownership interest in Broadview Project which indirectly owns both 100% of the Class B membership interest in Broadview Energy Holdings LLC (Broadview Holdings) and a 99% ownership interest in Western Interconnect, a 35-mile 345 kV transmission line. Broadview Holdings owns 100% ownership interests that comprise the 324 MW Broadview wind power projects. The Company's indirect Class B membership interest in Broadview Holdings represents an 84% interest in initial distributable cash flow from Broadview. Consideration consisted of $214.7 million of cash, a $2.4 million assumed liability and a post-closing payment of approximately $21.3 million contingent upon the commercial operation of the Grady Project (as defined below). As part of the acquisition, the Company also assumed $51.2 million of construction debt and related accrued interest outstanding at Western Interconnect which was immediately extinguished, and concurrently the Company entered into a variable rate term loan for $54.4 million. The Grady Wind Energy Center, LLC (the Grady Project) is a wind power project on the identified ROFO list being developed by Pattern Development 2.0 separately from Broadview, which is expected to begin full construction not earlier than 2018, and which will be interconnected through Western Interconnect. Following the commencement of commercial operations of the Grady Project, at which time the Grady Project will begin making transmission service payments to Western Interconnect, the Company will make the aforementioned contingent post-closing payment.
The identifiable assets, operating contracts and liabilities assumed for Broadview and Western Interconnect were recorded at their fair values, which corresponded to the sum of the cash purchase price, contingent consideration payment, and the fair value of the other investors' noncontrolling interests.
The fair values are as follows (in thousands):

April 21, 2017
Cash and cash equivalents	$3,022
Trade receivables	3,259
Prepaid expenses	187
Other current assets	9,830
Restricted cash	44,383
Deferred financing costs, net	1,890
Property, plant and equipment	628,500
Intangible assets	22,346
Accounts payable and other accrued liabilities	(2,956)
Accrued interest	(108)
Long-term debt, current portion	(51,053)
Accrued construction costs	(40,114)
Related party payable	(674)
Contingent liability	(36,205)
Asset retirement obligation	(5,994)
Other long-term liabilities	(12,350)
Total consideration before non-controlling interest	563,963
Less: noncontrolling interests	(325,600)
Total consideration	$238,363
Current assets, non-current restricted cash, accounts payable, other accrued liabilities, accrued interest, accrued construction costs, related party payable and current portion of long-term debt were recorded at carrying value, which was representative of the fair value on the date of acquisition. Property, plant and equipment, finite-lived intangible assets, contingent liabilities and long-term liabilities were recorded at fair value estimated using the cost and income approach. The fair value of asset retirement obligations was recorded at fair value using a combination of market data, operational data and discounted cash flows and was adjusted by a discount rate factor reflecting current market conditions at the time of acquisition.
Concurrent with the closing, certain tax equity investors made capital contributions to acquire 100% of the Class A membership interests in Broadview Holdings and have been admitted as noncontrolling members in the entity, with a 16% initial interest in the distributable cash flow from Broadview. The noncontrolling interest was recorded at fair value estimated using the purchase price from the purchase agreement executed on April 21, 2017 among the Company and the tax equity investors.
The Company recorded a $7.2 million contingent obligation, payable to a third party who holds a 1% interest in Western Interconnect, at fair value upon the acquisition of the Broadview Project. These contingent payments are subject to certain conditions, including the actual energy production of Broadview in a production year and the continued operation of Broadview. Additionally, the Company recorded a $29.0 million contingent obligation, payable to the same counterparty, at fair value upon the acquisition of the Broadview Project. These contingent payments are subject to certain conditions, including the commercial operation of the Grady Project. The contingent payment is calculated as a percentage of additional transmission revenue earned by Western Interconnect upon the Grady Project's commercial operation.
The Broadview Project acquisition includes contingent consideration, which requires the Company to make an additional payment upon the commercial operation of the Grady Project. See Note 12, Fair Value Measurements, for further discussion on the fair value of the contingent consideration.
The Company incurred transaction-related expense of $0.4 million which were recorded in net loss on transactions in the consolidated statements of operations for the three and six months ended June 30, 2017.
The accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations and valuations, and the estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date).
The Company has determined that the operating partnership agreement does not allocate economic benefits pro rata to its two classes of investors for Broadview and will use the hypothetical liquidation at book value (HLBV) method to calculate the noncontrolling interest balance that reflects the substantive profit sharing arrangement.
The following table presents the amounts included in the consolidated statements of operations for the Broadview Project since their date of acquisition:

Unaudited data (in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total revenue	$8,801	$8,801
Total expenses	(12,997)	(12,997)
Net loss	(4,196)	(4,196)
Less: net loss attributable to noncontrolling interest	(4,255)	(4,255)
Net income attributable to Pattern Energy	$59	$59
Pro-forma data has not been provided as there is no material difference between pro forma data that give effects to the Broadview Project acquisition as if it had occurred in January 1, 2016 and actual data reported for the three and six months ended June 30, 2017 and 2016. Broadview reached commercial operations in March 2017 and until approximately three weeks before the acquisition, Broadview was still under construction.

4.    Property, Plant and Equipment
The following presents the categories within property, plant and equipment (in thousands):

	June 30,	December 31,
	2017	2016
Operating wind farms	$4,346,605	$3,707,823
Furniture, fixtures and equipment	10,947	9,307
Land	141	141
Subtotal	4,357,693	3,717,271
Less: accumulated depreciation	(675,424)	(582,109)
Property, plant and equipment, net	$3,682,269	$3,135,162
The Company recorded depreciation expense related to property, plant and equipment of $47.5 million and $90.5 million for the three and six months ended June 30, 2017, respectively, and recorded $43.0 million and $85.7 million for the same periods in the prior year.
5.    Finite-Lived Intangible Assets and Liability
Finite-Lived Intangible Assets and Liability
The following presents the major components of the finite-lived intangible assets and liability (in thousands):

	June 30, 2017
	Weighted Average Remaining Life	Gross	Accumulated Amortization	Net
Intangible assets
Power purchase agreement	13	$97,400	$(13,856)	$83,544
Industrial revenue bond tax savings	25	12,778	(154)	12,624
Other intangible assets	34	15,234	(785)	14,449
Total intangible assets		$125,412	$(14,795)	$110,617
Intangible liability
Power purchase agreement	15	$60,300	$(7,371)	$52,929

	December 31, 2016
	Weighted Average Remaining Life	Gross	Accumulated Amortization	Net
Intangible assets
Power purchase agreement	13	$97,400	$(10,632)	$86,768
Other intangible assets	15	5,666	(539)	5,127
Total intangible assets		$103,066	$(11,171)	$91,895
Intangible liability
Power purchase agreement	16	$60,300	$(5,637)	$54,663
The Company presents amortization of the PPA asset and PPA liability as an offset to electricity sales in the consolidated statements of operations, which resulted in net expense of $0.7 million and $1.5 million in electricity sales for the three and six months ended June 30, 2017 and net expense of $0.7 million and $1.5 million for the same periods in 2016. For other intangible assets, the Company includes the amortization in depreciation and accretion in the consolidated statements of operations and recorded amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2017 and amortization expense of $0.1 million and $0.1 million for the same periods in 2016.

The acquisition of the Broadview Project provided for future property tax savings as a result of the issuance of industrial revenue bonds during construction of the Broadview Project. The Company considered the future tax savings an intangible asset and calculated the fair value of the asset at the acquisition date. The tax savings was calculated by forecasting the difference between the property tax payments that the Broadview Projects would be liable for if the industrial revenue bond structure was not in place and the actual payments in lieu of tax. The fair value of the property tax savings was recorded to finite-lived intangible assets, net on the consolidated balance sheets at the acquisition date, and such value will be amortized to depreciation and accretion in the consolidated statements of operations over the 25 year exemption period that remains as of the acquisition date. The Company recorded amortization expense of $0.2 million and $0.2 million for the three and six months ended June 30, 2017, respectively, related to industrial revenue bond tax saving intangible asset.
The following table presents estimated future amortization for the next five years related to the PPA asset and PPA liability and other intangible assets (in thousands):

Year ended December 31,	Power purchase agreements, net	Industrial revenue bond tax savings	Other intangible assets
2017 (remainder)	$1,543	$193	$305
2018	3,031	513	605
2019	3,031	513	605
2020	3,049	513	605
2021	3,031	513	605
Thereafter	16,930	10,379	11,724
6.     Variable Interest Entities
The Company has determined that Logan's Gap, Panhandle 1, Panhandle 2, Post Rock, Amazon Wind Farm Fowler Ridge and Broadview Holdings are variable interest entities (VIEs) in accordance with ASU 2015-02 primarily because the tax equity interests in these operating entities lack substantive kick-out and participating rights. The Company determined that as the managing member it is the primary beneficiary of each VIE by reference to the power and benefits criterion under ASC 810, Consolidation. The Company considered responsibilities within the contractual agreements, which grant it the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Such activities include management of the wind farms' operations and maintenance, budgeting, policies and procedures. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs on the basis of the income allocations and cash distributions.

The following presents the carrying amounts of the consolidated VIEs' assets and liabilities included in the consolidated balance sheets (in thousands). Assets presented below are restricted for settlement of the consolidated VIEs' obligations and all liabilities presented below can only be settled using the VIE resources.

	June 30, 2017	December 31, 2016(1)
Assets
Current assets:
Cash and cash equivalents	$29,062	$12,745
Restricted cash	4,300	4,291
Trade receivables	7,964	6,290
Prepaid expenses	3,684	4,468
Other current assets	4,044	1,456
Total current assets	49,054	29,250

Restricted cash	6,549	3,203
Property, plant and equipment, net	2,040,151	1,538,793
Finite-lived intangible assets, net	12,519	2,070
Other assets	13,550	13,622
Total assets	$2,121,823	$1,586,938

Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$15,024	12,635
Accrued construction costs	3,628	709
Accrued interest	272	77
Other current liabilities	3,022	2,090
Total current liabilities	21,946	15,511

Finite-lived intangible liability, net	52,929	54,663
Other long-term liabilities	36,457	20,081
Total liabilities	$111,332	$90,255

(1)	Does not include Broadview Holdings as it was acquired in April 2017.

7.    Unconsolidated Investments
The Company's unconsolidated investments consist of the following for the periods presented below (in thousands):

			Percentage of Ownership
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
South Kent	$5,487	$1,537	50.0%	50.0%
Grand	4,952	3,459	45.0%	45.0%
K2	100,044	97,051	33.3%	33.3%
Armow	130,078	131,247	50.0%	50.0%
Unconsolidated investments	$240,561	$233,294
Basis Amortization of Unconsolidated Investments
The cost of the Company’s investment in the net assets of unconsolidated investments was higher than the fair value of the Company’s equity interest in the underlying net assets of its unconsolidated investments. The basis differences were attributable to property, plant and equipment and PPAs and are being amortized over the particular assets useful life. For the three and six months ended June 30, 2017, the Company recorded basis difference amortization for its unconsolidated investments of $2.8 million and $5.6 million, respectively, and for the same periods in 2016, the Company recorded basis difference amortization of $1.3 million and $2.5 million, respectively, in earnings in unconsolidated investments, net on the consolidated statements of operations.
Suspension of Equity Method Accounting
As discussed in Note 2, Summary of Significant Accounting Policies in the Company's 2016 Form 10-K, the Company may suspend recognition of equity method earnings when the Company receives distributions in excess of the carrying value of its investment, and the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support. The Company records gains resulting from such excess distributions in the period the distributions occur. Additionally, when the Company's carrying value in an unconsolidated investment is zero and the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support, the Company does not recognize equity in earnings (losses) or equity in other comprehensive income of unconsolidated investments.
As of June 30, 2017, none of the Company's unconsolidated investments were in suspension. As of June 30, 2016, the Company's equity method balances for South Kent and Grand were zero. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company suspended recognition of South Kent's and Grand's equity method earnings or losses until the fourth quarter of 2016 when their cumulative equity method earnings exceeded cumulative distributions received and cumulative equity method losses. As the Company has no explicit or implicit commitment to fund losses at the unconsolidated investments, the Company recorded distributions received in excess of the carrying amount of its unconsolidated investments as gains. Earnings in unconsolidated investments, net as reported on the consolidated statements of operations attributable to South Kent and Grand included $7.5 million and $9.2 million for the three and six months ended June 30, 2016, respectively, in distributions received in excess of the carrying amount of the Company's investment.
During the suspension period, the Company maintains a memo ledger that records the components of the suspended activity. As of June 30, 2016, the memo ledger balance was made up of distributions received in excess of the carrying amount of the Company's investment of $9.2 million, suspended equity losses of $1.9 million and suspended other comprehensive income of $0.1 million.

Aggregate Financial Data for Unconsolidated Investees
The following summarizes the statements of operations, in aggregate, for the unconsolidated investees (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016(1)	2017	2016(1)
Revenue	$82,744	$54,147	$183,103	$126,563
Cost of revenue	28,149	23,618	57,738	46,045
Operating expenses	919	578	1,633	1,022
Other expense	15,135	30,177	37,976	68,267
Net income (loss)	$38,541	$(226)	$85,756	$11,229

(1)	Results for the three and six months ended June 30, 2016 do not include Armow, which was acquired in October 2016.
Significant Equity Method Investees
The following table presents summarized statements of operations information for the three and six months ended June 30, 2017 and 2016 (in thousands) as required for the Company's significant equity method investee, South Kent pursuant to Regulation S-X Rule 10-01(b)(1):
South Kent

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$26,727	$21,376	$58,881	$49,905
Cost of revenue	7,480	8,389	15,931	16,385
Operating expenses	278	239	467	427
Other expense	(170)	13,268	5,973	32,957
Net income (loss)	$19,139	$(520)	$36,510	$136

8.    Debt
The Company’s debt consists of the following for periods presented below (in thousands):

			As of June 30, 2017
	June 30, 2017	December 31, 2016	Contractual Interest Rate		Effective Interest Rate
							Maturity
Corporate-level
Revolving Credit Facility	$60,000	$180,000	varies	(1)	3.46%	(1)	December 2018
2020 Notes	225,000	225,000	4.00%		6.60%		July 2020
2024 Notes	350,000	—	5.88%		5.88%		February 2024
Project-level
Fixed interest rate
El Arrayán EKF term loan	101,984	103,904	5.56%		5.56%		March 2029
Santa Isabel term loan	105,953	107,090	4.57%		4.57%		September 2033
Variable interest rate
Ocotillo commercial term loan (2)	188,906	193,257	2.90%		3.82%	(3)	August 2020
Lost Creek term loan	100,145	103,846	3.07%		6.51%	(3)	September 2027
El Arrayán commercial term loan	92,713	94,458	4.17%		5.70%	(3)	March 2029
Spring Valley term loan	127,445	130,658	3.05%		5.19%	(3)	June 2030
Ocotillo development term loan	101,200	102,300	3.25%		4.42%	(3)	August 2033
St. Joseph term loan (2)	168,016	162,356	2.70%		3.86%	(3)	November 2033
Western Interconnect term loan (2)	54,395	—	3.05%		3.97%	(3)	April 2027
Imputed interest rate
Hatchet Ridge financing lease obligation	196,363	202,593	1.43%		1.43%		December 2032
	1,872,120	1,605,462
Unamortized premium/discount, net (4)	(14,791)	(17,019)
Unamortized financing costs	(30,684)	(24,771)
Total debt, net	$1,826,645	1,563,672

As reflected on the consolidated balance sheets
Revolving credit facility	$60,000	$180,000
Current portion of long-term debt, net of financing costs	54,975	48,716
Long term debt, net of financing costs	1,711,670	1,334,956
Total debt, net	$1,826,645	$1,563,672

(1)	Refer to Revolving Credit Facility for interest rate details.

(2)
The amortization for the Ocotillo commercial term loan, the St. Joseph term loan, and the Western Interconnect term loan are through June 2030, September 2036 and March 2036, respectively, which differs from the stated maturity date of such loans due to prepayment requirements.

(3)	Includes impact of interest rate derivatives. See Note 10, Derivative Instruments, for discussion of interest rate derivatives.

(4)	Premium amount is related to the Lost Creek term loan and discount amount is related to the 2020 Notes.

Interest and commitment fees incurred and interest expense for debt consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Corporate-level interest and commitment fees incurred	$8,497	$4,952	$15,612	$10,005
Project-level interest and commitment fees incurred(1)	13,107	13,356	25,468	26,444
Amortization of debt discount/premium, net	1,125	1,042	2,227	2,074
Amortization of financing costs	1,994	1,752	3,852	3,498
Other interest	116	173	235	315
Interest expense	$24,839	$21,275	$47,394	$42,336

(1)
Includes reclassification of realized gains (losses) on derivative instruments that qualifies as cash flow hedges from accumulated OCI into interest expense and the ineffective portion of the instruments.

Corporate Level Debt
Revolving Credit Facility
As of June 30, 2017, $403.7 million was available for borrowing under the $500.0 million Revolving Credit Facility. The Revolving Credit Facility is secured by pledges of the capital stock and ownership interests in certain of the Company’s holding company subsidiaries. The Revolving Credit Facility contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s holding company subsidiaries' ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business. As of June 30, 2017, the Company's holding company subsidiaries were in compliance with covenants contained in the Revolving Credit Facility.
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
As of June 30, 2017 and December 31, 2016, letters of credit of $36.3 million and $31.7 million were issued under the Revolving Credit Facility.
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
The following table presents a summary of the equity and liability components of the 2020 Notes (in thousands):

	June 30, 2017	December 31, 2016
Principal	$225,000	$225,000
Less:
Unamortized debt discount	(15,874)	(18,196)
Unamortized financing costs	(3,348)	(3,894)
Carrying value of convertible senior notes	$205,778	$202,910
Carrying value of the equity component (1)	$23,743	$23,743

(1)	Included in the consolidated balance sheets as additional paid-in capital, net of $0.7 million in equity issuance costs.
Project level debt
Western Interconnect
In April 2017, in connection with the Broadview Project acquisition, the Company assumed a $51.2 million senior construction loan facility, including accrued interest, which was immediately extinguished and concurrently, the Company entered into a variable rate term loan maturing on April 21, 2027 for $54.4 million. The interest rate on the term loan is LIBOR plus 2.00% (with periodic increases of 0.25% every four years).
Collateral for the term loan includes Western Interconnect's tangible assets and contractual rights and cash on deposit with the depository agent. Such loan agreement contains a broad range of covenants that, subject to certain exceptions, restrict Western Interconnect's ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions, or change its business.
9.    Asset Retirement Obligation
The Company's asset retirement obligations represent the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at the end of its estimated economic useful life.
The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligation (in thousands):

	Six months ended June 30,
	2017	2016
Beginning asset retirement obligations	$44,783	$42,197
Net additions during the period (1)	5,994	—
Foreign currency translation adjustment	91	159
Accretion expense	1,357	1,260
Ending asset retirement obligations	$52,225	$43,616
(1)        Reflects additions due to acquisition of the Broadview Project. See Note 3, Acquisitions, for discussion of the acquisition.

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
As of June 30, 2017, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the normal purchase normal sale scope exception and were therefore exempt from fair value accounting treatment.
The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets (in thousands):

	June 30, 2017
	Derivative Assets		Derivative Liabilities (1)
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$—	$—	$7,540	$20,140

Fair Value of Undesignated Derivatives
Interest rate swaps	$—	$842	$2,519	$3,622
Energy derivative	18,680	15,216	—	—
Foreign currency forward contracts	—	—	1,281	409

Total Fair Value	$18,680	$16,058	$11,340	$24,171

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$—	$40	$8,289	$21,058

Fair Value of Undesignated Derivatives
Interest rate swaps	$—	$1,788	$3,238	$3,463
Energy derivative	16,209	24,707	—	—
Foreign currency forward contracts	1,369	177	391	—

Total Fair Value	$17,578	$26,712	$11,918	$24,521

(1)	Inclusive of Western Interconnect interest rate swaps which are effective as of June 30, 2017.

The following table summarizes the notional amounts of the Company's outstanding derivative instruments (in thousands except for MWh):

	Unit of Measure	June 30,	December 31,
		2017	2016
Designated Derivative Instruments
Interest rate swaps (1)	USD	$433,849	$365,443
Interest rate swaps	CAD	$195,975	$196,425

Undesignated Derivative Instruments
Interest rate swaps	USD	$250,488	$257,389
Energy derivative	MWh	911,048	1,201,691
Foreign currency forward contracts	CAD	$142,750	$95,800

(1)	Inclusive of Western Interconnect interest rate swaps which are effective as of June 30, 2017.
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest swaps that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the period or periods during which a cash settlement occurs. The designated interest rate swaps have remaining maturities ranging from approximately 9.8 years to 19.3 years.
The following table presents the pre-tax effect of the derivative instruments designated as cash flow recognized in accumulated other comprehensive loss, as well as amounts reclassified to earnings for the following periods (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Description	2017	2016	2017	2016
Losses recognized in accumulated OCI	Effective portion of change in fair value	$(3,778)	$(11,343)	$(4,359)	$(34,763)
Losses reclassified from accumulated OCI into:
Interest expense	Derivative settlements	$(2,400)	$(3,002)	$(4,970)	$(6,206)
Interest expense	Ineffective portion	$88	$(423)	$77	$(512)
The Company estimates that $6.4 million in accumulated other comprehensive income (loss) will be reclassified into earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments
The following table presents gains and losses on derivatives not designated as hedges (in thousands):

	Financial Statement Line Item		Three months ended June 30,		Six months ended June 30,
Derivative Type		Description	2017	2016	2017	2016
Interest rate derivatives	Loss on undesignated derivatives, net	Change in fair value, net of settlements	$(1,477)	$(3,937)	$(387)	$(12,818)
Interest rate derivatives	Loss on undesignated derivatives, net	Derivative settlements	$(864)	$(1,280)	$(1,833)	$(2,606)
Energy derivative	Electricity sales	Change in fair value, net of settlements	$(4,663)	$(9,327)	$(7,021)	$(14,152)
Energy derivative	Electricity sales	Derivative settlements	$5,067	$6,752	$11,082	$13,485
Foreign currency forward contracts	Loss on undesignated derivatives, net	Change in fair value, net of settlements	$(1,752)	$(654)	$(2,845)	$(4,615)
Foreign currency forward contracts	Loss on undesignated derivatives, net	Derivative settlements	$(658)	$(8)	$(334)	$529
Interest Rate Swaps
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest rate swaps that are not designated and do not qualify as cash flow hedges, the changes in fair value are recorded in loss on undesignated derivatives, net in the consolidated statements of operations as these hedges are not accounted for under hedge accounting. The undesignated interest rate swaps have remaining maturities ranging from approximately 3.8 years to 13.0 years.
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
As a result of the counterparty's credit rating downgrade, the Company received cash collateral related to the energy derivative agreement. The Company does not have the right to pledge, invest, or use the cash collateral for general corporate purposes. As of June 30, 2017, the Company has recorded a current asset of $34.4 million to funds deposited by counterparty and a current liability of $34.4 million to counterparty deposit liability representing the cash collateral received and corresponding obligation to return the cash collateral, respectively. The cash was deposited into a separate custodial account for which the Company is not entitled to the interest earned on the cash collateral.
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

11.    Accumulated Other Comprehensive Loss
The following tables summarize the changes in the accumulated other comprehensive loss balance, net of tax, by component (in thousands):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2015	$(48,285)	$(13,462)	$(12,131)	$(73,878)
Other comprehensive income (loss) before reclassifications	11,642	(30,661)	(11,008)	(30,027)
Amounts reclassified from accumulated other comprehensive loss	—	5,623	2,557	8,180
Net current period other comprehensive income (loss)	11,642	(25,038)	(8,451)	(21,847)
Balances at June 30, 2016	$(36,643)	$(38,500)	$(20,582)	$(95,725)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, June 30, 2016	—	(1,688)	—	(1,688)
Accumulated other comprehensive loss attributable to Pattern Energy, June 30, 2016	$(36,643)	$(36,812)	$(20,582)	$(94,037)

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2016	$(43,500)	$(12,751)	$(6,498)	$(62,749)
Other comprehensive income (loss) before reclassifications	9,749	(4,418)	790	6,121
Amounts reclassified from accumulated other comprehensive loss	—	4,483	4,608	9,091
Net current period other comprehensive income	9,749	65	5,398	15,212
Balances at June 30, 2017	$(33,751)	$(12,686)	$(1,100)	$(47,537)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, June 30, 2017	—	(489)	—	(489)
Accumulated other comprehensive loss attributable to Pattern Energy, June 30, 2017	$(33,751)	$(12,197)	$(1,100)	$(47,048)
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

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$842	$—	$842
Energy derivative	—	$—	33,895	33,895
	$—	$842	$33,895	$34,737
Liabilities
Interest rate swaps	$—	$33,821	$—	$33,821
Foreign currency forward contracts	—	1,691	—	1,691
Contingent consideration	—	—	21,502	21,502
	$—	$35,512	$21,502	$57,014

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1,828	$—	$1,828
Energy derivative	—	—	40,916	40,916
Foreign currency forward contracts	—	1,546	—	1,546
	$—	$3,374	$40,916	$44,290
Liabilities
Interest rate swaps	$—	$36,048	$—	$36,048
Foreign currency forward contracts	—	391	—	391
	$—	$36,439	$—	$36,439
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

Level 3 Inputs
Energy Hedge
The fair value of the energy derivative instrument is determined based on a third-party valuation model. The methodology and inputs are evaluated by management for consistency and reasonableness by comparing inputs used by the third-party valuation provider to another third-party pricing service for identical or similar instruments and also reconciling inputs used in the third-party valuation model to the derivative contract for accuracy. Any significant changes are further evaluated for reasonableness by obtaining additional documentation from the third-party valuation provider.
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
Contingent Consideration
The Broadview Project acquisition includes contingent consideration, which requires the Company to make an additional payment upon the commercial operation of the Grady Project. The contingent post-closing payment reflects the fair value of the Company's interest in the increase in the projected 25-year transmission wheeling revenue Western Interconnect will receive from the Grady Project, adjusted for the estimated production loss incurred by Broadview due to wake effects and transmission losses induced by the operation of the Grady Project. The fair value of the contingent consideration at the acquisition date was $21.3 million. The estimated fair value of the contingent consideration was calculated by using a discounted cash flow technique which utilized unobservable inputs presented in the table below. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of June 30, 2017, there were no significant changes in the recognized amount for the contingent consideration recognized as a result of the acquisition of the Broadview Project. Significant changes in these unobservable inputs may result in significant changes in fair value.
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows (in thousands, for fair value):

June 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$33,895	Discounted cash flow	Forward electricity prices	$14.52 - $77.10(1)
			Discount rate	1.30% - 1.62%

Contingent consideration	$21,502	Discounted cash flow	Discount rate	4.0% - 8.0%
			Annual energy production loss	1%

December 31, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$40,916	Discounted cash flow	Forward electricity prices	$15.83 - $81.76(1)
			Discount rate	1.00% - 1.52%

(1)	Represents price per MWh.

The following tables present a reconciliation of the energy derivative contract and contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Three months ended June 30,		Six months ended June 30,
Energy Derivative	2017	2016	2017	2016
Balances, beginning of period	$38,559	$58,858	$40,916	$63,683
Total gain (loss) included in electricity sales	403	(2,575)	4,061	(667)
Settlements	(5,067)	(6,752)	(11,082)	(13,485)
Balances, end of period	$33,895	$49,531	$33,895	$49,531
During the three and six months ended June 30, 2017, the Company recognized an unrealized loss on the energy derivative of $4.7 million and $7.0 million, respectively, and $9.3 million and $14.2 million, respectively, for the same periods in the prior year, which were recorded to electricity sales on the consolidated statements of operations.

	Three months ended June 30,		Six months ended June 30,
Contingent Consideration Liability	2017	2016	2017	2016
Balances, beginning of period	$—	N/A	$—	N/A
Purchase	21,284	N/A	21,284	N/A
Total loss included in other income, net	218	N/A	218	N/A
Settlement	—	N/A	—	N/A
Balances, end of period	$21,502	N/A	$21,502	N/A
During the three and six months ended June 30, 2017, the Company recognized an unrealized loss on the contingent consideration liability of $0.2 million, which was recorded to other income, net on the consolidated statements of operations.
Financial Instruments Not Measured at Fair Value
The following table presents the carrying amount and fair value and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets, but for which fair value is disclosed (in thousands):

		Fair Value
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
June 30, 2017
Long-term debt, including current portion	$1,826,645	$—	$1,827,997	$—	$1,827,997
December 31, 2016
Long-term debt, including current portion	$1,383,672	$—	$1,382,038	$—	$1,382,038
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

13.    Stockholders' Equity
Common Stock
On May 9, 2016, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the Agents). Pursuant to the terms of the Equity Distribution Agreement, the Company may offer and sell shares of the Company’s Class A common stock, par value $0.01 per share, from time to time through the Agents, as the Company’s sales agents for the offer and sale of the shares, up to an aggregate sales price of $200.0 million. The Company intends to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the six months ended June 30, 2017, the Company did not sell any shares under the Equity Distribution Agreement. As of June 30, 2017, approximately $170.8 million in aggregate offering price remained available to be sold under the agreement.
Dividends
The following table presents cash dividends declared on Class A common stock for the periods presented:

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2017:
Second Quarter	$0.4180	May 4, 2017	June 30, 2017	July 31, 2017
First Quarter	$0.4138	February 24, 2017	March 31, 2017	April 28, 2017
Noncontrolling Interests
The following table presents the balances for noncontrolling interests by project (in thousands):

	June 30,	December 31,
	2017	2016
El Arrayán	$31,644	$32,237
Logan's Gap	174,553	180,092
Panhandle 1	180,510	190,415
Panhandle 2	160,458	170,139
Post Rock	169,407	178,676
Amazon Wind Farm Fowler Ridge	137,637	139,687
Broadview Project	$321,221	$—
Noncontrolling interest	$1,175,430	$891,246
On June 16, 2017, the Company entered into a Purchase and Sale Agreement (the PH2 PSA) with PSP. Upon the terms and subject to the conditions set forth in the PH2 PSA, at the closing, the Company (or one or more of its affiliates) will sell to the investor 49% of the Class B membership interests in Panhandle 2 holdings (which holds 100% of the membership interests in Panhandle 2) for consideration of $58.8 million (subject to certain adjustments).

The following table presents the components of total noncontrolling interest as reported in stockholders’ equity and the consolidated balance sheets (in thousands):

	Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balances at December 31, 2015	$972,241	$(27,426)	$(553)	$944,262
Distributions to noncontrolling interests	(8,187)	—	—	(8,187)
Other	(469)	—	—	(469)
Net loss	—	(17,801)	—	(17,801)
Other comprehensive income, net of tax	—	—	(1,135)	(1,135)
Balances at June 30, 2016	$963,585	$(45,227)	$(1,688)	$916,670

Balances at December 31, 2016	$954,242	$(62,614)	$(382)	$891,246
Increase in noncontrolling interest from acquisition	325,600	—	—	325,600
Distributions to noncontrolling interests	(9,164)	—	—	(9,164)
Other	(127)	—	—	(127)
Net loss	—	(32,018)	—	(32,018)
Other comprehensive income, net of tax	—	—	(107)	(107)
Balances at June 30, 2017	$1,270,551	$(94,632)	$(489)	$1,175,430

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
Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive were 8,091,295and 8,488,756, respectively, for the three and six months ended June 30, 2017 and 8,006,242 and 8,050,844, respectively, for the three and six months ended June 30, 2016.

The computations for Class A basic and diluted loss per share are as follows (in thousands except share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted loss per share:
Net earnings (loss) attributable to Pattern Energy	$14,220	$(3,223)	$19,873	$(26,893)
Less: earnings allocated to participating securities	(26)	(13)	(48)	(22)
Net earnings (loss) attributable to common stockholders	$14,194	$(3,236)	$19,825	$(26,915)

Denominator for earnings (loss) per share:
Weighted average number of shares:
Class A common stock - basic	87,065,591	74,443,901	87,064,110	74,440,950
Stock options	7,488	—	—	—
Restricted stock awards	144,302	—	185,366	—
Restricted stock units	—	—	7,654	—
Class A common stock - diluted	87,217,381	74,443,901	87,257,130	74,440,950

Earnings (loss) per share:
Class A common stock:
Basic and diluted	$0.16	$(0.04)	$0.23	$(0.36)

Dividends declared per Class A common share	$0.42	$0.39	$0.83	$0.77

15.    Commitments and Contingencies
Commitments
Acquisition commitments
On June 16, 2017, the Company entered into a purchase and sale agreement with Pattern Development 1.0 to purchase a 51.0% limited partner interest in Meikle Wind Energy Limited Partnership (the Meikle Project Company) and 70% of the issued and outstanding shares of Meikle Wind Energy Corp. (Meikle Corp) (which holds a 0.02% general partner interest in the Meikle Project Company) in exchange for aggregate consideration of CAD $85.4 million (subject to certain adjustments). The Meikle Project Company operates the approximately 179 megawatt wind farm located British Columbia, Canada, and achieved commercial operations in the first quarter of 2017.
On June 16, 2017, the Company also entered into a purchase and sale agreement with Pattern Development 1.0 to purchase (i) a 51% limited partner interest in a newly-formed limited partnership (which will hold 100% of the economic interests in Mont Sainte-Marguerite Wind Farm LP (the MSM Project Company), (ii) a 70% interest in Pattern MSM GP Holdings Inc., and (iii) a 70% interest in Pattern Development MSM Management ULC, in exchange for aggregate consideration of CAD $53.0 million (subject to certain adjustments). The MSM Project Company operates the approximately 143 megawatt wind farm located near Québec City, Canada.
Investment commitments
On June 16, 2017, the Company entered into the Second Amended and Restated Agreement of Limited Partnership (A&R PEGH2 LPA) of PEGH 2. In July 2017, PEGH 2 made a capital call of its new limited partners under the A&R PEGH 2 LPA (the Initial PEGH 2 Capital Call). In connection with the Initial PEGH2 Capital Call, the Company made a contribution to PEGH 2 of approximately $60.0 million. As a result of the funding under the Initial PEGH2 Capital Call and the consummation of certain redemptions, the Company holds an approximate 20% ownership interest in PEGH 2. Under the A&R PEGH 2 LPA, the Company has also committed to contribute up to an additional approximately $240.0 million to PEGH 2 in one or more subsequent rounds of financing, which could result in the Company's ownership interest in PEGH 2 increasing to up to approximately 29%. If the

Company elects not to participate in such subsequent rounds of financing, its ownership interest in PEGH 2 may be diluted on a pro rata basis based on fair market value.
Broadview Project Commitments
As part of the Broadview Project acquisition the Company became party to various agreements and future commitments. The following table summarizes estimates of future commitments related to the various agreements entered into as part of the Broadview Project acquisition (in thousands) as of June 30, 2017:

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Transmission service agreements(1)	$13,445	$23,600	$23,600	$23,600	$23,600	$543,246	$651,091
Payments in lieu of taxes	241	481	476	412	406	9,635	11,651
Operating leases	109	1,446	1,897	1,897	1,897	56,372	63,618
Service and maintenance agreements	3,474	6,955	1,741	—	—	—	12,170
Other	264	549	560	341	270	—	1,984
Total commitments	$17,533	$33,031	$28,274	$26,250	$26,173	$609,253	$740,514
(1) Future commitments under the transmission service agreements are based on current rates, which are subject to future changes.
Transmission Service Agreements
In connection with the Broadview Project acquisition, the Company became a party to various long-term transmission service agreements expiring between 25-30 years. The Company recorded transmission service costs related to such agreements of $4.6 million for the three and six months ended June 30, 2017.
Payments in Lieu of Taxes
As discussed earlier in Note 5, Finite-Lived Intangible Assets and Liability, in connection with the Broadview Project acquisition, the Company is required to make payments in lieu of taxes as a result of tax savings realized as part of the issuance of the industrial revenue bonds.
Other Commitments
Operating Leases
The Company has entered into various long-term operating lease agreements related to lands for its wind farms. For the six months ended June 30, 2017 and 2016, the Company recorded rent expenses of $7.2 million and $6.7 million, respectively, in project expense in its consolidated statements of operations.
Service and Maintenance Agreements
In March 2017, the Company entered into revised Long-term Service Agreements (LTSAs) at certain of its projects pursuant to which the turbine manufacturer will continue to provide routine and corrective maintenance service, but the Company has become responsible for a portion of the maintenance and repairs, including on major component parts. As a result of the revised LTSAs, the fixed contract commitments were reduced from that disclosed in the Company's 2016 Form 10-K by $102.2 million over a period of ten years.

Letters of Credit
Power Sale Agreements
The Company owns and operates wind power projects, and has entered into various long-term power sale agreements that terminate from 2019 to 2039. The terms of these agreements generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the agreement. Under the terms of these agreements, as of June 30, 2017, the Company issued irrevocable letters of credits to guarantee its performance for the duration of the agreements totaling$153.1 million.
Project Finance and Lease Agreements
The Company has various project finance and lease agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of June 30, 2017, the Company issued irrevocable letters of credit totaling $117.6 million which includes letters of credit issued under the Revolving Credit Facility to ensure performance under the various project finance and lease agreements.
Contingencies
Turbine Operating Warranties and Service Guarantees
The Company has various turbine availability warranties from its turbine manufacturers and service guarantees from its service and maintenance providers. Pursuant to these guarantees, if a turbine operates at less than minimum availability during the guarantee measurement period, the service provider is obligated to pay, as liquidated damages at the end of the warranty measurement period, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, pursuant to certain of these guarantees, if a turbine operates at more than a specified availability during the guarantee measurement period, the Company has an obligation to pay a bonus to the service provider at the end of the warranty measurement period. As of June 30, 2017, the Company recorded liabilities of $2.4 million associated with bonuses payable to the turbine manufacturers and service providers.
Contingencies in connection of Broadview Project Acquisition
The Company recorded a $7.2 million contingent obligation, payable to a third party who holds a 1% interest in Western Interconnect, at fair value upon the acquisition of the Broadview Project. These contingent payments are subject to certain conditions, including the actual energy production of Broadview in a production year and the continued operation of Broadview. Additionally, the Company recorded a $29.0 million contingent obligation, payable to the same counterparty, at fair value upon the acquisition of the Broadview Project. These contingent payments are subject to certain conditions, including the commercial operation of the Grady Project. The contingent payment is calculated as a percentage of additional transmission revenue earned by Western Interconnect upon the Grady Project's commercial operation.
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
Pursuant to the MSA, certain of the Company’s executive officers, including its Chief Executive Officer (shared PEG executives), also serve as executive officers of the Pattern Development Companies and devote their time to both the Company and the Pattern Development Companies as is prudent in carrying out their executive responsibilities and fiduciary duties. The shared PEG executives have responsibilities for both the Company and the respective Pattern Development Companies and, as a result, these individuals do not devote all of their time to the Company’s business. Under the terms of the MSA, each of the respective Pattern Development Companies is required to reimburse the Company for an allocation of the compensation paid to such shared PEG executives reflecting the percentage of time spent providing services to such Pattern Development Company. The Company reclassified its presentation of related party receivables and payables as disclosed in prior periods to be presented within other current assets and other current liabilities on the consolidated balance sheets, respectively. In addition, the Company reclassified its presentation of reimbursements received by the Pattern Development Companies under the MSA from related party income, as disclosed in prior periods, to a reduction to general and administrative expense on the consolidated statements of operations. The MSA costs incurred by the company are included in related party general and administrative on the consolidated statements of operations. The MSA had been further amended and restated in June 2017.
Related Party Transactions
The table below presents amounts due from and to related parties as included in the consolidated balance sheets for the following periods (in millions):

	June 30, 2017	December 31, 2016
Other current assets:
Amounts due from Pattern Development 1.0	$0.5	$0.4
Amounts due from Pattern Development 2.0	0.6	0.2
Amounts due from unconsolidated investments	0.6	0.5
Total due from related parties	$1.7	$1.1

Other current liabilities:
Amounts due to Pattern Development 1.0	$5.6	$1.3
Total due to related parties	$5.6	$1.3

The table below presents revenue, reimbursement and (expenses) recognized for management fees and the MSA, as included in the statements of operations for the following periods (in thousands):

		Three months ended June 30,		Six months ended June 30,
Related Party Agreement	Financial Statement Line Item	2017	2016	2017	2016
Management fees	Other revenue	$1,780	$1,332	$4,004	$2,547
MSA reimbursement	General and administrative	$2,098	$1,097	$3,889	$2,104
MSA costs	Related party general and administrative expense	$(3,576)	$(1,931)	$(7,002)	$(3,828)
Purchase and Sales Agreements
During the six months ended June 30, 2017, the Company consummated the following acquisition with Pattern Development 1.0 which is further detailed in Note 3, Acquisitions (in millions):

Acquisitions from Pattern Development 1.0	Date of Acquisition	Cash Consideration	Debt Assumed	Contingent Consideration
Broadview Project	April 21, 2017	$214.7	$51.2	$21.3
PSP Joint Venture
We entered into a Joint Venture Agreement with PSP, pursuant to which, PSP will have the right to co-invest up to an aggregate amount of approximately $500 million in projects acquired by the Company under its ROFO with the Pattern Development Companies, including investments in Meikle, MSM and Panhandle 2.

17.    Subsequent Events
On August 3, 2017, the Company declared an increased dividend for the third quarter, payable on October 31, 2017, to holders of record on September 29, 2017, in the amount of $0.420 per Class A share, or $1.68 on an annualized basis. This is a 0.5% increase from the second quarter of 2017. On July 27, 2017, the Company funded an initial $60 million capital call under the Second Amended and Restated Agreement of Limited Partnership of PEGH 2, dated as of June 16, 2017, by and among PEGH 2, the Class A Limited Partners set forth therein and the Class B Limited Partners set forth therein. As a result of such funding, and the related funding by other investors in PEGH 2 and consummation of certain redemptions, the Company holds an approximate 20% ownership interest in PEGH 2 representing the Company's interest in Pattern Development 2.0.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited consolidated financial statements for the three and six months ended June 30, 2017 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern Energy” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries.
Overview
We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. We hold interests in 20 wind power projects, including the Meikle and the Mont Sainte-Marguerite (MSM) wind power projects we have committed to acquire, with a total owned interest of 2,736 MW in the United States, Canada and Chile that use proven and best-in-class technology. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price or variable price power sale agreement (PPA). Ninety-two percent of the electricity to be generated by our projects will be sold under our power sale agreements which have a weighted average remaining contract life of approximately 14.5 years as of June 30, 2017.
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
Our growth strategy is focused on the acquisition of operational and construction-ready power projects from Pattern Development Companies and other third parties that, together with measured investments into the development business, we believe will contribute to the growth of our business and enable us to increase our dividend per Class A share over time. The Pattern Development Companies (Pattern Energy Group LP (Pattern Development 1.0), Pattern Energy Group 2 LP (Pattern Development 2.0) and their respective subsidiaries) are leading developers of renewable energy and transmission projects. Our continuing relationship with the Pattern Development Companies, including a 20% interest in Pattern Development 2.0, provides us with access to a pipeline of acquisition opportunities. Currently, the Pattern Development Companies have a 10 GW pipeline of development projects, all of which are subject to our right of first offer. We target achieving a total owned capacity of 5,000 MW by year end 2020 through a combination of acquisitions from Pattern Development Companies and third parties capitalizing on the large fragmented global renewable energy market. Our business is primarily focused in the U.S., Canada and Chile; however, we expect opportunities in Japan and Mexico will form part of our growth strategy.
The discussion and analysis below has been organized as follows:

•	Recent Developments

•	Key Metrics

•	Results of Operations

•	Liquidity and Capital Resources

◦	Sources of Liquidity

◦	Uses of Liquidity

•	Critical Accounting Policies and Estimates

Recent Developments
On June 16, 2017, we entered into several agreements with the Pattern Development Companies and the Public Sector Pension Investment Board (PSP), which owns a 9.9% interest in us, including the following:

•
We agreed to an initial investment of $60 million in Pattern Development 2.0 for an approximately 20% initial ownership, with a right, but not the obligation, to participate in subsequent capital calls for a total commitment of up to $300 million. If this right is exercised for all future capital calls, this would increase our ownership to approximately 29%. We funded such initial capital call on July 27, 2017.

•
We entered into a Joint Venture Agreement with PSP pursuant to which PSP will have the right to co-invest up to an aggregate amount of approximately $500 million in projects acquired by us under our ROFO with the Pattern Development Companies, including investments in Meikle, MSM and Panhandle 2.

•
We committed to acquire a 51% interest in Meikle, a 179 MW wind power project, for a total investment of approximately $65 million from Pattern Development 1.0. We also committed to acquire from Pattern Development 1.0 a 51% interest in MSM, a 143MW wind power project, for approximately $40 million.

•	We have agreed to sell 49% of the Class B membership interest in the 182 MW Panhandle 2 project to PSP for $59 million.
On April 21, 2017, we acquired an 84% initial distributable cash flow interest in Broadview and 99% ownership interest in Western Interconnect from Pattern Development 1.0. Consideration consisted of $214.7 million of cash, a $2.4 million assumed liability and a post-closing payment of approximately $21.3 million contingent upon the commercial operation of the Grady Project. As part of the acquisition, we also assumed $51.2 million of construction debt and accrued interest outstanding at Western Interconnect which was immediately extinguished, and concurrently, we entered into a variable rate term loan for $54.4 million. The Grady Project is a wind project on the identified ROFO list being separately developed by Pattern Development 2.0 which is expected to begin full construction not earlier than 2018, and which intends to interconnect through Western Interconnect. Following the commencement of commercial operations of the Grady Project, at which time the Grady Project will begin making transmission service payments to Western Interconnect, the Company will make the aforementioned contingent post-closing payment.
In March 2017, we entered into revised Long-term Service Agreements (LTSAs) at certain of our projects pursuant to which the turbine manufacturer will continue to provide routine and corrective maintenance service, but we have become responsible for a portion of the maintenance and repairs, including on major component parts. The revised LTSAs reduce fixed contract commitments by approximately $102.2 million over the next 7 to 10 years.
In January 2017, we issued unsecured senior notes with an aggregate principal amount of $350.0 million (the Unsecured Senior Notes). Net proceeds to us were approximately $345.0 million, after deducting the initial purchasers’ discount, commissions and transaction expenses. We used approximately $215 million of the net proceeds to partially fund our acquisition of the Broadview Project and used $128 million of proceeds to repay borrowings incurred under the Revolving Credit Facility to finance the purchase of the Armow project. The Unsecured Senior Notes bear interest at a rate of 5.875% per year, payable semiannually in arrears on February 1 and August 1, beginning on August 1, 2017 and maturing on February 1, 2024, unless repurchased or redeemed at an earlier date. The Unsecured Senior Notes are guaranteed on a senior unsecured basis by Pattern US Finance Company, one of our subsidiaries.

Below is a summary of our Identified Right of First Offer Projects that we expect to acquire from the Pattern Development Companies in connection with our respective purchase rights.

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development- Owned (4)
Pattern Development 1.0 Projects
Otsuki Wind	Operational	Japan	n/a	2006	PPA	12	12
Kanagi Solar	Operational	Japan	2014	2016	PPA	10	6
Futtsu Solar	Operational	Japan	2014	2016	PPA	31	20
Conejo Solar(5)	Operational	Chile	2015	2016	PPA	104	104
El Cabo	In construction	New Mexico	2016	2017	PPA	298	125
Belle River	In construction	Ontario	2016	2017	PPA	100	43
Ohorayama	In construction	Japan	2016	2018	PPA	33	33
North Kent	In construction	Ontario	2017	2018	PPA	100	35
Henvey Inlet	Late stage development	Ontario	2017	2019	PPA	300	150
Tsugaru	Late stage development	Japan	2017	2020	PPA	122	103
Sumita	Late stage development	Japan	2019	2021	PPA	100	62
Pattern Development 2.0 Projects
Stillwater Big Sky	Late stage development	Montana	2017	2018	PPA	79	67
Crazy Mountain	Late stage development	Montana	2017	2019	PPA	80	68
Grady	Late stage development	New Mexico	2018	2019	PPA	220	188
						1,589	1,016

(1)	Represents year of actual or anticipated commencement of construction.

(2)	Represents year of actual or anticipated commencement of commercial operations.

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
The most directly comparable U.S. GAAP measure to cash available for distribution is net cash provided by operating activities. The following table is a reconciliation of our net cash provided by operating activities to cash available for distribution for the periods presented (unaudited and in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$113,431	$55,255	$157,183	$69,976
Changes in operating assets and liabilities	(61,379)	(13,654)	(47,956)	5,313
Network upgrade reimbursement	8,273		8,590	—
Release of restricted cash to fund project and general and administrative costs	—	—	—	590
Operations and maintenance capital expenditures	(117)	(516)	(263)	(746)
Distributions from unconsolidated investments	4,185	11,960	8,390	31,774
Other	4,808	52	1,376	65
Less:
Distributions to noncontrolling interests	(6,517)	(4,270)	(9,164)	(8,187)
Principal payments paid from operating cash flows	(13,445)	(13,319)	(23,771)	(22,262)
Cash available for distribution	$49,239	$35,508	$94,385	$76,523
Cash available for distribution was $49.2 million for the three months ended June 30, 2017 as compared to $35.5 million for the same period in the prior year. This $13.7 million increase in cash available for distribution was primarily due to a $9.7 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs), an $8.3 million network upgrade reimbursement primarily related to the Broadview Project, and a $7.1 million increase in total distributions from unconsolidated investments. These increases were partially offset by a $4.2 million increase in operating expense, a $4.6 million increase in transmission cost and a $2.2 million increase in distributions to noncontrolling interests.
Cash available for distribution was $94.4 million for the six months ended June 30, 2017 as compared to $76.5 million for the same period in the prior year. This $17.9 million increase in cash available for distribution was primarily due to a $20.4 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs), a $2.8 million decrease in project expense, a $7.9 million increase in total distributions from unconsolidated investment, and an $8.6 million network upgrade reimbursement primarily related to Broadview. These increases were partially offset by an $8.2 million increase in operating expenses, a $4.5 million increase in transmission cost, a $5.1 million increase in interest expense, a $1.0 million increase in distribution to noncontrolling interests, and a $1.5 million increase in principal payments.
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

Adjustments from unconsolidated investments represent distributions received in excess of the carrying amount of our investment and suspended equity earnings, during periods of suspension of recognition of equity method earnings. We may suspend the recognition of equity method earnings when we receive distributions in excess of the carrying value of our investment. As we are not liable for the obligations of the investee nor otherwise committed to provide financial support, we record gains resulting from such excess distributions in the period the distributions occur. Additionally, when our carrying value in an unconsolidated investment is zero and we are not liable for the obligations of the investee nor otherwise committed to provide financial support, we will not recognize equity in earnings (losses) in other comprehensive income of unconsolidated investments.
The most directly comparable U.S. GAAP measure to Adjusted EBITDA is net income (loss). The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (unaudited and in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(14,684)	$(15,646)	$(12,145)	$(44,694)
Plus:
Interest expense, net of interest income	24,238	21,008	46,299	41,323
Tax provision	4,541	1,429	9,316	2,727
Depreciation, amortization and accretion	52,752	45,835	99,979	91,219
EBITDA	66,847	52,626	143,449	90,575
Unrealized loss on energy derivative (1)	4,663	9,327	7,021	14,152
Loss on undesignated derivatives, net	4,751	5,879	5,399	19,510
Net (gain) loss on transactions	807	72	1,119	39
Adjustments from unconsolidated investments (2)	—	(9,422)	—	(11,134)
Plus, proportionate share from unconsolidated investments:
Interest expense, net of interest income	9,498	7,925	18,838	15,144
Depreciation, amortization and accretion	8,575	6,671	17,029	12,964
(Gain) loss on undesignated derivatives, net	(3,272)	5,555	(2,788)	15,471
Adjusted EBITDA	$91,869	$78,633	$190,067	$156,721

(1)	Amount is included in electricity sales on the consolidated statements of operations.

(2)	See Note 7. Unconsolidated Investments in the Notes to Consolidated Financial Statements in this Form 10-Q, for further discussion.
Adjusted EBITDA for the three months ended June 30, 2017 was $91.9 million compared to $78.6 million for the same period in the prior year, an increase of $13.2 million, or approximately 16.8%. The increase in Adjusted EBITDA was primarily due to a $9.7 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs) and an $11.3 million increase in our proportionate share of Adjusted EBITDA from unconsolidated investments. These increases were partially offset by a $4.6 million increase in transmission cost and a $4.2 million increase in operating expenses.
Adjusted EBITDA for the six months ended June 30, 2017 was $190.1 million compared to $156.7 million for the same period in the prior year, an increase of $33.3 million, or approximately 21.3%. The increase in Adjusted EBITDA was primarily due to a $20.4 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs), a $21.0 million increase in our proportionate share of Adjusted EBITDA from unconsolidated investments, and a $2.8 million decrease in project expense. These increases were partially offset by an $8.2 million increase in operating expenses and a $4.5 million increase in transmission cost.
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

The following table presents selected operating performance metrics for the periods presented (unaudited):

	Three months ended June 30,				Six months ended June 30,
MWh sold	2017	2016	Change	% Change	2017	2016	Change	% Change
Consolidated MWh sold	2,074,327	1,746,088	328,239	18.8%	3,988,585	3,529,502	459,083	13.0%
Less: noncontrolling MWh	(281,134)	(226,859)	(54,275)	23.9%	(540,728)	(488,904)	(51,824)	10.6%
Controlling interest in consolidated MWh	1,793,193	1,519,229	273,964	18.0%	3,447,857	3,040,598	407,259	13.4%
Unconsolidated investments proportional MWh	318,434	196,057	122,377	62.4%	687,653	475,273	212,380	44.7%
Proportional MWh sold	2,111,627	1,715,286	396,341	23.1%	4,135,510	3,515,871	619,639	17.6%

Average realized electricity price per MWh
Consolidated average realized electricity price per MWh	$53	$58	$(5)	(8.6)%	$53	$55	$(2)	(3.6)%
Unconsolidated investments proportional average realized electricity price per MWh	$114	$116	$(2)	(1.7)%	$117	$111	$6	5.4%
Proportional average realized electricity price per MWh	$64	$68	$(4)	(5.9)%	$66	$65	$1	1.5%
Our consolidated MWh sold for the three months ended June 30, 2017 was 2,074,327 MWh, as compared to 1,746,088 MWh for the three months ended June 30, 2016, an increase of 328,239 MWh, or 18.8%. Our consolidated MWh sold for the six months ended June 30, 2017 was 3,988,585 MWh, as compared to 3,529,502 MWh for the six months ended June 30, 2016, an increase of 459,083 MWh, or 13.0%. The increase in consolidated MWh sold was primarily due to favorable wind conditions in the current periods compared to the same periods in 2016 and the acquisition of Broadview in the second quarter of 2017.

Our proportional MWh sold for the three months ended June 30, 2017 was 2,111,627 MWh, as compared to 1,715,286 MWh for the three months ended June 30, 2016, an increase of 396,341 MWh, or 23.1%. The increase in consolidated MWh sold was primarily attributable to:

•
a 273,964 MWh increase in controlling interest in consolidated MWh primarily due to favorable wind conditions in the current period compared to the same period in 2016 and the acquisition of Broadview in the second quarter of 2017; and

•
122,377 MWh from unconsolidated investments due primarily to the acquisition of Armow in the fourth quarter of 2016 and favorable wind conditions in the current period compared to the same period in 2016.

Our proportional MWh sold for the six months ended June 30, 2017 was 4,135,510 MWh, as compared to 3,515,871 MWh for the six months ended June 30, 2016, an increase of 619,639 MWh, or 13.4%. The change in proportional MWh sold was primarily attributable to:

•
a 407,259 MWh increase in controlling interest in consolidated MWh primarily due to favorable wind conditions in the current period compared to the same period in 2016 and the acquisition of Broadview in the second quarter of 2017; and

•
212,380 MWh from unconsolidated investments due primarily to the acquisition of Armow in the fourth quarter of 2016 and favorable wind conditions in the current period compared to the same period in 2016.

Our consolidated average realized electricity price was $53 per MWh for the three months ended June 30, 2017, as compared to $58 per MWh for the three months ended June 30, 2016. The decrease of $5 per MWh was primarily due to an increase in volume of lower priced PPAs.
Our consolidated average realized electricity price was $53 per MWh for the six months ended June 30, 2017, as compared to $55 per MWh for the six months ended June 30, 2016. The decrease of $2 per MWh was primarily due to an increase in volume of lower priced PPAs.
Our proportional average realized electricity price was $64 per MWh for the three months ended June 30, 2017, as compared to $68 per MWh for the three months ended June 30, 2016. The $4 per MWh decrease in the proportional average realized electricity price was primarily due to the impact of foreign exchange on revenue denominated in the Canadian dollar at our Canadian projects, and an increase in volume from lower priced PPAs.
Our proportional average realized electricity price was $66 per MWh for the six months ended June 30, 2017, as compared to $65 per MWh for the six months ended June 30, 2016. The $1 per MWh decrease in the proportional average realized electricity price was primarily due to the impact of foreign exchange on revenue denominated in the Canadian dollar at our Canadian projects, and an increase in volume from lower priced PPAs.
Results of Operations
The following table and discussion provide selected financial information for the periods presented and is unaudited (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue	$107,760	$93,438	$14,322	15.3%	$208,593	$181,077	$27,516	15.2%
Total cost of revenue	86,645	77,037	9,608	12.5%	159,555	152,694	6,861	4.5%
Total operating expenses	15,353	11,196	4,157	37.1%	29,903	21,655	8,248	38.1%
Total other expense	15,905	19,422	(3,517)	(18.1)%	21,964	48,695	(26,731)	(54.9)%
Net loss before income tax	(10,143)	(14,217)	4,074	(28.7)%	(2,829)	(41,967)	39,138	(93.3)%
Tax provision	4,541	1,429	3,112	217.8%	9,316	2,727	6,589	241.6%
Net loss	(14,684)	(15,646)	962	(6.1)%	(12,145)	(44,694)	32,549	(72.8)%
Net loss attributable to noncontrolling interest	(28,904)	(12,423)	(16,481)	132.7%	(32,018)	(17,801)	(14,217)	79.9%
Net income (loss) attributable to Pattern Energy	$14,220	$(3,223)	$17,443	(541.2)%	$19,873	$(26,893)	$46,766	(173.9)%

Total revenue
Total revenue for the three months ended June 30, 2017 was $107.8 million compared to $93.4 million for the three months ended June 30, 2016, an increase of $14.3 million, or approximately 15.3%. The increase was primarily attributable to:

•
a $19.3 million increase in electricity sales due primarily to increases in volume due to favorable wind compared to the same period in 2016 and the acquisition of Broadview in the second quarter of 2017; and

•	a $4.7 million decrease in unrealized losses primarily due to a larger decrease in the change in the forward gas price curves when compared to the prior period.
These increases were partially offset by:

•
a $5.7 million decrease in electricity sales driven by lower floating prices to sell and higher floating prices to purchase electricity at delivery points under power sales agreements in our Texas markets; and

•	a $2.7 million decrease in revenue due to availability and curtailment.
Total revenue for the six months ended June 30, 2017 was $208.6 million compared to $181.1 million for the six months ended June 30, 2016, an increase of $27.5 million, or approximately 15.2%. The increase was primarily attributable to:

•
a $34.5 million increase in electricity sales due primarily to an increases in volume due to favorable wind compared to the same period in 2016 and the acquisition of Broadview in the second quarter of 2017; and

•	a $7.1 million decrease in unrealized losses primarily due to a larger decrease in the change in the forward gas price curves when compared to the prior period.
These increases were partially offset by:

•
a $6.7 million decrease in electricity sales driven by lower floating prices to sell and higher floating prices to purchase electricity at delivery points under power sales agreements in our Texas markets; and

•	a $6.0 million decrease in revenue due to availability and curtailment.
Cost of revenue
Cost of revenue for the three months ended June 30, 2017 was $86.6 million compared to $77.0 million for the three months ended June 30, 2016, an increase of $9.6 million, or approximately 12.5%. The addition of the Broadview Project resulted in increases of $2.1 million in project expense, $4.8 million in depreciation and $4.6 million in transmission costs. These increases were partially offset by a decrease in turbine maintenance expense of $1.9 million.
Cost of revenue for the six months ended June 30, 2017 was $159.6 million compared to $152.7 million for the six months ended June 30, 2016, an increase of $6.9 million, or approximately 4.5%. The addition of the Broadview Project resulted in increases of $2.1 million in project expense, $4.8 million in depreciation and $4.6 million in transmission costs. These increases were partially offset by a decrease in turbine maintenance expense of $4.6 million.
Operating expenses
Operating expenses for the three months ended June 30, 2017 were $15.4 million compared to $11.2 million for the three months ended June 30, 2016, an increase of $4.2 million, or approximately 37.1%. The increase in operating expenses was primarily attributable to a $1.6 million increase in consulting, legal and audit fees related to control remediation efforts, a $1.6 million increase in related party expenses and a $1.5 million increase in employee related expenses.
Operating expenses for the six months ended June 30, 2017 were $29.9 million compared to $21.7 million for the six months ended June 30, 2016, an increase of $8.2 million, or approximately 38.1%. The increase in operating expenses was primarily attributable to a $3.7 million increase in consulting, legal and audit fees related to control remediation efforts, a $3.2 million increase in related party expenses and a $2.3 million increase in employee related expenses.

Other expense
Other expense for the three months ended June 30, 2017 was $15.9 million compared to $19.4 million for the three months ended June 30, 2016, a decrease of $3.5 million, or approximately 18.1%. The change was primarily attributable to:

•
a $7.3 million increase in earnings in unconsolidated investments, net due to increased project income primarily due to the acquisition of Armow in the fourth quarter 2016, increased wind production and decreases in unrealized losses in undesignated derivatives; partially offset by

•	a $3.6 million increase in interest expense primarily due to the issuance of the Unsecured Senior Notes in January 2017.
Other expense for the six months ended June 30, 2017 was $22.0 million compared to $48.7 million for the six months ended June 30, 2016, a decrease of $26.7 million, or approximately 54.9%. The change was primarily attributable to:

•
a $20.3 million increase in earnings in unconsolidated investments, net due to increased project income primarily due to the acquisition of Armow in the fourth quarter 2016, increased wind production and decreases in unrealized losses in undesignated derivatives; and

•	a $14.1 million decrease in loss on undesignated derivatives, net primarily due to higher LIBOR curve in the current period; partially offset by

•	a $5.1 million increase in interest expense primarily due to the issuance of the Unsecured Senior Notes in January 2017.
The decrease in other expense was partially offset by an increase in interest expense of $5.1 million, primarily due to the issuance of the Unsecured Senior Notes.
Tax provision
The tax provision was $4.5 million for the three months ended June 30, 2017 compared to $1.4 million for the three months ended June 30, 2016. The tax provision for the three months ended June 30, 2017 was primarily the result of recording a deferred tax liability on the recognized equity income from operations in unconsolidated investments, tax expense in our Canadian and Puerto Rican operations and the foreign withholding taxes on intercompany transactions in certain foreign jurisdictions offset by recognizing a deferred tax asset on the recognized losses in Chile.
The tax provision was $9.3 million for the six months ended June 30, 2017 compared $2.7 million for the six months ended June 30, 2016. The tax provision for the three months ended June 30, 2017 was primarily the result of recording of a deferred tax liability on the recognized equity income from operations in unconsolidated investments, tax expense in our Canadian and Puerto Rican operations and the foreign withholding taxes on intercompany transactions in certain foreign jurisdictions offset by recognizing a deferred tax asset on the recognized losses in Chile.
Net loss
Net loss for the three months ended June 30, 2017 was $14.7 million compared to $15.6 million for the same period in the prior year; a decrease of $1.0 million or 6.1%. The increase in earnings was primarily attributed to:

•	increased revenues of $14.3 million; and

•	a $3.5 million net decrease in other expense primarily related to an increase in earnings in unconsolidated investments, net; partially offset by increased interest expense.
These increases were partially offset by increased cost of revenue of $9.6 million primarily due to Broadview which was acquired during the second quarter 2017 and operating expenses of $4.2 million.
Net loss for the six months ended June 30, 2017, was $12.1 million compared to $44.7 million for the same period in the prior year; a decrease of $32.5 million or 72.8%. The increase in earnings was primarily attributed to:

•	increased revenues of $27.5 million; and

•
a $26.7 million net decrease in other expense primarily related to an increase in earnings in unconsolidated investments and a decrease in loss on undesignated derivatives, net primarily due to higher LIBOR curve in the current period.

These increases were partially offset by increased cost of revenue of $6.9 million and operating expenses of $8.2 million due primarily to Broadview which was acquired during the quarter.
Noncontrolling interest
The net loss attributable to noncontrolling interest was $28.9 million for the three months ended June 30, 2017 compared to $12.4 million for the three months ended June 30, 2016. The increased loss of $16.5 million was attributable to increased allocations of losses to tax equity projects, including allocations as a result of the acquisition of Broadview in the second quarter of 2017.
The net loss attributable to noncontrolling interest was $32.0 million for the six months ended June 30, 2017 compared to $17.8 million for the six months ended June 30, 2016. The increased loss of $14.2 million was attributable to increased allocations of losses to tax equity projects, including allocations as a result of the acquisition of Broadview in the second quarter of 2017.
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
The principal indicators of our liquidity are our unrestricted and restricted cash balances and availability under our Revolving Credit Facility and project level facilities. Our available liquidity is as follows (in millions):

June 30, 2017
Unrestricted cash	$162.6
Restricted cash	30.5
Revolving credit facility availability(1)	403.7
Project facilities:
Post construction use	103.7
Total available liquidity	$700.5

(1)	As of August 4, 2017, the amount available on the Revolving Credit Facility is $333.7 million.
We believe that for the remainder of 2017, we will have sufficient liquid assets, cash flows from operations, and borrowings available under our Revolving Credit Facility to meet our financial commitments, debt service obligations, contingencies and anticipated required capital expenditures for at least the next 24 months, not including capital required for additional project acquisitions or capital call on Pattern Development 2.0. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corresponding adverse effect on our borrowing capacity.
In connection with our future capital expenditures and other investments, including any project acquisitions that we may make, or capital call on Pattern Development 2.0 we elect to participate in, we may, from time to time, issue debt or equity securities. Our ability to access the debt and equity markets is dependent on, among other factors, the overall state of the debt and equity markets and investor appetite for investment in clean energy projects in general and our Class A shares in particular. Volatility in the market price of our Class A shares may prevent or limit our ability to utilize our equity securities as a source of capital to help fund acquisitions. An inability to obtain debt or equity financing on commercially reasonable terms could significantly limit our timing and ability to consummate future acquisitions, and to effectuate our growth strategy.
In June 2017, PSP Investments agreed to cooperate with us on future third-party acquisitions and to support our funding through potential bridge financing for projects under construction.

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
On May 9, 2016, we entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the “Agents”). Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock, par value $0.01 per share, from time to time through the Agents, as our sales agents for the offer and sale of the shares, up to an aggregate sales price of $200 million. We intend to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the six months ended June 30, 2017, the Company did not sell any shares under the Equity Distribution Agreement. As of June 30, 2017, approximately $170.8 million in aggregate offering price remained available to be sold under the agreement.
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
Cash Flows
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities, as well as cash available for distribution discussed earlier, to evaluate our periodic cash flow results. Below is a summary of our cash flows for each period (in millions):

	Six months ended June 30,
	2017	2016
Net cash provided by operating activities	$157.2	$70.0
Net cash provided by (used in) investing activities	(193.2)	5.7
Net cash provided by (used in) financing activities	117.5	(107.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.2	2.0
Net change in cash, cash equivalents and restricted cash	$83.8	$(30.1)
Net cash provided by operating activities
Net cash provided by operating activities was $157.2 million for the six months ended June 30, 2017 as compared to $70.0 million in the prior year, an increase of $87.2 million, or approximately 124.6%. The increase in cash provided by operating activities was primarily due to higher revenues of $20.4 million (excluding unrealized loss on energy derivative and amortization of PPAs), increased distributions from unconsolidated investments of $31.3 million, an increase of $40.6 million in payables and accrued liabilities due primarily to the timing of payments, as well as, an $8.7 million increase in accrued interest associated primarily with the timing of payments on the Unsecured Senior Notes. These increases were partially offset by increases of $8.2 million in operating expenses.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $193.2 million for the six months ended June 30, 2017, which consisted of $170.0 million in cash paid, net of cash and restricted cash acquired, for the acquisition of the Broadview Project during the current quarter in 2017, and $39.1 million for capital expenditures, partially offset by $8.4 million in distributions from unconsolidated investments and $7.0 million in reimbursement of interconnection costs.
Net cash provided by investing activities was $5.7 million for the six months ended June 30, 2016, which consisted primarily of $31.8 million in distributions received from unconsolidated investments, partially offset by $26.0 million for capital expenditures including $18.0 million related to payments for a project that became commercially operable in the fourth quarter of 2015.

Net cash provided by (used in) financing activities
Net cash provided by financing activities for the six months ended June 30, 2017 was $117.5 million. Net cash provided by financing activities consisted primarily of $350.0 million in proceeds from the issuance of the Unsecured Senior Notes as discussed previously and $139.4 million in proceeds from other long-term debt and the Revolving Credit Facility.
Net cash provided by financing activities was partially offset by:

•	$205.0 million in repayments of the Revolving Credit Facility;

•	$71.5 million of dividend payments;

•	$74.8 million in repayment of long-term debt;

•	$7.7 million in payments for deferred financing costs primarily associated with the issuance of the Unsecured Senior Notes; and

•	$9.2 million in distributions to noncontrolling interests.
Net cash used in financing activities for the six months ended June 30, 2016 was $107.7 million. Net cash used in financing activities consisted primarily of the following:

•	$56.1 million of dividend payments;

•	$8.2 million in distributions to noncontrolling interests;

•	$22.3 million in repayments of debt; and

•	$40.0 million in repayment of the Revolving Credit Facility partially offset by $20.0 million in proceeds from the Revolving Credit Facility.
Uses of Liquidity
Cash Dividends to Investors
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A common stock. On August 3, 2017, we increased our dividend to $0.4200 per share, or $1.680 per share on an annualized basis, commencing with respect to dividends to be paid on October 31, 2017 to holders of record on September 29, 2017. The following table sets forth the dividends declared on shares of Class A common stock for the periods indicated.

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2017:
Third Quarter	$0.4200	August 3, 2017	September 29, 2017	October 31, 2017
Second Quarter	$0.4180	May 4, 2017	June 30, 2017	July 31, 2017
First Quarter	$0.41375	February 24, 2017	March 31, 2017	April 28, 2017
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
Capital Expenditures and Investments
We expect to make investments in additional projects. As discussed above, on April 21, 2017, we acquired the Broadview Project from Pattern Development 1.0. The total purchase consideration included $215 million of cash paid at closing. In addition, we funded an initial investment of $60 million in Pattern Development 2.0 for an approximately 20% initial ownership interest on July 27, 2017.
We also evaluate, from time to time, third-party acquisition opportunities. We believe that we will have sufficient cash and Revolving Credit Facility capacity to complete the funding of future construction commitments we may have, but this may be affected by any other acquisitions or investments that we make. To the extent that we make any such investments or acquisitions, we will evaluate capital markets and other corporate financing sources available to us at the time. In addition, we will make investments from time to time at our operating projects. Operational capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Capital expenditures for the projects are generally made at the project level using project cash flows and project reserves, although funding for major capital expenditures may be provided by additional project debt or equity. Therefore, the distributions that we receive from the projects may be made net of certain capital expenditures needed at the projects. For the year ending December 31, 2017, we have budgeted $4.4 million for operational capital expenditures and $5.5 million for expansion capital expenditures. We will also evaluate participation in future potential capital call by Pattern Development 2.0. We will also evaluate participation in future potential capital calls by Pattern Development 2.0.
Contractual Obligations
We have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs. See also Note 8, Debt, and Note 15, Commitments and Contingencies, in the notes to consolidated financial statements for additional discussion of contractual obligations.
As part of the Broadview Project acquisition the Company became party to various agreements and future commitments. The following table summarizes estimates of future commitments related to the various agreements entered into as part of the Broadview Project acquisition (in thousands) as of June 30, 2017:

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Project-level debt principal payments	$—	$6,387	$5,001	$43,008	$54,396
Project-level interest payments on debt instruments	1,192	3,196	2,913	12,070	19,371
Transmission Service Agreements	13,445	47,200	47,200	543,246	651,091
Payments in lieu of taxes	241	957	818	9,635	11,651
Other	264	1,109	611	—	1,984
Operating leases	109	3,343	3,794	56,372	63,618
Service and maintenance agreements	3,474	8,696	—	—	12,170
Asset retirement obligations	—	—	—	6,049	6,049
Total	$18,725	$70,888	$60,337	$670,380	$820,330
Other Commitments
Service and Maintenance Agreements
In March 2017, we entered into revised LTSAs at certain of our projects pursuant to which the turbine manufacturer will continue to provide routine and corrective maintenance service, but we have become responsible for a portion of the maintenance and repairs, including on major component parts. The revised LTSAs reduced fixed contract commitments by approximately $102 million over the next ten years.

Acquisition commitments
On June 16, 2017, we entered into a purchase and sale agreement with Pattern Development 1.0 to purchase a 51% limited partner interest in Meikle Wind Energy Limited Partnership (the Meikle Project Company) and 70% of the issued and outstanding shares of Meikle Wind Energy Corp. (Meikle Corp) (which holds a 0.02% general partner interest in the Meikle Project Company) in exchange for aggregate consideration of CAD $85.4 million (subject to certain adjustments). The Meikle Project Company operates the approximately 179 megawatt wind farm located British Columbia, Canada, and achieved commercial operations in the first quarter of 2017.
On June 16, 2017, we also entered into a purchase and sale agreement with Pattern Development 1.0 to purchase (i) a 51% limited partner interest in a newly-formed limited partnership (which will hold 100% of the economic interests in Mont Sainte-Marguerite Wind Farm LP (the MSM Project Company), (ii) a 70% interest in Pattern MSM GP Holdings Inc., and (iii) a 70% interest in Pattern Development MSM Management ULC, in exchange for aggregate consideration of CAD $53.0 million (subject to certain adjustments). The MSM Project Company operates the approximately 143 megawatt wind farm located near Québec City, Canada.
Investment commitments
On June 16, 2017, we entered into the Second Amended and Restated Agreement of Limited Partnership (A&R PEGH2 LPA) of PEGH 2. In July 2017, PEGH 2 made a capital call of its new limited partners under the A&R PEGH 2 LPA (the Initial PEGH 2 Capital Call). In connection with the Initial PEGH2 Capital Call, we made a contribution to PEGH 2 of approximately $60.0 million. As a result of the funding under the Initial PEGH2 Capital Call and the consummation of certain redemptions, we hold an approximate 20% ownership interest in PEGH 2. Under the A&R PEGH 2 LPA, we have also committed to contribute up to an additional approximately $240.0 million to PEGH 2 in one or more subsequent rounds of financing, which could result in our ownership interest in PEGH 2 increasing to up to approximately 29%. If we elect not to participate in such subsequent rounds of financing, our ownership interest in PEGH 2 may be diluted on a pro rata basis based on fair market value.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Credit Agreements for Unconsolidated Investments
Below is a summary of our proportion of debt in unconsolidated investments, as of June 30, 2017 (in thousands):

	Total Project Debt	Percentage of Ownership	Our Portion of Unconsolidated Project Debt
Armow	$397,720	50.0%	$198,860
South Kent	479,406	50.0%	239,703
Grand	276,153	45.0%	124,269
K2	586,776	33.3%	195,572
Unconsolidated investments - debt	$1,740,055		$758,404

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
Commodity Price Risk
We manage our commodity price risk for electricity sales primarily through the use of fixed price long-term power purchase agreements with creditworthy counterparties. Our financial results reflect approximately 402,610 MWh of electricity sales during the six months ended June 30, 2017 that were subject to spot market pricing. A hypothetical increase or decrease of 10% or $1.29 per MWh in the merchant market prices would have increased or decreased revenue by $0.5 million for the six months ended June 30, 2017.
Interest Rate Risk
As of June 30, 2017, our long-term debt includes both fixed and variable rate debt. As long term debt is not carried at fair value on the consolidated balance sheets, changes in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments prior to their maturity. The fair market value of our outstanding convertible senior notes, or "debentures," is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our Class A common stock increases and decrease as the market price of our Class A common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent that changes in the fair value of the debentures or value of Class A common stock permit the holders of the debentures to convert into shares. As of June 30, 2017, the estimated fair value of our debt was $1.8 billion and the carrying value of our debt was $1.8 billion. The fair value of variable interest rate long-term debt is approximated by its carrying cost. A hypothetical increase or decrease in market interest rates by 1% would have resulted in a $42.5 million decrease or $123.4 million increase in the fair value of our fixed rate debt.
We are exposed to fluctuations in interest rate risk as a result of our variable rate debt and outstanding amounts due under our Revolving Credit Facility. As of June 30, 2017, $60 million was outstanding under the Revolving Credit Facility. A hypothetical increase or decrease in interest rates by 1% would have a $0.6 million impact to Revolving Credit Facility for the six months ended June 30, 2017.
We may use a variety of derivative instruments, with respect to our variable rate debt, to manage our exposure to fluctuations in interest rates, including interest rate swaps. As a result, our interest rate risk is limited to the unhedged portion of the variable rate debt. As of June 30, 2017, the unhedged portion of our variable rate debt was $68.0 million. A hypothetical increase or decrease in interest rates by 1% would have a $0.7 million impact to interest expense for the six months ended June 30, 2017.
Foreign Currency Exchange Rate Risk
Our wind power projects are located in the United States, Canada and Chile. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. When the U.S. dollar strengthens against foreign currencies, the relative value in revenue earned in the respective foreign currency decreases. When the U.S. dollar weakens against foreign currencies, the relative value in revenue earned in the respective foreign currency increases. A majority of our power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. For the six months ended June 30, 2017, our financial results included C$40.7 million, or $30.5 million calculated based on the monthly average exchange rate, in Canadian dollar denominated net income, from our Canadian operations. A hypothetical increase or decrease of 10% in exchange rates between the Canadian and U.S. dollar would have increased or decreased net earnings of our Canadian operations by $3.0 million for the six months ended June 30, 2017.
In January 2015, we established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in our cash flow, which may have an adverse impact to our short-term liquidity or financial condition. For the six months ended June 30, 2017, we recognized an unrealized loss on foreign currency forward contracts of

$2.8 million in loss on undesignated derivatives, net in the consolidated statements of operations. We also recognized a realized gain of $0.3 million in loss on undesignated derivatives, net in the consolidated statements of operations related to foreign currency forward contracts that matured during the six months ended June 30, 2017.
As of June 30, 2017, a 10% devaluation in the Canadian dollar to the United States dollar would result in our consolidated balance sheets being negatively impacted by a $24.3 million cumulative translation adjustment in accumulated other comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on this evaluation, our Chief Executive Officer, and Chief Financial Officer concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses previously disclosed under Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016. During the year ended December 31, 2016, our internal control over financial reporting was not effective due to the aggregation of internal control deficiencies related to the implementation, design, maintenance and operating effectiveness of various transaction, process level, and monitoring controls. These deficiencies largely have arisen during fiscal 2016 because of growth of the Company, increases in employee headcount to support growth, and frequent changes in organizational structure that were not adequately supported by elements of our internal control over financial reporting. The deficiencies can be grouped generally as ineffective training programs, accounting policies and procedures, monitoring and management review controls, contract review, and procure-to-pay procedures.
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
Remediation Plan and Efforts with Respect to Material Weaknesses
Our management has developed a plan to remediate the material weaknesses in our internal control over financial reporting including the following:

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
Through June 30, 2017, substantial progress has been made and efforts continue to track with management’s overall remediation plan.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject, from time to time, to routine legal proceedings and claims arising out of the normal course of business. There has been no material change in the nature of our legal proceedings from the description provided in our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by the description provided in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors as described in such document except for the following:
Our projects rely on a limited number of key power purchasers.
There are a limited number of possible power purchasers for electricity and RECs produced in a given geographic location. Because our projects depend on sales of electricity and RECs to certain key power purchasers, our projects are highly dependent upon these power purchasers fulfilling their contractual obligations under their respective PPAs. Our projects’ power purchasers may not comply with their contractual payment obligations or may become subject to insolvency or liquidation proceedings during the term of the relevant contracts and, in such event, we may not be able to find another purchaser on similar or favorable terms or at all. In addition, we are exposed to the creditworthiness of our power purchasers and there is no guarantee that any power purchaser will maintain its credit rating, if any. To the extent that any of our projects’ power purchasers are, or are controlled by, governmental entities, our projects may also be subject to legislative or other political action that impairs their contractual performance. In addition to the failure by any key power purchasers to meet their contractual commitments or the insolvency or liquidation of one or more of our power purchasers, we note that our key power purchasers may seek to renegotiate or terminate PPAs that were contracted for at a time when the prices for power were higher than they may currently be in the relevant markets by asserting that we have not performed our obligations under our contractual commitments under a PPA. Each such situation could have a material adverse effect on our business prospects, financial condition and results of operations.
For example, our 101 MW Santa Isabel project located on the south coast of Puerto Rico sells 100% of its electricity generation including environmental attributes to PREPA under a 20-year PPA. On July 2, 2017, the Financial Oversight and Management Board (or Oversight Board) established pursuant to the Puerto Rico Oversight, Management, and Economic Stability Act (or PROMESA) with oversight authority over the Commonwealth of Puerto Rico and its agencies, including the Puerto Rico Electric Power Authority (or PREPA), filed a voluntary petition for relief for PREPA in the U.S. District Court for the District of Puerto Rico. The petition was filed pursuant to PROMESA thereby commencing a case under Title III thereof which is a specific statutory vehicle that allows the Commonwealth of Puerto Rico and its instrumentalities, such as PREPA, to adjust their debt (similar to a bankruptcy proceeding). We plan to file a notice of appearance in the proceeding as a creditor of PREPA affected by the Title III filing. As of the date of this Quarterly Report on Form 10-Q, PREPA is current with respect to payments due under the PPA; however, no assurances can be given that PREPA will continue to pay our receivables incurred prior to the Title III petition in which event such receivables will become an unsecured claim in the Title III proceeding. Furthermore, under the Title III proceeding, PREPA and the Oversight Board will eventually need to determine whether to assume the PPA or reject the PPA, subject to court approval. A rejection of the PPA and our inability to find satisfactory alternatives for the offtaker of energy produced by the Santa Isabel facility would likely have a material adverse effect on our business prospects, financial condition and results of operations.
The fact of PREPA’s insolvency and its filing under Title III each constitute an event of default under the project’s financing agreement. However, after discussions with the lender regarding the status of PREPA’s action, the lender under the Santa Isabel financing agreement has agreed to waive such defaults. Despite such agreement, no assurances can be given that PREPA will determine to assume the PPA, will not take actions that separately constitute an event of default under our financing agreement, or that Santa Isabel will be able to remain current with respect to its payments under the financing agreement. In any such event, another event of default under the financing agreement would occur and no assurances can be given that the lender would agree to a further waiver or other standstill of any such other event of default, or the lender would not otherwise decide in such circumstance to accelerate and declare the entire amount of debt under the financing agreement immediately due and payable. Even though the Santa Isabel financing agreement is non-recourse to us, it is secured by the Santa Isabel project and any an exercise of remedies by the lender could have a material adverse effect on our business prospects, financial condition and results of operations.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A dated September 20, 2013 (Registration No. 333-190538)).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

4.1	Form of Class A Stock Certificate (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

4.2
Indenture, dated July 28, 2015, among the Company, as issuer, Pattern US Finance Company LLC, as subsidiary guarantor, and Deutsche Bank Trust Company Americas, as trustee, related to 4.00% Convertible Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 28, 2015).

4.3
Indenture, dated as of January 25, 2017, among the Company, Pattern US Finance Company LLC, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, related to 5.875% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 20, 2017).

10.1
Amended and Restated Purchase Rights Agreement by and among Pattern Development 1.0, the Company, Pattern Energy Group Holdings LP (solely with respect to Article IV therein) and Pattern Energy GP LLC, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.2
Amended and Restated Purchase Rights Agreement by and among Pattern Development 2.0, the Company, Pattern Energy Group Holdings 2 LP (solely with respect to Article III therein) and Pattern Energy Group Holdings 2 GP LLC, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.3
Second Amended and Restated Non-Competition Agreement by and among Pattern Development 1.0, the Company and Pattern Development 2.0, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.4
Amended and Restated Multilateral Management Services Agreement by and among the Company, Pattern Development 1.0 and Pattern Development 2.0, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.5
Second Amended and Restated Limited Partnership Agreement of Pattern Energy Group Holdings 2 LP, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.6	Joint Venture Agreement between PSP Investments and the Company, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.7
Sponsor Services Agreement between the Company and PSP Investments, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.8
Purchase and Sale Agreement by and among the Company, Vertuous Energy Canada Inc. and Pattern Development 1.0, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.9
Purchase and Sale Agreement by and among the Company, Vertuous Energy Canada Inc. and Pattern Development 1.0, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.10
Purchase and Sale Agreement by and among Vertuous Energy LLC and the Company, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed June 19, 2017).

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

Pattern Energy Group Inc.

Dated:	August 9, 2017	By:	/s/ Michael J. Lyon
Michael J. Lyon
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)