Form 10-Q
period 2017-09-30
Pattern Energy Group Inc.
filed 2017-11-09
CIK 1561660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 6, 2017 there were 97,906,077 shares of Class A common stock outstanding with par value of $0.01 per share.

PATTERN ENERGY GROUP INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pattern Energy Group Inc. Consolidated Balance Sheets (In thousands of U.S. Dollars, except share data) (Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents (Note 6)	$91,057	$83,932
Restricted cash (Note 6)	7,150	11,793
Funds deposited by counterparty	33,530	43,635
Trade receivables (Note 6)	48,960	37,510
Derivative assets, current	18,824	17,578
Prepaid expenses (Note 6)	18,405	13,803
Deferred financing costs, current, net of accumulated amortization of $11,360 and $9,350 as of September 30, 2017 and December 31, 2016, respectively	2,514	2,456
Other current assets (Note 6)	19,058	7,350
Total current assets	239,498	218,057
Restricted cash (Note 6)	19,866	13,646
Property, plant and equipment, net (Note 6)	4,023,355	3,135,162
Unconsolidated investments	303,833	233,294
Derivative assets	14,865	26,712
Deferred financing costs	4,339	4,052
Net deferred tax assets	6,107	5,559
Finite-lived intangible assets, net (Note 6)	138,516	91,895
Other assets (Note 6)	22,649	24,390
Total assets	$4,773,028	$3,752,767
Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities (Note 6)	$53,200	$31,305
Accrued construction costs (Note 6)	2,765	1,098
Counterparty deposit liability	33,530	43,635
Accrued interest (Note 6)	7,043	9,545
Dividends payable	37,645	35,960
Derivative liabilities, current	12,095	11,918
Revolving credit facility	253,000	180,000
Current portion of long-term debt, net	58,213	48,716
Other current liabilities (Note 6)	13,133	4,698
Total current liabilities	470,624	366,875
Long-term debt, net	1,871,607	1,334,956
Derivative liabilities	21,979	24,521
Net deferred tax liabilities	50,573	31,759
Finite-lived intangible liability, net	52,062	54,663
Contingent liabilities	58,820	576
Other long-term liabilities (Note 6)	98,519	60,673
Total liabilities	2,624,184	1,874,023
Commitments and contingencies (Note 15)
Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 88,569,377 and 87,410,687 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	886	875
Additional paid-in capital	1,062,252	1,145,760
Accumulated loss	(104,225)	(94,270)
Accumulated other comprehensive loss	(24,821)	(62,367)
Treasury stock, at cost; 115,146 and 110,964 shares of Class A common stock as of September 30, 2017 and December 31, 2016, respectively	(2,597)	(2,500)
Total equity before noncontrolling interest	931,495	987,498
Noncontrolling interest	1,217,349	891,246
Total equity	2,148,844	1,878,744
Total liabilities and equity	$4,773,028	$3,752,767
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Operations (In thousands of U.S. Dollars, except share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Electricity sales	$89,807	$89,919	$293,977	$266,952
Other revenue	2,223	1,995	6,646	6,039
Total revenue	92,030	91,914	300,623	272,991
Cost of revenue:
Project expense	33,932	31,271	96,437	96,711
Transmission costs	7,421	113	12,213	278
Depreciation and accretion	52,379	43,693	144,637	130,782
Total cost of revenue	93,732	75,077	253,287	227,771
Gross profit (loss)	(1,702)	16,837	47,336	45,220
Operating expenses:
General and administrative (Note 16)	9,068	9,598	31,969	27,425
Related party general and administrative	3,587	3,553	10,589	7,381
Total operating expenses	12,655	13,151	42,558	34,806
Operating income (loss)	(14,357)	3,686	4,778	10,414
Other income (expense):
Interest expense	(27,147)	(19,798)	(74,541)	(62,134)
Gain (loss) on undesignated derivatives, net	(4,081)	1,825	(9,480)	(17,685)
Realized loss on designated derivatives	(2,207)	—	(2,207)	—
Earnings (loss) in unconsolidated investments, net	(3,964)	4,685	27,431	15,755
Net loss on transactions	(466)	(314)	(1,585)	(353)
Other income, net	7	177	560	2,297
Total other expense	(37,858)	(13,425)	(59,822)	(62,120)
Net loss before income tax	(52,215)	(9,739)	(55,044)	(51,706)
Tax (benefit) provision	(3,839)	1,311	5,477	4,038
Net loss	(48,376)	(11,050)	(60,521)	(55,744)
Net loss attributable to noncontrolling interest	(18,548)	(7,037)	(50,566)	(24,838)
Net loss attributable to Pattern Energy	$(29,828)	$(4,013)	$(9,955)	$(30,906)

Weighted-average number of common shares outstanding
Basic and diluted	87,370,979	81,531,775	87,146,465	76,821,811
Loss per share attributable to Pattern Energy
Basic and diluted	$(0.34)	$(0.05)	$(0.12)	$(0.40)
Dividends declared per Class A common share	$0.42	$0.40	$1.25	$1.17

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Comprehensive Income (Loss) (In thousands of U.S. Dollars) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(48,376)	$(11,050)	$(60,521)	$(55,744)
Other comprehensive loss:
Foreign currency translation, net of tax provision of $3,656, zero, $3,656 and zero, respectively	8,230	(1,768)	17,979	9,874
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax (provision) benefit of ($1,285), $198, ($1,344) and $4,300, respectively	1,920	(329)	(2,498)	(30,990)
Reclassifications to net loss due to termination of interest rate swaps, net of zero tax impact	2,207	—	2,207	—
Other reclassifications to net loss, net of tax impact of $351, $284, $838 and $867, respectively	2,540	2,736	7,023	8,359
Total change in effective portion of change in fair market value of derivatives	6,667	2,407	6,732	(22,631)
Proportionate share of equity investee’s derivative activity:
Effective portion of change in fair market value of derivatives, net of tax (provision) benefit of ($2,075), $244, ($2,360) and $4,213, respectively	5,756	(676)	6,546	(11,684)
Reclassifications to net loss, net of tax impact of $672, $70, $2,333 and $992, respectively	1,863	195	6,471	2,752
Total change in effective portion of change in fair market value of derivatives	7,619	(481)	13,017	(8,932)
Total other comprehensive income (loss), net of tax	22,516	158	37,728	(21,689)
Comprehensive loss	(25,860)	(10,892)	(22,793)	(77,433)
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(18,548)	(7,037)	(50,566)	(24,838)
Foreign currency translation, net of zero tax impact	(718)	—	(718)	—
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax (provision) benefit of ($267), ($35), ($166) and $472, respectively	763	164	489	(1,206)
Reclassifications to net loss, net of tax impact of $86, $39, $148 and $126, respectively	244	106	411	341
Total change in effective portion of change in fair market value of derivatives	1,007	270	900	(865)
Comprehensive loss attributable to noncontrolling interest	(18,259)	(6,767)	(50,384)	(25,703)
Comprehensive (loss) income attributable to Pattern Energy	$(7,601)	$(4,125)	$27,591	$(51,730)
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Stockholders’ Equity (In thousands of U.S. Dollars, except share data) (Unaudited)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest		Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2015	74,709,442	$747	(65,301)	$(1,577)	$982,814	$(77,159)	$(73,325)	$831,500	$944,262		$1,775,762
Issuance of Class A common stock, net of issuance costs	12,540,504	125	—	—	286,115	—	—	286,240	—		286,240
Issuance of Class A common stock under equity incentive award plan	287,904	3	—	—	(3)	—	—	—	—		—
Repurchase of shares for employee tax withholding	—	—	(3,043)	(64)	—	—	—	(64)	—		(64)
Stock-based compensation	—	—	—	—	4,362	—	—	4,362	—		4,362
Dividends declared	—	—	—	—	(92,818)	—	—	(92,818)	—		(92,818)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,771)		(11,771)
Other	—	—	—	—	42	—	—	42	(103)		(61)
Net loss	—	—	—	—	—	(30,906)	—	(30,906)	(24,838)		(55,744)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(20,824)	(20,824)	(865)		(21,689)
Balances at September 30, 2016	87,537,850	$875	(68,344)	$(1,641)	$1,180,512	$(108,065)	$(94,149)	$977,532	$906,685		$1,884,217

Balances at December 31, 2016	87,521,651	$875	(110,964)	$(2,500)	$1,145,760	$(94,270)	$(62,367)	$987,498	$891,246		$1,878,744
Issuance of Class A common stock, net of issuance costs	931,561	9	—	—	22,500	—	—	22,509	—		22,509
Issuance of Class A common stock under equity incentive award plan	231,311	2	—	—	(2)	—	—	—	—		—
Repurchase of shares for employee tax withholding	—	—	(4,182)	(97)	—	—	—	(97)	—		(97)
Stock-based compensation	—	—	—	—	4,085	—	—	4,085	—		4,085
Dividends declared	—	—	—	—	(110,168)	—	—	(110,168)	—		(110,168)
Acquisition of Broadview Project and Meikle	—	—	—	—	—	—	—	—	390,389	—	390,389
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(13,701)		(13,701)
Other	—	—	—	—	77	—	—	77	(201)		(124)
Net loss	—	—	—	—	—	(9,955)	—	(9,955)	(50,566)		(60,521)
Other comprehensive income, net of tax	—	—	—	—	—	—	37,546	37,546	182		37,728
Balances at September 30, 2017	88,684,523	$886	(115,146)	$(2,597)	$1,062,252	$(104,225)	$(24,821)	$931,495	$1,217,349		$2,148,844

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities
Net loss	$(60,521)	$(55,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	144,637	130,782
Amortization of financing costs	5,879	5,242
Amortization of debt discount/premium, net	3,379	3,147
Amortization of power purchase agreements, net	2,435	2,278
Loss on derivatives, net	15,662	29,757
Realized loss on derivatives, net	2,207	—
Stock-based compensation	4,085	4,362
Deferred taxes	9,133	3,681
Intraperiod tax allocation	(3,656)	—
Earnings in unconsolidated investments, net	(27,431)	(15,755)
Distributions from unconsolidated investments	43,093	377
Other reconciling items	(2,047)	44
Changes in operating assets and liabilities:
Funds deposited by counterparty	10,105	(46,643)
Trade receivables	(2,861)	6,078
Prepaid expenses	(3,187)	(1,005)
Other current assets	(9,790)	(3,709)
Other assets (non-current)	2,457	865
Accounts payable and other accrued liabilities	16,389	(2,658)
Counterparty deposit liability	(10,105)	46,643
Accrued interest	(3,884)	(6,017)
Other current liabilities	8,040	811
Long-term liabilities	14,569	4,952
Contingent liabilities	742	(117)
Net cash provided by operating activities	159,330	107,371
Investing activities
Cash paid for acquisitions, net of cash and restricted cash acquired	(289,329)	(4,024)
Capital expenditures	(44,295)	(31,554)
Distributions from unconsolidated investments	11,211	40,066
Other assets	7,607	1,619
Other investing activities	—	(136)
Net cash provided by (used in) investing activities	(314,806)	5,971

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Nine months ended September 30,
	2017	2016
Financing activities
Proceeds from public offering, net of issuance costs	$22,431	$286,583
Dividends paid	(107,943)	(85,159)
Capital distributions - noncontrolling interest	(13,701)	(11,771)
Payment for deferred financing costs	(7,763)	(134)
Proceeds from revolving credit facility	323,000	20,000
Repayment of revolving credit facility	(250,000)	(340,000)
Proceeds from debt	404,395	—
Repayment of debt	(192,109)	(39,322)
Payment for interest rate swaps	(14,372)	—
Other financing activities	(3,712)	(634)
Net cash provided by (used in) financing activities	160,226	(170,437)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,952	1,750
Net change in cash, cash equivalents and restricted cash	8,702	(55,345)
Cash, cash equivalents and restricted cash at beginning of period	109,371	146,292
Cash, cash equivalents and restricted cash at end of period	$118,073	$90,947
Supplemental disclosures
Cash payments for income taxes	$335	$233
Cash payments for interest expense	$70,100	$59,172
Schedule of non-cash activities
Change in property, plant and equipment	$619	$6,132

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

•
Pattern Canada Operations Holdings ULC (which consists primarily of 100% ownership of St. Joseph Windfarm Inc. (St. Joseph), a consolidated controlling interest in Meikle Wind Energy Limited Partnership (Meikle) and noncontrolling interests in South Kent Wind LP (South Kent), Grand Renewable Wind LP (Grand), K2 Wind Ontario Limited Partnership (K2), and SP Armow Wind Ontario LP (Armow) which are accounted for as unconsolidated investments); and

•
Pattern Chile Holdings LLC (which includes a controlling interest in Parque Eólico El Arrayán SpA (El Arrayán) and a controlling interest in Don Goyo Transmisión S.A. (Don Goyo), a transmission asset of El Arrayán).

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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position at September 30, 2017, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, respectively, and the cash flows for the nine months ended September 30, 2017 and 2016, respectively. The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
The Company adopted the provisions of Accounting Standards Update (ASU) 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash as of December 31, 2016 and has revised its consolidated statements of cash flows for the nine months ended September 30, 2016 to reflect amounts described as restricted cash and restricted cash equivalents included with cash and cash equivalents in the reconciliation of beginning of period and end of period total amounts shown on the consolidated statements of cash flows.
Reconciliation of Cash and Cash Equivalents and Restricted Cash as Presented on the Statements of Cash Flows
Restricted cash consists of cash balances which are restricted as to withdrawal or usage and includes cash to collateralize bank letters of credit related primarily to interconnection rights, power sale agreements (PSA) and for certain reserves required under the Company's loan agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
Cash and cash equivalents	$91,057	$83,932	$65,733	$94,808
Restricted cash - current	7,150	11,793	11,562	14,609
Restricted cash	19,866	13,646	13,652	36,875
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$118,073	$109,371	$90,947	$146,292
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
In September 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (ASU 2017-13), which amends the early adoption date option for certain companies related to the adoption of ASU 2014-09 and ASU 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting Topic 606 and Topic 842 using the adoption dates available for non-public entities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements and related disclosures; however, certain of the Company's unconsolidated investments, for which the Company may be required to include in its Form 10-K, may elect to utilize the adoption date available for non-public entities.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early application is permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early application permitted. The Company adopted ASU 2017-01 on July 1, 2017. The adoption of ASU 2017-01 resulted in the acquisition of Meikle being accounted for as an asset acquisition.
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
The Company has reached preliminary conclusions on key accounting assessments related to the standard. Based on the Company’s assessment and review of the revenue transactions with its customers, the Company does not expect the adoption to have a material impact on its consolidated financial statements. The Company expects that the revenue recognition related to sales of electricity and renewable energy credits to remain substantially unchanged. The Company will continue to monitor and assess the impact of any changes to the standard and interpretations as they become available.
3.    Acquisitions
Business Combination
Broadview Project Acquisition
On April 21, 2017, pursuant to a Purchase and Sale Agreement with Pattern Development 1.0, the Company acquired a 100% ownership interest in Broadview Project which indirectly owns both 100% of the Class B membership interest in Broadview Energy Holdings LLC (Broadview Holdings) and a 99% ownership interest in Western Interconnect, a 35-mile 345 kV transmission line. Broadview Holdings owns 100% ownership interests that comprise the 324 MW Broadview wind power projects, which achieved commercial operations in the first quarter of 2017. The acquisition is in alignment with the Company's growth strategy to expand its portfolio of generating projects. The Company's indirect Class B membership interest in Broadview Holdings represents an 84% interest in initial distributable cash flow from Broadview. Consideration consisted of $214.7 million of cash, a $2.4 million assumed liability and a post-closing payment of approximately $21.3 million contingent upon the commercial operation of the Grady Project (as defined below). As part of the acquisition, the Company also assumed $51.2 million of construction debt and related accrued interest outstanding at Western Interconnect which was immediately extinguished, and concurrently the Company entered into a variable rate term loan for $54.4 million. The Grady Wind Energy Center, LLC (the Grady Project) is a wind power project on the identified ROFO list being developed by Pattern Development 2.0 separately from Broadview, which is expected to begin full construction not earlier than 2018, and which will be interconnected through Western Interconnect. Following the commencement of commercial operations of the Grady Project, at which time the Grady Project will begin making transmission service payments to Western Interconnect, the Company will make the aforementioned contingent post-closing payment.
The identifiable assets, operating contracts and liabilities assumed for Broadview and Western Interconnect were recorded at their fair values, which corresponded to the sum of the cash purchase price, contingent consideration payment, and the fair value of the other investors' noncontrolling interests.

The fair values are as follows (in thousands):

April 21, 2017
Cash and cash equivalents	$3,022
Trade receivables	3,259
Prepaid expenses	187
Other current assets	9,830
Restricted cash	44,383
Deferred financing costs, net	1,890
Property, plant and equipment	627,648
Intangible assets	22,346
Accounts payable and other accrued liabilities	(2,956)
Accrued interest	(108)
Long-term debt, current portion	(51,053)
Accrued construction costs	(38,960)
Related party payable	(674)
Contingent liability	(36,205)
Asset retirement obligation	(6,296)
Other long-term liabilities	(12,350)
Total consideration before non-controlling interest	563,963
Less: noncontrolling interests	(325,600)
Total consideration	$238,363
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
The Company incurred transaction-related expense of $0.4 million which were recorded in net loss on transactions in the consolidated statements of operations for the three and nine months ended September 30, 2017.

The accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations and valuations, and the estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date). During the three months ended September 30, 2017, the Company adjusted the initial valuation and decreased property, plant and equipment by $0.9 million, decreased accrued construction costs by $1.2 million and increased asset retirement obligations by $0.3 million. These changes are as a result of the updated inputs, assumptions and methodologies used in determining the fair value of these assets and liabilities.
The Company has determined that the operating partnership agreement does not allocate economic benefits pro rata to its two classes of investors for Broadview and will use the hypothetical liquidation at book value (HLBV) method to calculate the noncontrolling interest balance that reflects the substantive profit sharing arrangement.
Asset Acquisition
Meikle
On August 10, 2017, pursuant to a Purchase and Sale Agreement by and among the Company, Pattern Development 1.0, and Public Sector Pension Investment Board (PSP), the Company acquired 50.99% of the limited partner interests in Meikle and 70% of the issued and outstanding shares of Meikle Wind Energy Corp. (Meikle Corp) for a purchase price of $67.4 million, paid at closing, in addition to $1.1 million of capitalized transaction-related expenses. PSP acquired 48.99% of the limited partner interest in Meikle and 30% of the issued and outstanding shares of Meikle Corp for a purchase price of $64.8 million. Meikle operates the approximately 179 MW wind farm located in the Peace River Regional District of British Columbia, Canada, which achieved commercial operations in the first quarter of 2017.
The fair value of the purchase consideration, including transaction-related expenses of the asset acquisition, and fair value of the noncontrolling interest is allocated to the relative fair value of the individual assets, operating contracts and liabilities assumed. The noncontrolling interest was recorded at fair value estimated using the purchase price paid by PSP pursuant to the Purchase and Sale Agreement. The preliminary fair value of the assets acquired and liabilities assumed in connection with the Meikle acquisition are as follows (in thousands):

August 10, 2017
Cash and cash equivalents	$3,865
Trade receivables	5,432
Prepaid expenses	1,194
Deferred financing costs, current	36
Other current assets	432
Restricted cash	6,808
Deferred financing costs	726
Property, plant and equipment	375,717
Finite lived intangible asset	29,287
Other assets	80
Accounts payable and other accrued liabilities	(4,676)
Accrued construction costs	(1,762)
Related party payable	(96)
Accrued interest	(1,180)
Derivative liabilities, current	(1,980)
Current portion of long-term debt	(7,291)
Long-term debt, net	(258,303)
Derivative liabilities, noncurrent	(13,198)
Other long-term liabilities	(1,816)
Total consideration before non-controlling interest	133,275
Less: noncontrolling interests	(64,789)
Total consideration	$68,486

The accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations and valuations, and the estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date).
Supplemental Pro Forma Data (unaudited)
Broadview reached commercial operations in March 2017 and until approximately three weeks before acquisition, Broadview was still under construction. Therefore, pro forma data for Broadview has not been provided as there is no material difference between pro forma data that give effects to the Broadview Project acquisition as if it had occurred on January 1, 2016 and actual data reported for the three and nine months ended September 30, 2017 and 2016.
Meikle was under construction throughout 2016 and did not reach commercial operations until February 1, 2017. Meikle's statements of operations and balance sheets for the year ended December 31, 2016 reflect development and construction activity, whose costs were primarily being capitalized to construction in progress, and include no revenue or operating expenses. Therefore, the Company has determined there is no material difference between pro forma data that give effects to the Meikle acquisition as if it had occurred on January 1, 2016 and the commercial operations date. The unaudited pro forma data is presented for illustrative purposes only and is not intended to be indicative of actual results that would have been achieved had the acquisition been consummated as of February 1, 2017 when Meikle reached commercial operations. The unaudited pro forma data should not be considered representative of the Company’s future financial condition or results of operations.

Unaudited pro forma data (in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Pro forma total revenue	$94,820	$312,116
Pro forma total expenses	(144,170)	(376,980)
Pro forma net loss	(49,350)	(64,864)
Less: pro forma net loss attributable to noncontrolling interest	(19,025)	(52,694)
Pro forma net loss attributable to Pattern Energy	$(30,325)	$(12,170)
The following table presents the amounts included in the consolidated statements of operations for the acquisitions discussed above since their respective dates of acquisition:

Unaudited data (in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total revenue	$16,556	$25,357
Total expenses	(22,859)	(35,856)
Net loss	(6,303)	(10,499)
Less: net loss attributable to noncontrolling interest	(7,019)	(11,274)
Net income attributable to Pattern Energy	$716	$775
Unconsolidated Investment
PEGH 2
On July 27, 2017, the Company funded an initial $60 million capital call under the Second Amended and Restated Agreement of Limited Partnership of PEGH 2, dated as of June 16, 2017, by and among PEGH 2, the Class A Limited Partners set forth therein and the Class B Limited Partners set forth therein. As a result of such funding, and the related funding by other investors in PEGH 2 and consummation of certain redemptions, the Company holds an approximate 20% ownership interest in PEGH 2. The Company is a noncontrolling investor in PEGH 2, but has significant influence over PEGH 2. Accordingly, the investment is accounted for under the equity method of accounting.
The Company capitalized $1.5 million of transaction costs for the nine months ended September 30, 2017. The cost of the Company's investment in PEGH 2 was $40.6 million higher than the Company's underlying equity in the net assets of PEGH 2. This equity method basis difference was primarily attributable to equity method goodwill.

4.    Property, Plant and Equipment
The following presents the categories within property, plant and equipment (in thousands):

	September 30,	December 31,
	2017	2016
Operating wind farms	$4,740,532	$3,707,823
Furniture, fixtures and equipment	12,631	9,307
Land	141	141
Subtotal	4,753,304	3,717,271
Less: accumulated depreciation	(729,949)	(582,109)
Property, plant and equipment, net	$4,023,355	$3,135,162
The Company recorded depreciation expense related to property, plant and equipment of $51.4 million and $141.9 million for the three and nine months ended September 30, 2017, respectively, and recorded $43.0 million and $128.7 million for the same periods in the prior year.
5.    Finite-Lived Intangible Assets and Liability
Finite-Lived Intangible Assets and Liability
The following presents the major components of the finite-lived intangible assets and liability (in thousands):

	September 30, 2017
	Weighted Average Remaining Life	Gross	Accumulated Amortization	Net
Intangible assets
Power purchase agreement	16	$127,330	$(15,668)	$111,662
Industrial revenue bond tax savings	25	12,778	(223)	12,555
Other intangible assets	34	15,234	(935)	14,299
Total intangible assets		$155,342	$(16,826)	$138,516
Intangible liability
Power purchase agreement	15	$60,300	$(8,238)	$52,062

	December 31, 2016
	Weighted Average Remaining Life	Gross	Accumulated Amortization	Net
Intangible assets
Power purchase agreement	13	$97,400	$(10,632)	$86,768
Other intangible assets	15	5,666	(539)	5,127
Total intangible assets		$103,066	$(11,171)	$91,895
Intangible liability
Power purchase agreement	16	$60,300	$(5,637)	$54,663
The Company presents amortization of the PPA assets and PPA liability as an offset to electricity sales in the consolidated statements of operations, which resulted in net expense of $0.9 million and $2.4 million in electricity sales for the three and nine months ended September 30, 2017 and net expense of $0.7 million and $2.3 million for the same periods in 2016. For other intangible assets, the Company includes the amortization in depreciation and accretion in the consolidated statements of operations and recorded amortization expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2017 and amortization expense of $0.1 million and $0.2 million for the same periods in 2016.

The acquisition of the Broadview Project provided for future property tax savings as a result of the issuance of industrial revenue bonds during construction of the Broadview Project. The Company considered the future tax savings an intangible asset and calculated the fair value of the asset at the acquisition date. The tax savings was calculated by forecasting the difference between the property tax payments that the Broadview Project would be liable for if the industrial revenue bond structure was not in place and the actual payments in lieu of tax. The fair value of the property tax savings was recorded to finite-lived intangible assets, net on the consolidated balance sheets at the acquisition date, and such value will be amortized to depreciation and accretion in the consolidated statements of operations over the 25 year exemption period that remains as of the acquisition date. The Company recorded amortization expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively, related to the industrial revenue bond tax savings intangible asset.
The following table presents estimated future amortization for the next five years related to the Company's finite lived intangible assets and liabilities (in thousands):

Year ended December 31,	Power purchase agreements, net	Industrial revenue bond tax savings	Other intangible assets
2017 (remainder)	$1,079	$128	$152
2018	4,253	513	605
2019	4,253	513	605
2020	4,274	513	605
2021	4,253	513	605
Thereafter	41,488	10,375	11,727
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
The Company’s equity method investment in PEGH 2 is considered to be a VIE in accordance with ASU 2015-02 primarily because the total equity at risk is not sufficient to permit PEGH 2 to finance its activities without additional subordinated financial support by the equity holders. The Company does not hold the power or benefits to be the primary beneficiary and does not consolidate the VIE. The carrying value of its unconsolidated investment in PEGH 2 was $59.3 million at September 30, 2017. The Company's maximum exposure to loss is equal to the carrying value of its investment in PEGH 2. See Note 3, Acquisitions, for additional information.

The following presents the carrying amounts of the consolidated VIEs' assets and liabilities included in the consolidated balance sheets (in thousands). Assets presented below are restricted for settlement of the consolidated VIEs' obligations and all liabilities presented below can only be settled using the VIE resources.

	September 30, 2017	December 31, 2016(1)
Assets
Current assets:
Cash and cash equivalents	$26,442	$12,745
Restricted cash	4,305	4,291
Trade receivables	8,694	6,290
Prepaid expenses	4,964	4,468
Other current assets	4,274	1,456
Total current assets	48,679	29,250

Restricted cash	3,517	3,203
Property, plant and equipment, net	2,008,700	1,538,793
Finite-lived intangible assets, net	12,364	2,070
Other assets	13,499	13,622
Total assets	$2,086,759	$1,586,938

Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$24,754	12,635
Accrued construction costs	1,560	709
Accrued interest	80	77
Other current liabilities	4,084	2,090
Total current liabilities	30,478	15,511

Finite-lived intangible liability, net	52,062	54,663
Other long-term liabilities	40,505	20,081
Total liabilities	$123,045	$90,255

(1)	Does not include Broadview Holdings as it was acquired in April 2017.

7.    Unconsolidated Investments
The Company's unconsolidated investments consist of the following for the periods presented below (in thousands):

			Percentage of Ownership
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
South Kent	$3,732	$1,537	50.0%	50.0%
Grand	5,758	3,459	45.0%	45.0%
K2	102,019	97,051	33.3%	33.3%
Armow	133,063	131,247	50.0%	50.0%
PEGH 2	59,261	—	20.2%	NA
Unconsolidated investments	$303,833	$233,294
Basis Amortization of Unconsolidated Investments
The cost of the Company’s investment in the net assets of unconsolidated investments was higher than the fair value of the Company’s equity interest in the underlying net assets of its unconsolidated investments. The basis differences were primarily attributable to property, plant and equipment, PPAs, and equity method goodwill. The Company amortizes the basis difference attributable to property, plant and equipment, and PPAs over their useful life and contractual life, respectively. The Company does not amortize equity method goodwill. For the three and nine months ended September 30, 2017, the Company recorded basis difference amortization for its unconsolidated investments of $2.9 million and $8.5 million, respectively, and for the same periods in 2016, the Company recorded basis difference amortization of $1.3 million and $3.8 million, respectively, in earnings (loss) in unconsolidated investments, net on the consolidated statements of operations.
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
As of September 30, 2017, none of the Company's unconsolidated investments were in suspension. As of September 30, 2016, the Company's equity method balances for South Kent and Grand were zero. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company suspended recognition of South Kent's and Grand's equity method earnings or losses until the fourth quarter of 2016 when their cumulative equity method earnings exceeded cumulative distributions received and cumulative equity method losses. As the Company has no explicit or implicit commitment to fund losses at the unconsolidated investments, the Company recorded distributions received in excess of the carrying amount of its unconsolidated investments as gains. Earnings (loss) in unconsolidated investments, net as reported on the consolidated statements of operations attributable to South Kent and Grand included $5.8 million and $15.0 million for the three and nine months ended September 30, 2016, respectively, in distributions received in excess of the carrying amount of the Company's investment.
During the suspension period, the Company maintains a memo ledger that records the components of the suspended activity. As of September 30, 2016, the memo ledger balance was made up of distributions received in excess of the carrying amount of the Company's investment of $5.8 million, suspended equity losses of $2.7 million and suspended other comprehensive income of $0.5 million.

Significant Equity Method Investees
The following table presents summarized statements of operations information for the three and nine months ended September 30, 2017 and 2016 as required for the Company's significant equity method investees, South Kent, Grand, K2, Armow, and PEGH 2 pursuant to Regulation S-X Rule 10-01(b)(1) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016(1)	2017	2016(1)
Revenue	$45,008	$40,863	$228,111	$167,426
Cost of revenue	31,550	23,768	89,288	69,367
Operating expenses	11,030	459	12,663	1,928
Other expense	12,062	21,553	50,038	89,820
Net income (loss)	$(9,634)	$(4,917)	$76,122	$6,311

(1)	Results for the three and nine months ended September 30, 2016 do not include Armow, which was acquired in October 2016 and PEGH 2, which was acquired in July 2017.

8.    Debt
The Company’s debt consists of the following for periods presented below (in thousands):

			As of September 30, 2017
	September 30, 2017	December 31, 2016	Contractual Interest Rate		Effective Interest Rate
							Maturity
Corporate-level
Revolving Credit Facility	$253,000	$180,000	varies	(1)	4.23%	(1)	December 2018
2020 Notes	225,000	225,000	4.00%		6.60%		July 2020
2024 Notes	350,000	—	5.88%		5.88%		February 2024
Project-level
Fixed interest rate
El Arrayán EKF term loan	99,112	103,904	5.56%		5.56%		March 2029
Santa Isabel term loan	104,540	107,090	4.57%		4.57%		September 2033
Variable interest rate
Ocotillo commercial term loan (2)	179,298	193,257	3.33%		4.09%	(3)	August 2020
Lost Creek term loan (4)	—	103,846	N/A		N/A		N/A
El Arrayán commercial term loan	90,102	94,458	4.25%		5.72%	(3)	March 2029
Spring Valley term loan	127,392	130,658	3.09%		5.19%	(3)	June 2030
Ocotillo development term loan	101,200	102,300	3.43%		4.44%	(3)	August 2033
St. Joseph term loan (2)	174,413	162,356	3.04%		3.89%	(3)	November 2033
Western Interconnect term loan (2)	54,395	—	3.34%		4.23%	(3)	April 2027
Meikle term loan (2)	271,042	—	2.92%		3.89%	(3)	May 2024
Imputed interest rate
Hatchet Ridge financing lease obligation	196,363	202,593	1.43%		1.43%		December 2032
	2,225,857	1,605,462
Unamortized premium/discount, net (4)	(14,673)	(17,019)
Unamortized financing costs	(28,364)	(24,771)
Total debt, net	$2,182,820	1,563,672

As reflected on the consolidated balance sheets
Revolving credit facility	$253,000	$180,000
Current portion of long-term debt, net of financing costs	58,213	48,716
Long term debt, net of financing costs	1,871,607	1,334,956
Total debt, net	$2,182,820	$1,563,672

(1)	Refer to Revolving Credit Facility for interest rate details.

(2)
The amortization for the Ocotillo commercial term loan, the St. Joseph term loan, the Western Interconnect term loan and the Meikle term loan are through June 2030, September 2036, March 2036 and December 2038, respectively, which differs from the stated maturity date of such loans due to prepayment requirements.

(3)	Includes impact of interest rate swaps. See Note 10, Derivative Instruments, for discussion of interest rate swaps.

(4)	The discount relates to the 2020 Notes and the premium relates to the Lost Creek term loan as of December 31, 2016, as the Lost Creek term loan was terminated in September 2017.

Interest and commitment fees incurred and interest expense for debt consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Corporate-level interest and commitment fees incurred	$9,215	$4,200	$24,827	$14,205
Project-level interest and commitment fees incurred(1)	14,635	12,611	40,103	39,055
Amortization of debt discount/premium, net	1,153	1,073	3,379	3,147
Amortization of financing costs	2,028	1,745	5,879	5,242
Other interest	116	169	353	485
Interest expense	$27,147	$19,798	$74,541	$62,134

(1)
Includes reclassification of realized gains (losses) on derivative instruments that qualifies as cash flow hedges from accumulated OCI into interest expense and the ineffective portion of the instruments.

Corporate Level Debt
Revolving Credit Facility
As of September 30, 2017, $210.7 million was available for borrowing under the $500.0 million Revolving Credit Facility. The Revolving Credit Facility is secured by pledges of the capital stock and ownership interests in certain of the Company’s holding company subsidiaries. The Revolving Credit Facility contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s holding company subsidiaries' ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business. As of September 30, 2017, the Company's holding company subsidiaries were in compliance with covenants contained in the Revolving Credit Facility.
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
As of September 30, 2017 and December 31, 2016, letters of credit of $36.3 million and $31.7 million were issued under the Revolving Credit Facility.
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
The following table presents a summary of the equity and liability components of the 2020 Notes (in thousands):

	September 30, 2017	December 31, 2016
Principal	$225,000	$225,000
Less:
Unamortized debt discount	(14,673)	(18,196)
Unamortized financing costs	(3,072)	(3,894)
Carrying value of convertible senior notes	$207,255	$202,910
Carrying value of the equity component (1)	$23,743	$23,743

(1)	Included in the consolidated balance sheets as additional paid-in capital, net of $0.7 million in equity issuance costs.
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
Meikle
In August 2017, in connection with the Meikle acquisition, the Company assumed a $265.6 million variable rate term loan maturing on May 12, 2024. The interest rate on the term loan is Canadian Dollar Offered Rate plus 1.50%.
Collateral for the term loan includes Meikle’s tangible assets and contractual rights and cash on deposit with the collateral agent. Such credit agreement contains a broad range of covenants that, subject to certain exceptions, restrict Meikle's ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions, or change its business.
Lost Creek
On September 28, 2017, the Company prepaid 100% of the outstanding balance of the Lost Creek project's term loan of $100.1 million. A $0.1 million loss on the debt extinguishment was recorded in other income, net in the consolidated statements of operations, primarily due to the offsetting impact of writing-off the debt premium and deferred financing costs. As a result of the early extinguishment of debt, the Company terminated the related interest rate swaps. See Note 10, Derivative Instruments, for additional information.

9.    Asset Retirement Obligation
The Company's asset retirement obligations represent the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at the end of its estimated economic useful life.
The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligation (in thousands):

	Nine months ended September 30,
	2017	2016
Beginning asset retirement obligations	$44,783	$42,197
Net additions during the period (1)	8,112	—
Foreign currency translation adjustment	233	120
Accretion expense	2,130	1,892
Ending asset retirement obligations	$55,258	$44,209
(1)        Reflects additions due to acquisition of the Broadview Project and Meikle. See Note 3, Acquisitions, for discussion of the acquisitions.
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
As of September 30, 2017, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the normal purchase normal sale scope exception and were therefore exempt from fair value accounting treatment.

The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets (in thousands):

	September 30, 2017
	Derivative Assets		Derivative Liabilities (1)
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$—	$2,044	$6,490	$18,014

Fair Value of Undesignated Derivatives
Interest rate swaps	$—	$863	$2,005	$2,970
Energy derivative	18,824	11,958	—	—
Foreign currency forward contracts	—	—	3,600	995

Total Fair Value	$18,824	$14,865	$12,095	$21,979

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$—	$40	$8,289	$21,058

Fair Value of Undesignated Derivatives
Interest rate swaps	$—	$1,788	$3,238	$3,463
Energy derivative	16,209	24,707	—	—
Foreign currency forward contracts	1,369	177	391	—

Total Fair Value	$17,578	$26,712	$11,918	$24,521

(1)	Inclusive of Western Interconnect interest rate swaps which are effective as of June 30, 2017 and Meikle interest rate swaps which are effective as of August 10, 2017.
The following table summarizes the notional amounts of the Company's outstanding derivative instruments (in thousands except for MWh):

	Unit of Measure	September 30,	December 31,
		2017	2016
Designated Derivative Instruments
Interest rate swaps (1)	USD	$337,531	$365,443
Interest rate swaps	CAD	$740,375	$196,425

Undesignated Derivative Instruments
Interest rate swaps	USD	$225,884	$257,389
Energy derivative	MWh	818,168	1,201,691
Foreign currency forward contracts	CAD	$120,500	$95,800

(1)	Inclusive of Western Interconnect interest rate swaps which are effective as of June 30, 2017 and Meikle interest rate swaps which are effective as of August 10, 2017.

Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest swaps that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the period or periods during which cash settlement occurs. The designated interest rate swaps have remaining maturities ranging from approximately 6.2 years to 21.3 years.
On September 28, 2017, in connection with the early extinguishment of Lost Creek's term loan, the Company terminated the related interest rate swaps which resulted in the reclassification of $2.2 million in accumulated other comprehensive loss to realized loss on designated derivatives in the consolidated statements of operations.
The following table presents the pre-tax effect of the derivative instruments designated as cash flow recognized in accumulated other comprehensive loss, amounts reclassified to earnings for the following periods, as well as, amounts recognized in interest expense (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Description	2017	2016	2017	2016
Gains (losses) recognized in accumulated OCI	Effective portion of change in fair value	$3,205	$(527)	$(1,154)	$(35,290)
Gains (losses) reclassified from accumulated OCI into:
Interest expense	Derivative settlements	$(2,891)	$(3,020)	$(7,861)	$(9,226)
Realized loss on designated derivatives	Termination of derivatives	$(2,207)	$—	$(2,207)	$—
Interest expense	Ineffective portion	$329	$365	$252	$(147)
The Company estimates that $5.1 million in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months.
Derivatives Not Designated as Hedging Instruments
The following table presents gains and losses on derivatives not designated as hedges (in thousands):

	Financial Statement Line Item		Three months ended September 30,		Nine months ended September 30,
Derivative Type		Description	2017	2016	2017	2016
Interest rate swaps	Gain (loss) on undesignated derivatives, net	Change in fair value, net of settlements	$358	$2,305	$(29)	$(10,513)
Interest rate swaps	Gain (loss) on undesignated derivatives, net	Derivative settlements	$(494)	$(1,272)	$(2,327)	$(3,878)
Energy derivative	Electricity sales	Change in fair value, net of settlements	$(3,113)	$(818)	$(10,134)	$(14,970)
Energy derivative	Electricity sales	Derivative settlements	$3,196	$3,144	$14,278	$16,629
Foreign currency forward contracts	Gain (loss) on undesignated derivatives, net	Change in fair value, net of settlements	$(2,904)	$487	$(5,749)	$(4,128)
Foreign currency forward contracts	Gain (loss) on undesignated derivatives, net	Derivative settlements	$(1,041)	$305	$(1,375)	$834

Interest Rate Swaps
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest rate swaps that are not designated and do not qualify as cash flow hedges, the changes in fair value are recorded in gain (loss) on undesignated derivatives, net in the consolidated statements of operations as these hedges are not accounted for under hedge accounting. All of the Company's undesignated interest rate swaps have a remaining maturity of 12.8 years.
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
As a result of the counterparty's credit rating downgrade, the Company received cash collateral related to the energy derivative agreement. The Company does not have the right to pledge, invest, or use the cash collateral for general corporate purposes. As of September 30, 2017, the Company has recorded a current asset of $33.5 million to funds deposited by counterparty and a current liability of $33.5 million to counterparty deposit liability representing the cash collateral received and corresponding obligation to return the cash collateral, respectively. The cash was deposited into a separate custodial account for which the Company is not entitled to the interest earned on the cash collateral.
Foreign Currency Forward Contracts
The Company has established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in the Company’s cash flow, which may have an adverse impact to the Company's short-term liquidity or financial condition. A majority of the Company’s power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. The Company enters into foreign currency forward contracts at various times to mitigate the currency exchange rate risk on Canadian dollar denominated cash flows. These instruments have remaining maturities ranging from two to twenty months. The foreign currency forward contracts are considered non-designated derivative instruments and are not used for trading or speculative purposes. As a result, changes in fair value and settlements are recorded in gain (loss) on undesignated derivatives, net in the consolidated statements of operations.
11.    Accumulated Other Comprehensive Loss
The following tables summarize the changes in the accumulated other comprehensive loss balance, net of tax, by component (in thousands):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2015	$(48,285)	$(13,462)	$(12,131)	$(73,878)
Other comprehensive income (loss) before reclassifications	9,874	(30,990)	(11,684)	(32,800)
Amounts reclassified from accumulated other comprehensive loss	—	8,359	2,752	11,111
Net current period other comprehensive income (loss)	9,874	(22,631)	(8,932)	(21,689)
Balances at September 30, 2016	$(38,411)	$(36,093)	$(21,063)	$(95,567)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, September 30, 2016	—	(1,418)	—	(1,418)
Accumulated other comprehensive loss attributable to Pattern Energy, September 30, 2016	$(38,411)	$(34,675)	$(21,063)	$(94,149)

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2016	$(43,500)	$(12,751)	$(6,498)	$(62,749)
Other comprehensive income (loss) before reclassifications	17,979	(2,498)	6,546	22,027
Amounts reclassified from accumulated other comprehensive loss due to termination of interest rate swaps	—	2,207	—	2,207
Other amounts reclassified from accumulated other comprehensive loss	—	7,023	6,471	13,494
Net current period other comprehensive income	17,979	6,732	13,017	37,728
Balances at September 30, 2017	$(25,521)	$(6,019)	$6,519	$(25,021)
Less: accumulated other comprehensive loss attributable to noncontrolling interest, September 30, 2017	—	(200)	—	(200)
Accumulated other comprehensive loss attributable to Pattern Energy, September 30, 2017	$(25,521)	$(5,819)	$6,519	$(24,821)
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

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$2,907	$—	$2,907
Energy derivative	—	—	30,782	30,782
	$—	$2,907	$30,782	$33,689
Liabilities
Interest rate swaps	$—	$29,479	$—	$29,479
Foreign currency forward contracts	—	4,595	—	4,595
Contingent consideration	—	—	21,505	21,505
	$—	$34,074	$21,505	$55,579

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1,828	$—	$1,828
Energy derivative	—	—	40,916	40,916
Foreign currency forward contracts	—	1,546	—	1,546
	$—	$3,374	$40,916	$44,290
Liabilities
Interest rate swaps	$—	$36,048	$—	$36,048
Foreign currency forward contracts	—	391	—	391
	$—	$36,439	$—	$36,439
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

Contingent Consideration
The Broadview Project acquisition includes contingent consideration, which requires the Company to make an additional payment upon the commercial operation of the Grady Project. The contingent post-closing payment reflects the fair value of the Company's interest in the increase in the projected 25-year transmission wheeling revenue Western Interconnect will receive from the Grady Project, adjusted for the estimated production loss incurred by Broadview due to wake effects and transmission losses induced by the operation of the Grady Project. The fair value of the contingent consideration at the acquisition date was $21.3 million. The estimated fair value of the contingent consideration was calculated by using a discounted cash flow technique which utilized unobservable inputs presented in the table below. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of September 30, 2017, there were no significant changes in the recognized amount for the contingent consideration recognized as a result of the acquisition of the Broadview Project. Significant changes in these unobservable inputs may result in significant changes in fair value.
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows (in thousands, for fair value):

September 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$30,782	Discounted cash flow	Forward electricity prices	$14.72 - $67.91(1)
			Discount rate	1.33% - 1.67%

Contingent consideration	$21,505	Discounted cash flow	Discount rate	4.0% - 8.0%
			Annual energy production loss	1%

December 31, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$40,916	Discounted cash flow	Forward electricity prices	$15.83 - $81.76(1)
			Discount rate	1.00% - 1.52%

(1)	Represents price per MWh.
The following tables present a reconciliation of the energy derivative contract and contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Energy Derivative	2017	2016	2017	2016
Balances, beginning of period	$33,895	$49,531	$40,916	$63,683
Total gain (loss) included in electricity sales	83	2,326	4,144	1,659
Settlements	(3,196)	(3,144)	(14,278)	(16,629)
Balances, end of period	$30,782	$48,713	$30,782	$48,713
During the three and nine months ended September 30, 2017, the Company recognized an unrealized loss on the energy derivative of $3.1 million and $10.1 million, respectively, and $0.8 million and $15.0 million, respectively, for the same periods in the prior year, which were recorded to electricity sales on the consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
Contingent Consideration Liability	2017	2016	2017	2016
Balances, beginning of period	$21,502	N/A	$—	N/A
Purchase	—	N/A	21,284	N/A
Total loss included in other income, net	3	N/A	221	N/A
Settlement	—	N/A	—	N/A
Balances, end of period	$21,505	N/A	$21,505	N/A

During the three and nine months ended September 30, 2017, the Company recognized an immaterial amount and $0.2 million, of unrealized loss on the contingent consideration liability, which was recorded to other income, net on the consolidated statements of operations.
Financial Instruments Not Measured at Fair Value
The following table presents the carrying amount and fair value and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets, but for which fair value is disclosed (in thousands):

		Fair Value
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
September 30, 2017
Long-term debt, including current portion	$2,182,820	$—	$2,187,346	$—	$2,187,346
December 31, 2016
Long-term debt, including current portion	$1,383,672	$—	$1,382,038	$—	$1,382,038
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
13.    Stockholders' Equity
Common Stock
On May 9, 2016, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the Agents). Pursuant to the terms of the Equity Distribution Agreement, the Company may offer and sell shares of the Company’s Class A common stock, par value $0.01 per share, from time to time through the Agents, as the Company’s sales agents for the offer and sale of the shares, up to an aggregate sales price of $200.0 million. The Company intends to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the nine months ended September 30, 2017, the Company sold 931,561 shares under the Equity Distribution Agreement; net proceeds under the issuance were $22.5 million and the aggregate compensation paid by the Company to the Agents with respect to such sales was $0.2 million. As of September 30, 2017, approximately $147.5 million in aggregate offering price remained available to be sold under the agreement.

Dividends
The following table presents cash dividends declared on Class A common stock for the periods presented:

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2017:
Third Quarter	$0.4200	August 3, 2017	September 29, 2017	October 31, 2017
Second Quarter	$0.4180	May 4, 2017	June 30, 2017	July 31, 2017
First Quarter	$0.4138	February 24, 2017	March 31, 2017	April 28, 2017
Noncontrolling Interests
The following table presents the balances for noncontrolling interests by project (in thousands):

	September 30,	December 31,
	2017	2016
El Arrayán	$31,476	$32,237
Logan's Gap	171,882	180,092
Panhandle 1	178,471	190,415
Panhandle 2	155,989	170,139
Post Rock	165,572	178,676
Amazon Wind Farm Fowler Ridge	135,176	139,687
Broadview Project	313,275	—
Meikle	65,508	—
Noncontrolling interest	$1,217,349	$891,246
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
The following table presents the components of total noncontrolling interest as reported in stockholders’ equity and the consolidated balance sheets (in thousands):

	Capital	Accumulated Loss		Accumulated Other Comprehensive Loss		Noncontrolling Interest
Balances at December 31, 2015	$972,241	$(27,426)		$(553)		$944,262
Distributions to noncontrolling interests	(11,771)	—		—		(11,771)
Other	(103)	—		—		(103)
Net loss	—	(24,838)		—		(24,838)
Other comprehensive income, net of tax	—	—		(865)		(865)
Balances at September 30, 2016	$960,367	$(52,264)		$(1,418)		$906,685

Balances at December 31, 2016	$954,242	$(62,614)		$(382)		$891,246
Acquisition of Broadview Project and Meikle	390,389	—	—	—	—	390,389
Distributions to noncontrolling interests	(13,701)	—		—		(13,701)
Other	(201)	—		—		(201)
Net loss	—	(50,566)		—		(50,566)
Other comprehensive income, net of tax	—	—		182		182
Balances at September 30, 2017	$1,330,729	$(113,180)		$(200)		$1,217,349

14.    Loss Per Share
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
Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive were 9,014,397 and 8,967,019, respectively, for the three and nine months ended September 30, 2017 and 8,121,850 and 8,115,741, respectively, for the three and nine months ended September 30, 2016.
The computations for Class A basic and diluted loss per share are as follows (in thousands except share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted loss per share:
Net loss attributable to Pattern Energy	$(29,828)	$(4,013)	$(9,955)	$(30,906)
Less: loss allocated to participating securities	(29)	(16)	(74)	(36)
Net loss attributable to common stockholders	$(29,857)	$(4,029)	$(10,029)	$(30,942)

Denominator for loss per share:
Weighted average number of shares:
Class A common stock - basic	87,370,979	81,531,775	87,146,465	76,821,811
Class A common stock - diluted	87,370,979	81,531,775	87,146,465	76,821,811

Loss per share:
Class A common stock:
Basic and diluted	$(0.34)	$(0.05)	$(0.12)	$(0.40)

Dividends declared per Class A common share	$0.42	$0.40	$1.25	$1.17
15.    Commitments and Contingencies
Commitments
Acquisition commitments
On June 16, 2017, the Company entered into a purchase and sale agreement with Pattern Development 1.0 to purchase (i) a 51% limited partner interest in a newly-formed limited partnership (which will hold 100% of the economic interests in Mont Sainte-Marguerite Wind Farm LP (MSM), (ii) a 70% interest in Pattern MSM GP Holdings Inc., and (iii) a 70% interest in Pattern Development MSM Management ULC, in exchange for aggregate consideration of CAD $53.0 million (subject to certain adjustments). MSM operates the approximately 143 MW wind farm located near Québec City, Canada.

Investment commitments
On June 16, 2017, the Company entered into the Second Amended and Restated Agreement of Limited Partnership (A&R PEGH 2 LPA) of PEGH 2. In July 2017, PEGH 2 made a capital call of its new limited partners under the A&R PEGH 2 LPA (the Initial PEGH 2 Capital Call). In connection with the Initial PEGH 2 Capital Call, the Company made a contribution to PEGH 2 of approximately $60.0 million. As a result of the funding under the Initial PEGH 2 Capital Call and the consummation of certain redemptions, the Company holds an approximate 20% ownership interest in PEGH 2. See Note 3, Acquisitions, for discussion of the acquisition. Under the A&R PEGH 2 LPA, the Company has also committed to contribute up to an additional approximately $240.0 million to PEGH 2 in one or more subsequent rounds of financing, which could result in the Company's ownership interest in PEGH 2 increasing to up to approximately 29%. If the Company elects not to participate in such subsequent rounds of financing, its ownership interest in PEGH 2 may be diluted on a pro rata basis based on fair market value.
Completed Acquisition Commitments
As part of the acquisitions completed in 2017, the Company became party to various agreements and future commitments. The following table summarizes estimates of future commitments related to the various agreements entered into as part of the acquisitions completed in 2017 (in thousands) as of September 30, 2017:

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Transmission service agreements(1)	$6,723	$23,600	$23,600	$23,600	$23,600	$543,246	$644,369
Payments in lieu of taxes	121	481	476	412	406	9,635	11,531
Operating leases	55	1,504	1,956	1,957	1,958	57,982	65,412
Service and maintenance agreements	2,728	10,999	5,866	4,208	4,292	365	28,458
Other	270	701	714	498	430	3,536	6,149
Total commitments	$9,897	$37,285	$32,612	$30,675	$30,686	$614,764	$755,919
(1) Future commitments under the transmission service agreements are based on current rates, which are subject to future changes.
Transmission Service Agreements
In connection with the Broadview Project acquisition, the Company became a party to various long-term transmission service agreements expiring between 25-30 years. The Company recorded transmission service costs related to such agreements of $7.4 million and $12.0 million for the three and nine months ended September 30, 2017, respectively.
Payments in Lieu of Taxes
As discussed earlier in Note 5, Finite-Lived Intangible Assets and Liability, in connection with the Broadview Project acquisition, the Company is required to make payments in lieu of taxes as a result of tax savings realized as part of the issuance of the industrial revenue bonds.
Other Commitments
Operating Leases
The Company has entered into various long-term operating lease agreements related to lands for its wind farms. For the nine months ended September 30, 2017 and 2016, the Company recorded rent expenses of $10.2 million and $9.8 million, respectively, in project expense in its consolidated statements of operations.
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

Letters of Credit
Power Sale Agreements
The Company owns and operates wind power projects, and has entered into various long-term power sale agreements that terminate from 2019 to 2042. The terms of these agreements generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the agreement. Under the terms of these agreements, as of September 30, 2017, the Company issued irrevocable letters of credits to guarantee its performance for the duration of the agreements totaling $156.6 million.
Project Finance and Lease Agreements
The Company has various project finance and lease agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of September 30, 2017, the Company issued irrevocable letters of credit totaling $162.0 million which includes letters of credit issued under the Revolving Credit Facility to ensure performance under the various project finance and lease agreements.
Contingencies
Turbine Operating Warranties and Service Guarantees
The Company has various turbine availability warranties from its turbine manufacturers and service guarantees from its service and maintenance providers. Pursuant to these guarantees, if a turbine operates at less than minimum availability during the guarantee measurement period, the service provider is obligated to pay, as liquidated damages at the end of the warranty measurement period, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, pursuant to certain of these guarantees, if a turbine operates at more than a specified availability during the guarantee measurement period, the Company has an obligation to pay a bonus to the service provider at the end of the warranty measurement period. As of September 30, 2017, the Company recorded liabilities of $1.8 million associated with bonuses payable to the turbine manufacturers and service providers.
Contingencies in connection with the Broadview Project Acquisition
The Company recorded a $7.2 million contingent obligation, payable to a third party who holds a 1% interest in Western Interconnect, at fair value upon the acquisition of the Broadview Project. These contingent payments are subject to certain conditions, including the actual energy production of Broadview in a production year and the continued operation of Broadview. Additionally, the Company recorded a $29.0 million contingent obligation, payable to the same counterparty, at fair value upon the acquisition of the Broadview Project. These contingent payments are subject to certain conditions, including the commercial operation of the Grady Project. The contingent payment is calculated as a percentage of additional transmission revenue earned by Western Interconnect upon the Grady Project's commercial operation.
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
Related Party Transactions
The table below presents amounts due from and to related parties as included in the consolidated balance sheets for the following periods (in millions):

	September 30, 2017	December 31, 2016
Other current assets:
Amounts due from Pattern Development 1.0	$6.1	$0.4
Amounts due from Pattern Development 2.0	0.9	0.2
Amounts due from unconsolidated investments	0.5	0.5
Total due from related parties	$7.5	$1.1

Other current liabilities:
Amounts due to Pattern Development 1.0	$11.3	$1.3
Total due to related parties	$11.3	$1.3

The table below presents revenue, reimbursement and (expenses) recognized for management fees and the MSA, as included in the statements of operations for the following periods (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Related Party Agreement	Financial Statement Line Item	2017	2016	2017	2016
Management fees	Other revenue	$1,883	$1,574	$5,887	$4,121
MSA reimbursement	General and administrative	$2,194	$1,593	$6,083	$3,697
MSA costs	Related party general and administrative expense	$(3,587)	$(3,553)	$(10,589)	$(7,381)
Purchase and Sales Agreements
During the nine months ended September 30, 2017, the Company consummated the following acquisitions with Pattern Development 1.0 and 2.0 which are further detailed in Note 3, Acquisitions (in millions):

Acquisitions from Pattern Development 2.0	Date of Acquisition	Cash Consideration	Debt Assumed	Contingent Consideration
PEGH 2 Investment	July 27, 2017	$60.0	N/A	N/A

Acquisitions from Pattern Development 1.0	Date of Acquisition	Cash Consideration	Debt Assumed	Contingent Consideration
Broadview Project	April 21, 2017	$214.7	$51.2	$21.3
Meikle	August 10, 2017	$67.4	265.6	N/A
PSP Joint Venture
The Company entered into a Joint Venture Agreement with PSP pursuant to which PSP will have the right to co-invest up to an aggregate amount of approximately $500 million in projects acquired by the Company under its ROFO with the Pattern Development Companies, including investments in Meikle, MSM and Panhandle 2. On June 16, 2017, PSP purchased approximately 8.7 million shares of the Company's common stock from Pattern Development 1.0. As a result, PSP has an approximate 9.8% ownership interest in the Company as of September 30, 2017. PSP purchased an additional 641,025 shares from the Company's public offering that occurred on October 23, 2017. See Note 17, Subsequent Events for additional details of the Company's public offering.
17.    Subsequent Events
On October 26, 2017, the Company declared an increased dividend for the fourth quarter, payable on January 31, 2018, to holders of record on December 29, 2017, in the amount of $0.422 per Class A share, or $1.69 on an annualized basis. This is a 0.5% increase from the third quarter of 2017.
On October 23, 2017, the Company completed an underwritten public offering of its Class A common stock. In total, 9,200,000 shares of the Company's Class A common stock were sold at a public offering price of $23.40 per share. This includes 1,200,000 shares purchased by the underwriters to cover over-allotments. Aggregate net proceeds of the equity offering, including the proceeds of the over-allotment option, were approximately $212.1 million after deduction of underwriting discounts, commissions, and transaction expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited consolidated financial statements for the three and nine months ended September 30, 2017 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern Energy” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries.
Overview
We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. We hold interests in 20 wind power projects, including the Mont Sainte-Marguerite (MSM) wind power project we have committed to acquire, with a total owned interest of 2,736 MW in the United States, Canada and Chile that use proven and best-in-class technology. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price or variable price power sale agreement (PPA). Ninety-two percent of the electricity to be generated by our projects will be sold under our power sale agreements which have a weighted average remaining contract life of approximately 14.3 years as of September 30, 2017.
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
Our growth strategy is focused on the acquisition of operational and construction-ready power projects from Pattern Development Companies and other third parties that, together with measured investments into the development business, we believe will contribute to the growth of our business and enable us to increase our dividend per Class A share over time. The Pattern Development Companies (Pattern Energy Group LP (Pattern Development 1.0), Pattern Energy Group 2 LP (Pattern Development 2.0) and their respective subsidiaries) are leading developers of renewable energy and transmission projects. Our continuing relationship with the Pattern Development Companies, including a 20% interest in Pattern Development 2.0, provides us with access to a pipeline of acquisition opportunities. Currently, the Pattern Development Companies have a more than 10 GW pipeline of development projects, all of which are subject to our right of first offer. We target achieving a total owned capacity of 5,000 MW by year end 2020 through a combination of acquisitions from Pattern Development Companies and third parties capitalizing on the large fragmented global renewable energy market. Our business is primarily focused in the U.S., Canada and Chile; however, we expect opportunities in Japan and Mexico will form part of our growth strategy.
The discussion and analysis below has been organized as follows:

•	Recent Developments

•	Key Metrics

•	Results of Operations

•	Liquidity and Capital Resources

◦	Sources of Liquidity

◦	Uses of Liquidity

•	Critical Accounting Policies and Estimates

Recent Developments
On October 23, 2017, we completed an underwritten public offering of our Class A common stock. In total, 9,200,000 shares of our Class A common stock were sold at a public offering price of $23.40 per share. This includes 1,200,000 shares purchased by the underwriters to cover over-allotments. Aggregate net proceeds of the equity offering, including the proceeds of the over-allotment option, were approximately $212.1 million after deduction of underwriting discounts, commissions, and transaction expenses.
On August 10, 2017, pursuant to a Purchase and Sale Agreement with Pattern Development 1.0, we acquired 50.99% of the limited partner interests in Meikle Wind Energy Limited Partnership (Meikle) and 70% of the issued and outstanding shares of Meikle Wind Energy Corp. (Meikle Corp) for a purchase price of approximately $67.4 million, paid at closing, in addition to $1.1 million of capitalized transaction-related expenses. Meikle operates the approximately 179 MW wind farm located in the Peace River Regional District of British Columbia, Canada, which achieved commercial operations in the first quarter of 2017.
On June 16, 2017, we entered into several agreements with the Pattern Development Companies and the Public Sector Pension Investment Board (PSP), which owns a 9.8% interest in us, including the following:

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

•
We entered into a Joint Venture Agreement with PSP pursuant to which PSP will have the right to co-invest up to an aggregate amount of approximately $500 million in projects acquired by us under our Right of First Offer (ROFO) with the Pattern Development Companies, including investments in Meikle, MSM and Panhandle 2.

•
We committed to acquire a 51% interest in Meikle, a 179 MW wind power project from Pattern Development 1.0, as discussed above. We also committed to acquire from Pattern Development 1.0 a 51% interest in MSM, a 143MW wind power project, for approximately $40 million. The acquisition of Meikle was completed in August 2017.

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
In March 2017, we entered into revised Long-term Service Agreements (LTSAs) at certain of our projects pursuant to which the turbine manufacturer will continue to provide routine and corrective maintenance service, but we have become responsible for a portion of the maintenance and repairs, including on major component parts. The revised LTSAs reduce fixed contract commitments by approximately $102.2 million over a period of ten years.
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

Below is a summary of our Identified ROFO Projects that we expect to acquire from the Pattern Development Companies in connection with our respective purchase rights.

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development- Owned (4)
Pattern Development 1.0 Projects
Otsuki Wind	Operational	Japan	n/a	2006	PPA	12	12
Kanagi Solar	Operational	Japan	2014	2016	PPA	10	10
Futtsu Solar	Operational	Japan	2014	2016	PPA	31	31
Conejo Solar(5)	Operational	Chile	2015	2016	PPA	104	104
El Cabo	In construction	New Mexico	2016	2017	PPA	298	125
Belle River	In construction	Ontario	2016	2017	PPA	100	43
Ohorayama	In construction	Japan	2016	2018	PPA	33	33
North Kent	In construction	Ontario	2017	2018	PPA	100	35
Henvey Inlet	Late stage development	Ontario	2017	2019	PPA	300	150
Tsugaru	Late stage development	Japan	2017	2020	PPA	122	122
Sumita	Late stage development	Japan	2019	2021	PPA	100	62
Pattern Development 2.0 Projects
Stillwater Big Sky	Late stage development	Montana	2017	2018	PPA	79	67
Crazy Mountain	Late stage development	Montana	2017	2019	PPA	80	68
Grady	Late stage development	New Mexico	2018	2019	PPA	220	188
Ishikari	Late stage development	Japan	2019	2022	PPA	100	100
						1,689	1,150

(1)	Represents year of actual or anticipated commencement of construction.

(2)	Represents year of actual or anticipated commencement of commercial operations.

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

Cash available for distribution represents cash provided by operating activities as adjusted to (i) add or subtract changes in operating assets and liabilities, (ii) subtract net deposits into restricted cash accounts, which are required pursuant to the cash reserve requirements of financing agreements, to the extent they are paid from operating cash flows during a period, (iii) subtract cash distributions paid to noncontrolling interests, (iv) subtract scheduled project-level debt repayments in accordance with the related loan amortization schedule, to the extent they are paid from operating cash flows during a period, (v) subtract non-expansionary capital expenditures, to the extent they are paid from operating cash flows during a period, (vi) add cash distributions received from unconsolidated investments (as reported in net cash provided by investing activities), to the extent such distributions were derived from operating cash flows and (vii) add or subtract other items as necessary to present the cash flows we deem representative of our core business operations.
The most directly comparable U.S. GAAP measure to cash available for distribution is net cash provided by operating activities. The following table is a reconciliation of our net cash provided by operating activities to cash available for distribution for the periods presented (unaudited and in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net cash provided by operating activities(1)	$2,147	$37,395	$159,330	$107,371
Changes in operating assets and liabilities	25,481	(4,513)	(22,475)	800
Network upgrade reimbursement	346	—	8,936	—
Release of restricted cash to fund project and general and administrative costs	—	—	—	590
Operations and maintenance capital expenditures	(254)	(133)	(517)	(879)
Distributions from unconsolidated investments	2,821	8,292	11,211	40,066
Other	598	(195)	1,974	(130)
Less:
Distributions to noncontrolling interests	(4,537)	(3,584)	(13,701)	(11,771)
Principal payments paid from operating cash flows	(17,140)	(17,060)	(40,911)	(39,322)
Cash available for distribution	$9,462	$20,202	$103,847	$96,725
(1) Included in net cash provided by operating activities is the portion of distributions from unconsolidated investments paid from cumulative earnings representing the return on investment.
Cash available for distribution was $9.5 million for the three months ended September 30, 2017 as compared to $20.2 million for the same period in the prior year. This $10.7 million decrease in cash available for distribution was primarily due to a $7.3 million increase in transmission cost, a $7.3 million increase in interest expense primarily due to the issuance of the Unsecured Senior Notes in January 2017 and debt associated with our acquisitions in 2017, a $2.7 million increase in project expenses and a $1.0 million increase in distributions to noncontrolling interests. The decrease to cash was partially offset by a $5.9 million increase in total distributions from unconsolidated investments, a $2.6 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs), a $0.3 million network upgrade reimbursement primarily related to Broadview, and a $0.5 million decrease in operating expense.
Cash available for distribution was $103.8 million for the nine months ended September 30, 2017 as compared to $96.7 million for the same period in the prior year. This $7.1 million increase in cash available for distribution was primarily due to a $23.0 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs), a $13.8 million increase in total distributions from unconsolidated investment, an $8.9 million network upgrade reimbursement primarily related to Broadview and a $0.3 million decrease in project expense. These increases were partially offset by a $11.9 million increase in transmission cost, a $12.4 million increase in interest expense primarily due to the issuance of the Unsecured Senior Notes in January 2017 and debt associated with our acquisitions, a $7.8 million increase in operating expenses, a $1.9 million increase in distribution to noncontrolling interests, a $1.6 million increase in principal payments and a $2.2 million increase in transaction costs and other expenses.

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
The most directly comparable U.S. GAAP measure to Adjusted EBITDA is net income (loss). The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (unaudited and in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(48,376)	$(11,050)	$(60,521)	$(55,744)
Plus:
Interest expense, net of interest income	26,710	19,583	73,009	60,906
Tax (benefit) provision	(3,839)	1,311	5,477	4,038
Depreciation, amortization and accretion	56,650	45,755	156,629	136,974
EBITDA	31,145	55,599	174,594	146,174
Unrealized loss on energy derivative (1)	3,113	818	10,134	14,970
Gain (loss) on undesignated derivatives, net	4,081	(1,825)	9,480	17,685
Realized loss on derivatives	2,207	—	2,207	—
Net loss on transactions	466	314	1,585	353
Adjustments from unconsolidated investments (2)	—	(8,439)	—	(19,573)
Plus, proportionate share from unconsolidated investments:
Interest expense, net of interest income	10,270	7,634	29,108	22,778
Depreciation, amortization and accretion	9,361	6,660	26,390	19,624
(Gain) loss on undesignated derivatives, net	(5,908)	1,544	(8,696)	17,015
Adjusted EBITDA	$54,735	$62,305	$244,802	$219,026

(1)	Amount is included in electricity sales on the consolidated statements of operations.

(2)	See Note 7. Unconsolidated Investments in the Notes to Consolidated Financial Statements in this Form 10-Q, for further discussion.
Adjusted EBITDA for the three months ended September 30, 2017 was $54.7 million compared to $62.3 million for the same period in the prior year, a decrease of $7.6 million, or approximately 12.1%. The decrease in Adjusted EBITDA was primarily due to a $2.7 million increase in project expense, a $0.7 million decrease in our proportionate share of Adjusted EBITDA from unconsolidated investments, and a $7.3 million increase in transmission costs. The decrease was partially offset by a $2.6 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs) and a $0.5 million decrease in operating expenses.
Adjusted EBITDA for the nine months ended September 30, 2017 was $244.8 million compared to $219.0 million for the same period in the prior year, an increase of $25.8 million, or approximately 11.8%. The increase in Adjusted EBITDA was primarily due to a $23.0 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs), a $23.2 million increase in our proportionate share of Adjusted EBITDA from unconsolidated investments and a $0.3 million decrease in project expense. These increases were partially offset by a $7.8 million increase in operating expenses and an $11.9 million increase in transmission costs.
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

The following table presents selected operating performance metrics for the periods presented (unaudited):

	Three months ended September 30,				Nine months ended September 30,
MWh sold	2017	2016	Change	% Change	2017	2016	Change	% Change
Consolidated MWh sold	1,598,899	1,526,221	72,678	4.8%	5,587,484	5,055,723	531,761	10.5%
Less: noncontrolling MWh	(241,152)	(200,122)	(41,030)	20.5%	(781,880)	(689,026)	(92,854)	13.5%
Controlling interest in consolidated MWh	1,357,747	1,326,099	31,648	2.4%	4,805,604	4,366,697	438,907	10.1%
Unconsolidated investments proportional MWh	156,250	146,201	10,049	6.9%	858,178	621,924	236,254	38.0%
Proportional MWh sold	1,513,997	1,472,300	41,697	2.8%	5,663,782	4,988,621	675,161	13.5%

Average realized electricity price per MWh
Consolidated average realized electricity price per MWh	$58	$60	$(2)	(3.3)%	$54	$56	$(2)	(3.6)%
Unconsolidated investments proportional average realized electricity price per MWh	$126	$116	$10	8.6%	$116	$112	$4	3.6%
Proportional average realized electricity price per MWh	$66	$68	$(2)	(2.9)%	$66	$66	$—	—%
Our consolidated MWh sold for the three months ended September 30, 2017 was 1,598,899 MWh, as compared to 1,526,221 MWh for the three months ended September 30, 2016, an increase of 72,678 MWh, or 4.8%. Our consolidated MWh sold for the nine months ended September 30, 2017 was 5,587,484 MWh, as compared to 5,055,723 MWh for the nine months ended September 30, 2016, an increase of 531,761 MWh, or 10.5%. The increase in consolidated MWh sold for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to volume increases as a result of our acquisitions in 2017 partially offset by unfavorable wind and availability. The increase in consolidated MWh sold for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to volume increases as a result of our acquisitions in 2017 and favorable wind conditions partially offset by lower availability.

Our proportional MWh sold for the three months ended September 30, 2017 was 1,513,997 MWh, as compared to 1,472,300 MWh for the three months ended September 30, 2016, an increase of 41,697 MWh, or 2.8%. The increase in consolidated MWh sold was primarily attributable to:

•	a 31,648 MWh increase in controlling interest in consolidated MWh primarily due to our acquisitions in 2017 partially offset by unfavorable wind and availability; and

•
a 10,049 MWh increase from unconsolidated investments due primarily to the acquisition of Armow in the fourth quarter of 2016 partially offset by unfavorable wind conditions in the current period compared to the same period in 2016.

Our proportional MWh sold for the nine months ended September 30, 2017 was 5,663,782 MWh, as compared to 4,988,621 MWh for the nine months ended September 30, 2016, an increase of 675,161 MWh, or 13.5%. The change in proportional MWh sold was primarily attributable to:

•	a 438,907 MWh increase in controlling interest in consolidated MWh primarily due to our acquisitions in 2017 and favorable wind conditions partially offset by lower availability; and

•
a 236,254 MWh increase from unconsolidated investments primarily due to the acquisition of Armow in the fourth quarter of 2016 and favorable wind conditions in the current period compared to the same period in 2016.

Our consolidated average realized electricity price was $58 per MWh for the three months ended September 30, 2017, as compared to $60 per MWh for the three months ended September 30, 2016. The decrease of $2 per MWh was primarily due to an increase in volume of lower priced PPAs.
Our consolidated average realized electricity price was $54 per MWh for the nine months ended September 30, 2017, as compared to $56 per MWh for the nine months ended September 30, 2016. The decrease of $2 per MWh was primarily due to an increase in volume of lower priced PPAs.
Our proportional average realized electricity price was $66 per MWh for the three months ended September 30, 2017, as compared to $68 per MWh for the three months ended September 30, 2016. The $2 per MWh decrease in the proportional average realized electricity price was primarily due to an increase in volume from lower priced PPAs.
Our proportional average realized electricity price of $66 per MWh for the nine months ended September 30, 2017 was comparable to the proportional average realized electricity price for the nine months ended September 30, 2016.
Results of Operations
The following table and discussion provide selected financial information for the periods presented and is unaudited (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue	$92,030	$91,914	$116	0.1%	$300,623	$272,991	$27,632	10.1%
Total cost of revenue	93,732	75,077	18,655	24.8%	253,287	227,771	25,516	11.2%
Total operating expenses	12,655	13,151	(496)	(3.8)%	42,558	34,806	7,752	22.3%
Total other expense	37,858	13,425	24,433	182.0%	59,822	62,120	(2,298)	(3.7)%
Net loss before income tax	(52,215)	(9,739)	(42,476)	436.1%	(55,044)	(51,706)	(3,338)	6.5%
Tax (benefit) provision	(3,839)	1,311	(5,150)	(392.8)%	5,477	4,038	1,439	35.6%
Net loss	(48,376)	(11,050)	(37,326)	337.8%	(60,521)	(55,744)	(4,777)	8.6%
Net loss attributable to noncontrolling interest	(18,548)	(7,037)	(11,511)	163.6%	(50,566)	(24,838)	(25,728)	103.6%
Net loss attributable to Pattern Energy	$(29,828)	$(4,013)	$(25,815)	643.3%	$(9,955)	$(30,906)	$20,951	(67.8)%

Total revenue
Total revenue for the three months ended September 30, 2017 was $92.0 million compared to $91.9 million for the three months ended September 30, 2016, an increase of $0.1 million, or approximately 0.1%. The slight increase was primarily attributable to:

•	a $16.5 million increase in electricity sales primarily due to volume increases as a result of our acquisitions in 2017.
This increase in electricity sales was largely offset by:

•	a decrease of $11.6 million due to unfavorable wind condition and availability;

•
a decrease of $3.0 million in electricity sales driven by lower floating prices to sell and higher floating prices to purchase electricity at delivery points under power sales agreements in our Texas markets and other regional market price fluctuations; and

•	a $2.3 million increase in unrealized loss on energy derivative due to an increase in the forward gas price curves when compared to the prior period.
Total revenue for the nine months ended September 30, 2017 was $300.6 million compared to $273.0 million for the nine months ended September 30, 2016, an increase of $27.6 million, or approximately 10.1%. The increase was primarily attributable to:

•	a $31.0 million increase in electricity sales primarily due to volume increases as a result of our acquisitions in 2017 and an increase in PPA contractual volume for Amazon Wind Farm Fowler Ridge;

•	a $5.3 million net increase in electricity sales due to favorable wind conditions offset by lower availability; and

•	a $4.8 million decrease in unrealized losses primarily due to a larger decrease in the change in the forward gas price curves when compared to the prior period.
This increase was largely offset by a decrease of $15.0 million in electricity sales driven by lower floating prices to sell and higher floating prices to purchase electricity at delivery points under power sales agreements in our Texas markets and other regional market price fluctuations.
Cost of revenue
Cost of revenue for the three months ended September 30, 2017 was $93.7 million compared to $75.1 million for the three months ended September 30, 2016, an increase of $18.7 million, or approximately 24.8%. Acquisitions completed in 2017 resulted in increases of $4.3 million in project expense, $8.3 million in depreciation and $7.3 million in transmission costs. These increases were partially offset by a decrease in turbine maintenance expense.
Cost of revenue for the nine months ended September 30, 2017 was $253.3 million compared to $227.8 million for the nine months ended September 30, 2016, an increase of $25.5 million, or approximately 11.2%. Acquisitions completed in 2017 resulted in increases of $6.2 million in project expense, $11.9 million in transmission costs and $13.1 million in depreciation. These increases were partially offset by a $5.5 million decrease in turbine maintenance expense.
Operating expenses
Operating expenses for the three months ended September 30, 2017 were comparable to operating expenses for the three months ended September 30, 2016.
Operating expenses for the nine months ended September 30, 2017 were $42.6 million compared to $34.8 million for the nine months ended September 30, 2016, an increase of $7.8 million, or approximately 22.3%. The increase in operating expenses was primarily attributable to a $3.9 million increase in consulting, legal and audit fees related to control remediation efforts, a $3.2 million increase in related party expenses and a $0.7 million increase in employee related and other expenses.
Other expense
Other expense for the three months ended September 30, 2017 was $37.9 million compared to $13.4 million for the three months ended September 30, 2016, an increase of $24.4 million, or approximately 182.0%. The increase was primarily attributable to:

•
an $8.6 million decrease in earnings in unconsolidated investments, net primarily due to gains recognized in 2016 as a result of the 2016 suspension of equity method accounting for certain of our unconsolidated investments with decreased project income primarily due to unrealized losses on undesignated derivatives;

•	a $7.3 million increase in interest expense primarily due to the issuance of the Unsecured Senior Notes in January 2017 and debt associated with our acquisitions in 2017;

•	a $5.9 million increase in loss on undesignated derivatives, net primarily due to losses from foreign currency hedges; and

•	a $2.2 million increase in realized loss due to the termination of the interest rate swaps at Lost Creek.
Other expense for the nine months ended September 30, 2017 was $59.8 million compared to $62.1 million for the nine months ended September 30, 2016, a decrease of $2.3 million, or approximately 3.7%. Contributing to the decrease in other expense was:

•
a $11.7 million increase in earnings in unconsolidated investments, net primarily due to unrealized gains on undesignated derivatives, the acquisition of Armow in the fourth quarter 2016, increased wind production partially offset by gains recognized in 2016 as a result of the 2016 suspension of equity method accounting for certain of our unconsolidated investments; and

•	an $8.2 million decrease in loss on undesignated derivatives, net primarily due to higher LIBOR curve in the current period compared to the same period in the prior year; partially offset by:

•	a $12.4 million increase in interest expense primarily due to the issuance of the Unsecured Senior Notes in January 2017 and debt associated with our acquisitions in 2017;

•	a $2.3 million increase in transaction costs and accretion expense primarily related to the acquisition of the Broadview Project; and

•	a $2.2 million increase in realized loss due to the termination of the interest rate swaps at Lost Creek.
Tax (benefit) provision
Tax benefit for the three months ended September 30, 2017 was $3.8 million compared to the tax provision of $1.3 million for the three months ended September 30, 2016, a change of $5.2 million. Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income (loss). However, an exception to the general rule is provided within the intraperiod tax allocation rules when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. This exception resulted in a tax benefit for the three months ended September 30, 2017.
Tax provision for the nine months ended September 30, 2017 was $5.5 million compared to the tax provision of $4.0 million for the nine months ended September 30, 2016 an increase of $1.4 million. The tax provision for the nine months ended September 30, 2017 was primarily the result of recording the tax effects on the recognized equity income from operations in unconsolidated investments and local taxes on foreign operations, offset by a tax benefit allocated from the exception to the general rule of intraperiod allocation, as discussed above.
Net loss
Net loss for the three months ended September 30, 2017 was $48.4 million compared to $11.1 million for the same period in the prior year; an increase of $37.3 million or 337.8%. The increase in losses was primarily attributable to:

•	a $18.7 million increase in cost of revenues due to our acquisitions in 2017; and

•
a $24.4 million increase in other expense primarily related to a decrease in earnings in unconsolidated investments, net, an increase in interest expense, an increase in loss on undesignated derivatives, and an increase in realized loss on derivatives.

The decrease to earnings was partially offset by an increase in tax benefit of $5.2 million.
Net loss for the nine months ended September 30, 2017 was $60.5 million compared to $55.7 million for the same period in the prior year; an increase of $4.8 million or 8.6%. The increase in losses was primarily attributable to:

•	a $25.5 million increase in cost of revenues due to our acquisitions in 2017;

•	a $7.8 million increase in operating expenses; and

•	a $1.4 million increase in tax provision.
These increases in net loss were partially offset by increased revenue of $27.6 million and lower other expense of $2.3 million primarily related to an increase in earnings in unconsolidated investments and decreased losses on undesignated derivatives, net.
Noncontrolling interest
The net loss attributable to noncontrolling interest was $18.5 million for the three months ended September 30, 2017 compared to $7.0 million for the three months ended September 30, 2016. The increased loss of $11.5 million was attributable to increased allocations of losses to tax equity projects, including allocations to Broadview which was acquired during the second quarter of 2017.
The net loss attributable to noncontrolling interest was $50.6 million for the nine months ended September 30, 2017 compared to $24.8 million for the nine months ended September 30, 2016. The increased loss of $25.7 million was attributable to increased allocations of losses to tax equity projects, including allocations to Broadview which was acquired during the second quarter of 2017.
Liquidity and Capital Resources
Our business requires substantial liquidity to fund (i) equity investments in our construction projects, (ii) current operational costs, (iii) debt service payments, (iv) dividends to our stockholders, (v) potential investments in new acquisitions, (vi) modifications to our projects, (vii) unforeseen events and (viii) other business expenses. As a part of our liquidity strategy, we plan to retain a portion of our cash flows in above-average wind years in order to have additional liquidity in below-average wind years.
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
The principal indicators of our liquidity are our unrestricted and restricted cash balances and availability under our Revolving Credit Facility and project level facilities. Our available liquidity is as follows (in millions):

September 30, 2017
Unrestricted cash	$91.1
Restricted cash	27.0
Revolving credit facility availability(1)	210.7
Project facilities:
Post construction use	137.4
Total available liquidity	$466.2

(1)	As of November 6, 2017, the amount available on the Revolving Credit Facility is $401.7 million.
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

On October 23, 2017, we completed an underwritten public offering of our Class A common stock. In total, 9,200,000 shares of our Class A common stock were sold at a public offering price of $23.40 per share including 1,200,000 shares purchased by the underwriters to cover over-allotments. Aggregate net proceeds of the equity offering, including the proceeds of the over-allotment option, were approximately $212.1 million after deduction of underwriting discounts, commissions, and transaction expenses.
In June 2017, PSP agreed to cooperate with us on future third-party acquisitions and to support our funding through potential bridge financing for projects under construction.
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
On May 9, 2016, we entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the “Agents”). Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock, par value $0.01 per share, from time to time through the Agents, as our sales agents for the offer and sale of the shares, up to an aggregate sales price of $200 million. We intend to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the nine months ended September 30, 2017, we sold 931,561 shares under the Equity Distribution Agreement; net proceeds under the issuance were $22.5 million and the aggregate compensation paid by the Company to the Agents with respect to such sales was $0.2 million. As of September 30, 2017, approximately $147.5 million in aggregate offering price remained available to be sold under the agreement.
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
Cash Flows
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities, as well as cash available for distribution discussed earlier, to evaluate our periodic cash flow results. Below is a summary of our cash flows for each period (in millions):

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$159.3	$107.4
Net cash provided by (used in) investing activities	(314.8)	6.0
Net cash provided by (used in) financing activities	160.2	(170.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.0	1.8
Net change in cash, cash equivalents and restricted cash	$8.7	$(55.3)
Net cash provided by operating activities
Net cash provided by operating activities was $159.3 million for the nine months ended September 30, 2017 as compared to $107.4 million in the prior year, an increase of $52.0 million, or approximately 48.4%. The increase in cash provided by operating activities was primarily due to a $23.0 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs), increased distributions from unconsolidated investments of $42.7 million and an increase of $19.0 million in payables and accrued liabilities due primarily to the timing of payments; partially offset by increased transmission costs of $11.9 million, increased operating expenses of $7.8 million, and increased interest payments of $10.9 million.

Net cash provided by (used in) investing activities
Net cash used in investing activities was $314.8 million for the nine months ended September 30, 2017, which consisted of $289.3 million in cash paid, net of cash and restricted cash acquired, for our acquisitions completed in 2017, and $44.3 million for capital expenditures, which primarily relates to payments for construction liabilities assumed with our acquisitions completed in 2017, partially offset by $11.2 million in distributions from unconsolidated investments and $7.6 million in reimbursement of interconnection costs.
Net cash provided by investing activities was $6.0 million for the nine months ended September 30, 2016, which consisted primarily of $40.1 million in distributions received from unconsolidated investments, partially offset by $31.6 million for capital expenditures including $20.7 million related to payments for a project that became commercially operable in the fourth quarter of 2015.
Net cash provided by (used in) financing activities
Net cash provided by financing activities for the nine months ended September 30, 2017 was $160.2 million. Net cash provided by financing activities consisted primarily of the following:

•	$350.0 million in proceeds from the issuance of the Unsecured Senior Notes as discussed previously;

•	$377.4 million in proceeds from other long-term debt and the Revolving Credit Facility; and

•	$22.4 million in proceeds from issuances under our at-the-market equity program.
Net cash provided by financing activities was partially offset by:

•	$250.0 million in repayments of the Revolving Credit Facility;

•	$107.9 million of dividend payments;

•	$192.1 million in repayments and termination of long-term debt;

•	$7.8 million in payments for deferred financing costs primarily associated with the issuance of the Unsecured Senior Notes;

•	$14.4 million in payments for the termination of interest rate swaps at Lost Creek; and

•	$13.7 million in distributions to noncontrolling interests.
Net cash used in financing activities for the nine months ended September 30, 2016 was $170.4 million. Net cash used in financing activities consisted primarily of the following:

•	$85.2 million of dividend payments;

•	$11.8 million in distributions to noncontrolling interests;

•	$39.3 million in repayments of debt; and

•	$340.0 million in repayment of the Revolving Credit Facility.
Net cash used in financing activities were partially offset by:

•	$286.6 million of net proceeds from equity issuances, net of expenses; and

•	$20.0 million in proceeds from the Revolving Credit Facility.

Uses of Liquidity
Cash Dividends to Investors
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A common stock. On October 26, 2017, we increased our dividend to $0.4220 per share, or $1.688 per share on an annualized basis, commencing with respect to dividends to be paid on January 31, 2018 to holders of record on December 29, 2017. The following table sets forth the dividends declared on shares of Class A common stock for the periods indicated.

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2017:
Fourth Quarter	$0.4220	October 26, 2017	December 29, 2017	January 31, 2018
Third Quarter	$0.4200	August 3, 2017	September 29, 2017	October 31, 2017
Second Quarter	$0.4180	May 4, 2017	June 30, 2017	July 31, 2017
First Quarter	$0.41375	February 24, 2017	March 31, 2017	April 28, 2017
We established our quarterly dividend level based on a cash available for distribution payout ratio after considering the annual cash available for distribution that we expect our projects will be able to generate and with due regard to retaining a portion of the cash available for distribution to grow our business. We intend to grow our business primarily through the acquisition of operational and construction-ready power projects, which, we believe, will facilitate the growth of our cash available for distribution and enable us to increase our dividend per share of Class A common stock over time. We may in the future raise capital and make investments in new power projects upon or near the commencement of construction of such projects and therefore prior to the expected commencement of operations of the new projects, which could result in a passage of time of twelve or more months before we begin to receive any cash flow contributions from such projects to our cash available for distribution. In connection with these investments, we may increase our dividends prior to the receipt of such cash flow contributions, which would likely cause our payout ratio to temporarily exceed our targeted run-rate payout ratio. However, the determination of the amount of cash dividends to be paid to holders of our Class A common stock will be made by our Board of Directors and will depend upon our financial condition, results of operations, cash flow, long-term prospects and any other matters that our Board of Directors deem relevant. Refer to Item 1A “Risk Factors—Risks Related to Ownership of our Class A Shares—Risks Regarding our Cash Dividend Policy” in our Annual Report on Form 10-K for the year ended December 31, 2016.
We expect to pay a quarterly dividend on or about the 30th day following each fiscal quarter to holders of record of our Class A common stock on the last day of such quarter.
Capital Expenditures and Investments
We expect to make investments in additional projects. As discussed above, on August 10, 2017, we acquired Meikle from Pattern Development 1.0 for $67.4 million of cash paid at closing. On April 21, 2017, we acquired the Broadview Project from Pattern Development 1.0. The total purchase consideration included $214.7 million of cash paid at closing. In addition, we funded an initial investment of $60 million in Pattern Development 2.0 for an approximately 20% initial ownership interest on July 27, 2017.
We also evaluate, from time to time, third-party acquisition opportunities. We believe that we will have sufficient cash and Revolving Credit Facility capacity to complete the funding of future construction commitments we may have, but this may be affected by any other acquisitions or investments that we make. To the extent that we make any such investments or acquisitions, we will evaluate capital markets and other corporate financing sources available to us at the time. In addition, we will make investments from time to time at our operating projects. Operational capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Capital expenditures for the projects are generally made at the project level using project cash flows and project reserves, although funding for major capital expenditures may be provided by additional project debt or equity. Therefore, the distributions that we receive from the projects may be made net of certain capital expenditures needed at the projects. For the year ending December 31, 2017, we have budgeted $4.4 million for operational capital expenditures and $5.5 million for expansion capital expenditures, not including construction liabilities acquired as part of our acquisitions completed in 2017. We will also evaluate participation in future potential capital calls by Pattern Development 2.0.

Contractual Obligations
We have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs. See also Note 8, Debt, and Note 15, Commitments and Contingencies, in the notes to consolidated financial statements for additional discussion of contractual obligations.
As part of our acquisitions completed in 2017, we became party to various agreements and future commitments. The following table summarizes estimates of future commitments related to the various agreements entered into as part of the acquisitions completed in 2017 (in thousands) as of September 30, 2017:

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Project-level debt principal payments	$2,835	$24,876	$26,513	$338,172	$392,396
Project-level interest payments on debt instruments	3,084	22,245	20,788	31,355	77,472
Transmission Service Agreements	6,723	47,200	47,200	543,246	644,369
Payments in lieu of taxes	121	957	818	9,635	11,531
Other	270	1,415	928	3,536	6,149
Operating leases	55	3,460	3,915	57,982	65,412
Service and maintenance agreements	2,728	16,865	8,500	365	28,458
Asset retirement obligations	—	—	—	8,302	8,302
Total	$15,816	$117,018	$108,662	$992,593	$1,234,089
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
Acquisition commitments
On June 16, 2017, we entered into a purchase and sale agreement with Pattern Development 1.0 to purchase (i) a 51% limited partner interest in a newly-formed limited partnership (which will hold 100% of the economic interests in Mont Sainte-Marguerite Wind Farm LP (MSM)), (ii) a 70% interest in Pattern MSM GP Holdings Inc., and (iii) a 70% interest in Pattern Development MSM Management ULC, in exchange for aggregate consideration of CAD $53.0 million (subject to certain adjustments). MSM operates the approximately 143 MW wind farm located near Québec City, Canada.
Investment commitments
On June 16, 2017, we entered into the Second Amended and Restated Agreement of Limited Partnership (A&R PEGH 2 LPA) of PEGH 2. In July 2017, PEGH 2 made a capital call of its new limited partners under the A&R PEGH 2 LPA (the Initial PEGH 2 Capital Call). In connection with the Initial PEGH 2 Capital Call, we made a contribution to PEGH 2 of approximately $60.0 million. As a result of the funding under the Initial PEGH 2 Capital Call and the consummation of certain redemptions, we hold an approximate 20% ownership interest in PEGH 2. Under the A&R PEGH 2 LPA, we have also committed to contribute up to an additional approximately $240.0 million to PEGH 2 in one or more subsequent rounds of financing, which could result in our ownership interest in PEGH 2 increasing to up to approximately 29%. If we elect not to participate in such subsequent rounds of financing, our ownership interest in PEGH 2 may be diluted on a pro rata basis based on fair market value.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Credit Agreements for Unconsolidated Investments
Below is a summary of our proportion of debt in unconsolidated investments, as of September 30, 2017 (in thousands):

	Total Project Debt	Percentage of Ownership	Our Portion of Unconsolidated Project Debt
Armow	$410,096	50.0%	$205,048
South Kent	495,991	50.0%	247,996
Grand	286,205	45.0%	128,792
K2	605,799	33.3%	201,913
PEGH 2	$82,951	20.2%	$16,756
Unconsolidated investments - debt	$1,881,042		$800,505

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
Commodity Price Risk
We manage our commodity price risk for electricity sales primarily through the use of fixed price long-term power purchase agreements with creditworthy counterparties. Our financial results reflect approximately 553,513 MWh of electricity sales during the nine months ended September 30, 2017 that were subject to spot market pricing. A hypothetical increase or decrease of 10% or $1.71 per MWh in the merchant market prices would have increased or decreased revenue by $0.9 million for the nine months ended September 30, 2017.
Interest Rate Risk
As of September 30, 2017, our long-term debt includes both fixed and variable rate debt. As long-term debt is not carried at fair value on the consolidated balance sheets, changes in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments prior to their maturity. The fair market value of our outstanding convertible senior notes, or "debentures," is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our Class A common stock increases and decrease as the market price of our Class A common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent that changes in the fair value of the debentures or value of Class A common stock permit the holders of the debentures to convert into shares. As of September 30, 2017, the estimated fair value of our debt was $2.2 billion and the carrying value of our debt was $2.2 billion. The fair value of variable interest rate long-term debt is approximated by its carrying cost. A hypothetical increase or decrease in market interest rates by 1% would have resulted in a $50.0 million decrease or $54.0 million increase in the fair value of our fixed rate debt.
We are exposed to fluctuations in interest rate risk as a result of our variable rate debt and outstanding amounts due under our Revolving Credit Facility. As of September 30, 2017, $253 million was outstanding under the Revolving Credit Facility. A hypothetical increase or decrease in interest rates by 1% would have a $2.5 million impact to interest expense related to our Revolving Credit Facility for the nine months ended September 30, 2017.

We may use a variety of derivative instruments, with respect to our variable rate debt, to manage our exposure to fluctuations in interest rates, including interest rate swaps. As a result, our interest rate risk is limited to the unhedged portion of the variable rate debt. As of September 30, 2017, the unhedged portion of our variable rate debt was $80.6 million. A hypothetical increase or decrease in interest rates by 1% would have a $0.8 million impact to interest expense for the nine months ended September 30, 2017.
Foreign Currency Exchange Rate Risk
Our wind power projects are located in the United States, Canada and Chile. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. When the U.S. dollar strengthens against foreign currencies, the relative value in revenue earned in the respective foreign currency decreases. When the U.S. dollar weakens against foreign currencies, the relative value in revenue earned in the respective foreign currency increases. A majority of our power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. For the nine months ended September 30, 2017, our financial results included C$40.6 million, or $30.4 million calculated based on the monthly average exchange rate, in Canadian dollar denominated net income, from our Canadian operations. A hypothetical increase or decrease of 10% in exchange rates between the Canadian and U.S. dollar would have increased or decreased net earnings of our Canadian operations by $3.0 million for the nine months ended September 30, 2017.
In January 2015, we established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in our cash flow, which may have an adverse impact to our short-term liquidity or financial condition. For the nine months ended September 30, 2017, we recognized an unrealized loss on foreign currency forward contracts of $5.7 million in loss on undesignated derivatives, net in the consolidated statements of operations. We also recognized a realized loss of $1.4 million in gain (loss) on undesignated derivatives, net in the consolidated statements of operations related to foreign currency forward contracts that matured during the nine months ended September 30, 2017.
As of September 30, 2017, a 10% devaluation in the Canadian dollar to the United States dollar would result in our consolidated balance sheets being negatively impacted by a $36.4 million cumulative translation adjustment in accumulated other comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses previously disclosed under Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016. During the year ended December 31, 2016, our internal control over financial reporting was not effective due to the aggregation of internal control deficiencies related to the implementation, design, maintenance and operating effectiveness of various transaction, process level, and monitoring controls. These deficiencies largely have arisen during fiscal 2016 because of growth of the Company, increases in employee headcount to support growth, and frequent changes in organizational structure that were not adequately supported by elements of our internal control over financial reporting. The deficiencies can be grouped generally as ineffective training programs, accounting policies and procedures, monitoring and management review controls, contract review, and procure-to-pay procedures.
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
Through September 30, 2017, substantial progress has been made and efforts continue to track with management’s overall remediation plan. Throughout the year, management has provided additional training, improved documentation of policies and procedures, and has established a new contract review process.
As a part of its overall plan to remediate the material weaknesses that were identified in the prior year, management has undertaken an extensive effort to redesign certain of its processes and internal controls and to update all documentation related to its system of internal controls. Through September 30, 2017, that redesign and documentation was largely completed and we have confirmed the majority of the redesign through walk-throughs of our redesigned controls.
In completing its assessment of internal control over financial reporting as of December 31, 2017, management will complete all design considerations including those not yet confirmed through walk-throughs and those relating to annual controls performed as part of year-end processes and controls. Through our tests of controls, we will evaluate the operating effectiveness of our internal control over financial reporting as of December 31, 2017.
Change in Internal Control Over Financial Reporting
Other than the steps taken set forth above as a part of our remediation plan, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For example, our 101 MW Santa Isabel project located on the south coast of Puerto Rico sells 100% of its electricity generation including environmental attributes to PREPA under a 20-year PPA. On July 2, 2017, the Financial Oversight and Management Board (or Oversight Board) established pursuant to the Puerto Rico Oversight, Management, and Economic Stability Act (or PROMESA) with oversight authority over the Commonwealth of Puerto Rico and its agencies, including the Puerto Rico Electric Power Authority (or PREPA), filed a voluntary petition for relief for PREPA in the U.S. District Court for the District of Puerto Rico. The petition was filed pursuant to PROMESA thereby commencing a case under Title III thereof which is a specific statutory vehicle that allows the Commonwealth of Puerto Rico and its instrumentalities, such as PREPA, to adjust their debt (similar to a bankruptcy proceeding). We plan to file a notice of appearance in the proceeding as a creditor of PREPA affected by the Title III filing. While PREPA has previously made payments of amounts due under the PPA for production, as of the date of this Quarterly Report on Form 10-Q, PREPA is approximately two weeks late with respect to a payment due under the PPA for certain production prior to Hurricane Maria (see further discussion under the additional risk factor below). No assurances can be given that PREPA will pay such overdue receivable or continue to pay future receivables. Furthermore, under the Title III proceeding, PREPA and the Oversight Board will eventually need to determine whether to assume the PPA or reject the PPA, subject to court approval. A rejection of the PPA and our inability to find satisfactory alternatives for the offtaker of energy produced by the Santa Isabel facility would likely have a material adverse effect on our business prospects, financial condition and results of operations.
The fact of PREPA’s insolvency and its filing under Title III each constituted an event of default under the project’s financing agreement. However, on August 7, 2017, the lender issued a letter withdrawing the event of default associated with the PREPA insolvency. Pursuant to our agreement with the lender, the Santa Isabel project may not make distributions to us until such time as lender consents (lender’s consent will not be unreasonably withheld if PREPA assumes the PPA). Despite such agreement, no assurances can be given that PREPA will determine to assume the PPA, will not take actions that separately constitute an event of default under our financing agreement, or that Santa Isabel will be able to remain current with respect to its payments under the financing agreement (see further discussion under the additional risk factor below). In any such event, another event of default under the financing agreement would occur and no assurances can be given that the lender would agree to a further withdrawal, waiver or other standstill of any such other event of default, or the lender would not otherwise decide in such circumstance to accelerate and declare the entire amount of debt under the financing agreement immediately due and payable. Even though the

Santa Isabel financing agreement is non-recourse to us, it is secured by the Santa Isabel project and any an exercise of remedies by the lender could have a material adverse effect on our business prospects, financial condition and results of operations.
Our Santa Isabel project in Puerto Rico has been shut-in as a result of Hurricane Maria.
On September 20, 2017, Hurricane Maria, a category 4 hurricane, made direct landfall on Puerto Rico and caused substantial damage to PREPA’s electricity transmission and distribution assets. PREPA declared a force majeure under the PPA with respect to its assets, relieving it of its obligations to perform substantially all of its obligations under the PPA, excluding its obligation to make payments thereunder. While initial indications are that our equipment did not suffer significant damage, we are still completing an assessment and could still find damage that has not yet been identified which could compromise the ability of the facility to operate. In addition, to date PREPA has demanded a completed inspection and a technical report prior to allowing our facility to receive backfeed electrical service or begin generating. It is uncertain what conditions PREPA will place on our return to service in terms of timeline or output restrictions, and this could have a material impact on our ability to generate revenues at the facility for an indeterminate amount of time into the future.
As indicated in the preceding risk factor, PREPA is approximately two weeks late with respect to a payment due under the PPA for production prior to Hurricane Maria. In addition to such outstanding receivable amounting to $2.3 million, an additional receivable of $0.4 million for production prior to the hurricane is due and expected in mid-to-late November. While these payments are not relieved under the force majeure, no assurances can be given that PREPA will pay these receivables or any future receivables. PREPA’s failure to make payments when due (after an applicable cure period) may constitute an event of default under the Santa Isabel financing agreement and subject us to the risks of such default described in the preceding risk factor which may materially adversely affect the value of the Santa Isabel project and could have a material adverse effect on our business prospects, financial condition and results of operations. Further, given the current condition of PREPA’s transmission and distribution assets and the logistical complexity associated with remediating the damage, no assurances can be given as to when the force majeure under the PPA will abate and PREPA’s performance will resume under the PPA, or how the disruption will affect PREPA’s bankruptcy-like proceedings under Title III of the PROMESA described in the preceding risk factor.
Our projects rely on interconnections to transmission lines and other transmission facilities that are owned and operated by third parties which exposes us to risks. Our projects are also exposed to interconnection and transmission facility development and curtailment risks, which may delay the completion of any construction projects or reduce the return to us on those investments.
Our projects depend upon interconnection to electric transmission lines owned and operated by regulated utilities to deliver the electricity we generate. A failure or delay in the operation or development of these interconnection or transmission facilities could result in our losing revenues because such a failure or delay could limit the amount of power our operating projects deliver or delay the completion of any construction projects. For example, in late October 2017, Arizona Public Service, one of the transmission service providers the Broadview project utilizes to transmit power from New Mexico to California, provided notice that the substation to which the project is required to deliver power under its PPA would be shut down for approximately 60 days for maintenance. While we have taken steps to mitigate the transmission outage at the delivery substation, including making alternative transmission arrangements to deliver power at an alternative substation through alternative short term transmission and revenue arrangement, no assurances can be given that the revenues produced from such alternative arrangements will be equivalent to the revenues that would have been generated had such transmission outage not occurred. Furthermore, there are risks associated with each of the individual alternative arrangements we have made to mitigate the transmission outage, such as possible curtailment risks on the alternative transmission arrangements or pricing risks in the merchant power market, which could adversely affect the overall efficacy of our mitigation efforts. Any sustained transmission outage at the delivery substation or failure in our mitigation efforts, individually or in aggregate, could have a material adverse effect on our business prospects, financial condition and results of operation.
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

10.11
Amended and Restated Limited Partnership Agreement among Pattern Canada Finance Company ULC, Vertuous Energy Canada Inc. and Meikle Wind Energy Corp. dated as of August 10, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 14, 2017).

10.12
Shareholders Agreement among Pattern Canada Finance Company ULC, Vertuous Energy Canada Inc. and Meikle Wind Energy Corp. dated as of August 10, 2017 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 14, 2017).

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

Pattern Energy Group Inc.

Dated:	November 9, 2017	By:	/s/ Michael J. Lyon
Michael J. Lyon
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)