Form 10-K
period 2017-12-31
Pattern Energy Group Inc.
filed 2018-03-01
CIK 1561660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the registrant based upon the last trading price of the registrant’s Class A common stock as reported on the NASDAQ Global Select Market on June 30, 2017 was approximately $1,656,909,633. This excludes 18,136,573 shares of Class A common stock held by directors, officers, Pattern Renewables LP and certain of its affiliates, and Public Sector Pension Investment Board. Exclusion of shares does not reflect a determination that persons are affiliates for any other purpose.
The registrant’s Class A common stock is listed on the NASDAQ Global Select Market and on the Toronto Stock Exchange under the symbol "PEGI".
On February 23, 2018, the registrant had 97,865,865 shares of Class A common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders (the "2018 Proxy Statement") are incorporated by reference into Part III of this Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•
public response to and changes in the local, state, provincial and federal regulatory framework affecting renewable energy projects, including those related to taxation, the U.S. federal production tax credit (PTC), investment tax credit (ITC) and potential reductions in Renewable Portfolio Standards (RPS) requirements;

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
Currency Information
In this Form 10-K, reference to "C$" and "Canadian dollars" are to the lawful currency of Canada, references to "JPY" and Japanese Yen are to the lawful currency of Japan and references to "$", "US$" and "U.S. dollars" are to the lawful currency of the United States. All dollar amounts herein are in U.S. dollars, unless otherwise noted.
MEANING OF CERTAIN REFERENCES
Unless the context provides otherwise, references herein to "we," "our," "us," "our company" and "Pattern" refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries. In addition, unless the context requires otherwise, any reference in this Form 10-K to:

•	"FERC" refers to the U.S. Federal Energy Regulatory Commission;

•	"FIT" refers to feed-in-tariff regime;

•	"FPA" refers to the Federal Power Act;

•	"GPI" refers to Green Power Investment Corporation;

•
"Identified ROFO Projects" refers to projects that we have identified as development projects, owned by either of the Pattern Development Companies and subject to our Project Purchase Rights. See Identified ROFO Projects list in Item 1. Business;

•	"IPPs" refers to independent power producers;

•	"ISOs" refers to independent system organizations, which are organizations that administer wholesale electricity markets;

•	"ITCs" refers to investment tax credits;

•	"kWh" refers to kilowatt hour

•	"Multilateral Management Services Agreement" (MSA) refers to the amended and restated multilateral services agreement between us and each of the Pattern Development Companies;

•	"MW" refers to megawatts;

•	"MWh" refers to megawatt hours;

•
"Non-Competition Agreement" refers to the second amended and restated non-competition agreement between us and each of the Pattern Development Companies in which we and each of the Pattern Development Companies have agreed to various arrangements with respect to how we may and may not compete with each other;

•	"Pattern Development Companies" refers collectively to Pattern Development 1.0 and Pattern Development 2.0 and their respective subsidiaries ;

•
"Pattern Development Purchase Rights" refer collectively to our right to acquire Pattern Development 1.0 or substantially all of its assets, as contemplated by the Amended and Restated Purchase Rights Agreement between us and Pattern Development 1.0 (Pattern Development 1.0 Purchase Right) and to our right to acquire Pattern Development 2.0 or substantially all of its assets, as contemplated by the Amended and Restated Purchase Rights Agreement between us and Pattern Development 2.0 (Pattern Development 2.0 Purchase Right);

•	“Pattern Development 1.0” refers to Pattern Energy Group LP, a Delaware limited partnership, and, where the context so requires, its subsidiaries (excluding us);

•
“Pattern Development 2.0” refers to Pattern Energy Group 2 LP, a Delaware limited partnership, and, where the context so requires, its subsidiaries. We hold an approximate 21% ownership interest in Pattern Development 2.0;

•	"PSAs" or "power sale agreements" refer to PPAs and/or hedging arrangements, as applicable;

•	"PPAs" refer to power purchase agreements;

•
"Project Purchase Rights" refers collectively to our right of first offer with respect to power projects that Pattern Development 1.0 decides to sell, as contemplated by the Amended and Restated Purchase Rights Agreement between us and Pattern Development 1.0, and our right of first offer with respect to power projects that Pattern Development 2.0 decides to sell, as contemplated by the Amended and Restated Purchase Rights Agreement between us and Pattern Development 2.0 (in each case including any Identified ROFO Projects);

•	"PSP Investments" refers to the Public Sector Pension Investment Board;

•
"Purchase Rights" refers collectively to the Project Purchase Rights, and the Pattern Development Purchase Rights, as contemplated by the Amended and Restated Purchase Rights Agreement between us and Pattern Development 1.0 and the Amended and Restated Purchase Rights Agreement between us and Pattern Development 2.0;

•	"RECs" refers to renewable energy credits;

•	"Riverstone" refers to Riverstone Holdings LLC;

•	"ROFO" refers to right of first offer;

•	"RPS" refers to Renewable Portfolio Standards; and

•	"Sarbanes-Oxley Act" refers to the Sarbanes-Oxley Act of 2002.

PART I
Item 1.    Business

Overview
We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business.
We hold interests in 25 wind and solar power projects, including projects we have committed to acquire, with a total owned capacity of 2,942 MW in the United States, Canada, Japan and Chile that use proven and best-in-class technology. Each of our projects has contracted to sell all or a majority of its output pursuant to long-term, fixed-price power sale agreements (PSAs), some of which are subject to price escalation. Ninety-two percent of the electricity to be generated by our projects will be sold under our PSAs which have a weighted average remaining contract life of approximately 14 years as of December 31, 2017.
We were organized in the state of Delaware in October 2012. We issued 100 shares in October 2012 to Pattern Renewables LP, a 100% owned subsidiary of Pattern Development 1.0 and subsequently in October 2013 conducted an initial public offering.
Our Relationship with the Pattern Development Companies
Pursuant to the MSA, certain of our executive officers, including our Chief Executive Officer, also are shared executives of the Pattern Development Companies and devote their time to both us and the Pattern Development Companies as is prudent in carrying out their executive responsibilities and fiduciary duties. In December 2016, certain investment funds managed by Riverstone Holdings LLC, which own interests in Pattern Development 1.0, engaged in a transaction in which (a) certain assets of Pattern Development 1.0 consisting principally of early and mid-stage U.S. development assets (including the Grady, Stillwater Big Sky, Crazy Mountain and Ishikari projects which are Identified ROFO Projects) were transferred to a newly formed entity, Pattern Development 2.0, and (b) Pattern Development 1.0 retained the remainder of its assets consisting principally of the other Identified ROFO Projects, non-U.S. development assets, and its ownership interest in our Class A common stock. The purpose of the transaction was to facilitate additional long-term capital raises by Pattern Development 2.0 to support the growth in the development pipeline. We also entered into other agreements with Pattern Development 2.0 which were amended and restated in June 2017 and relate to the relationships among us and the Pattern Development Companies, including relating to purchase rights, service agreements and competition.
In 2017, we acquired approximately 21% ownership of Pattern Development 2.0. In February 2018, we made an additional contribution of $35.2 million pursuant to a Pattern Development 2.0 capital call, of which approximately $27 million was used toward Pattern Development 2.0's purchase of GPI. We have also committed to contribute up to an additional $197.5 million to Pattern Development 2.0 in one or more subsequent rounds of financing, which could result in our ownership interest in Pattern Development 2.0 increasing up to 29%. If we do not participate in such subsequent rounds of financing, our ownership interest in Pattern Development 2.0 may be diluted on a pro rata basis based on fair market value.
As of December 31, 2017, Pattern Development 1.0 owned approximately 7.5% of our outstanding Class A common stock. Our continuing relationship with the Pattern Development Companies provides us with access to a pipeline of acquisition opportunities. We believe the Pattern Development Companies’ focus on project development combined with our Project Purchase Rights will complement our acquisition strategy, which focuses on the identification and acquisition of operational and construction-ready power projects and investment in development companies.
Our Relationship with PSP Investments
In June 2017, we entered into a strategic joint venture agreement with PSP Investments. The joint venture agreement provides that PSP Investments has the right to co-invest alongside us, up to an aggregate amount of approximately $500 million, in energy projects we may acquire from the Pattern Development Companies, cooperate with us to complete third-party acquisitions (including possibly arranging for or providing bridge loans and construction financing), and we may add a person that has been designated by PSP Investments to our board of directors. In 2017, we, together with PSP Investments, acquired the Meikle Wind Energy Project from Pattern Development 1.0. In addition, in 2017, we sold a portion of our interest in the Panhandle 2 wind project to PSP Investments. This relationship provides us the ability to increase our portfolio with limited capital investment. In 2018, we expect to acquire Mont Sainte-Marguerite (MSM), together with PSP Investments from Pattern Development 1.0. PSP Investments is also an investor in Pattern Development 2.0. Additionally, in June 2017, PSP Investments acquired 8.7 million shares, or approximately 9.9%, of our outstanding Class A common stock from Pattern Development 1.0 and an additional 0.6 million shares from the Company's public offering that occurred on October 23, 2017.

Structure of Our Company

Certain employees and management of our company (1)
Certain investment funds managed by Riverstone Holdings, LLC
Pattern Energy Group Holdings LP
Pattern Development 1.0
Public investors and management
8%
92%
Pattern Energy Group Inc.
21%
Pattern Chile Holdings LLC
Pattern Canada Operations Holdings ULC
Pattern US Operations Holdings LLC
Pattern Energy Group Holdings 2 LP
Pattern Canada Finance Company ULC
Borrowers under our revolving credit facility
Pattern US Finance Company LLC
Pattern Development 2.0
Pattern Finance Chile SpA
70%
El Arrayan (Chile)
St. Joseph (Manitoba)
50%
South Kent (Ontario)
45%
Grand (Ontario)
33%
K2 (Ontario)
50%
Armow (Ontario)
51%
Meikle (British Columbia)
Panhandle 1 (Texas)
79%
Panhandle 2 (Texas)
41%
Post Rock (Kansas)
60%
Logan's Gap (Texas)
82%
Amazon Wind (Indiana)
65%
Broadview Project (New Mexico/ Texas)
Broadview 84%
Western Interconnect 99%
Hatchet Rigde (California)
Ocotillo (California)
Gulf Wind (Texas)
Santa Isabel (Puerto Rico)
Lost Creek (Missouri)
Spring Valley (Nevada)
LEGEND
Corporate
Holding Company
Project Company

(1) These funds and these employees hold indirect interests

(2) Additional intermediate holding companies omitted from chart

Industry
Wind and solar power have been two of the fastest growing sources of electricity generation in North America and globally over the past decade. In 2016, growth in solar photovoltaic (PV) capacity was larger than any other form of generation with 75 gigawatts (GW) of solar installed, bringing the installed PV capacity to 303 GW worldwide and representing 1.8% of global electricity demand. In 2017, global installed wind capacity grew by nearly 11%, bringing the global total to 540 GW. Projections by the International Energy Agency indicate renewable energy will continue to grow at a faster rate than fossil fuels over the next two decades.
Growth in the industry is largely attributable to the increasing cost competitiveness of wind and solar energy relative to other power generation technologies and public support for renewable energy driven by energy security and environmental concerns. The 11th annual report by Lazard on the levelized cost of energy (LCOE) for electricity-generating technologies shows renewables are the cheapest available sources of electricity even without government incentives. Globally, the LCOE for both utility-scale solar PV and onshore wind technologies are down approximately 6% from 2016. This is a trend confirmed by similar analyses of wind and solar costs by the Lawrence Berkeley National Laboratory.
Given increased demand, falling costs, and the inherent stability of the cost of renewable energy sources, we believe that our markets present substantial growth opportunities. We require a relatively small share of a very large market to meet our growth objectives, and we believe we will achieve growth through the acquisition of operational and construction-ready projects from the Pattern Development Companies and other third parties.
Our Current Markets
The United States remains the second largest growth market for renewables in the world. In 2016, total wind power capacity in the United States reached 82,634 MW, representing 8% of installed capacity and approximately 6% of total electricity demand. Solar energy capacity reached 41,825 MW, representing 4% of installed capacity and 1% of total electricity demand. Government incentives contribute to the competitiveness of renewable energy by providing accelerated depreciation, tax credits for a portion of the development costs, decreasing the costs associated with developing, and creating demand for renewable energy assets through state renewable portfolio standard (RPS) programs. Additionally, demand has been increasing from commercial and industrial customers, such as major consumer brands and universities, and from the voluntary utility market. Nearly half of Fortune 500 companies and 63% of Fortune 100 companies have at least one climate or clean energy target. The Energy Information Administration expects these demand drivers to push renewable energy to 18% of electricity sales by 2030. State RPSs, specifically, are expected to drive an annual average increase of 4 GW of installed renewables capacity, with 18 GW added by 2020 and 55 GW by 2030.
The Canadian wind power industry has experienced dramatic growth in recent years, with installed capacity growing by an average of 15% per year during the last five years. According to Bloomberg New Energy Finance, installed wind power was 12,108 MW at the end of 2016, representing 9% of installed capacity in the country and 3% of energy generation. Clean energy policy occurs mostly at the provincial level. Alberta’s new Renewable Electricity Program is expected to drive development of at least 4,000 MW of new wind energy capacity by 2030, contributing to the expectation that demand met by renewable sources will triple from 9% today to 30% during this timeframe. Saskatchewan aims to have wind energy meet 30% of its electricity generating capacity by 2030, adding about 1,600 MW of new wind capacity.
In February 2018, we entered the Japan renewable energy market by committing to the acquisition of three wind projects, two of which are under construction, and two solar projects for a total owned capacity of 206 MW in Japan. In addition, we increased our investment in Pattern Development 2.0 in connection with its acquisition of a controlling interest in Green Power Investments (GPI), a well-established operating and development management team in Japan. Roughly 15% of Japan’s power needs were met by renewable energy in 2016. Wind and solar energy accounted for 6% of total generation and 18% of installed capacity, with 3,230 MW of wind power and 45,596 MW of solar power. Following the nuclear meltdown at the Fukushima Daiichi plant in 2011, the Japanese government has placed a greater emphasis on the development of renewable resources, aiming to have 22 to 24% of Japan's power generated by renewable energy by 2030. This effort was supported by the introduction of a Feed-in-Tariff (FIT) program in 2012 that offered fixed-term, fixed-price contracts for up to 20 years to renewable power projects. Recently, the fixed-price for large solar projects has been replaced with a reverse auction system that has a bid floor set at Japanese Yen (JPY) 21 per kWh. The tariff prices for wind power remain fixed until March 2020, with an onshore wind tariff of JPY21 per kWh and an offshore wind tariff of JPY36 per kWh. As such, there remains a strong incentive for continued investment in the Japanese renewables market.
At the end of 2016, renewables represented 12% of all generation, with wind and solar representing 6% of generation in Chile. There was a total of 1,159 MW of wind power and 1,612 MW of solar power, totaling 12% of Chile’s installed capacity. Chile introduced a time sub-block system for power auctions in 2014, which creates opportunities for wind and solar to take advantage of the times of the day when available natural resources match the country’s energy needs. Mining operations in the country are energy-intensive and represent a large source of demand. The copper industry alone accounted for 29% of total energy generated in 2015. Relief from curtailment of renewables that has occurred since 2015 is expected in 2018 from the interconnection of Chile’s largest two system operators.

Our Developing Markets
The Pattern Development Companies are actively working in Mexico, and we expect to add Mexican projects to the Identified ROFO Projects list in the future. Mexico’s Congress has enacted sweeping reforms to its electric generation industry in recent years, opening new opportunities for private investment in generation and creating a mandate to obtain at least 35% of its generation from clean sources by 2024. The Ministry of Energy estimates an additional 13.41 GW of wind and solar during this period, representing an average annual addition of 871 MW per year for wind power and 804 MW per year for solar. The government expects energy demand to increase 2.9% annually over the next fifteen years. In this period, wind is expected to grow by 13 GW and solar by 8 GW. At the end of 2016, wind and solar energy accounted for 3% of total generation and 5% of installed capacity, with 3,468 MW of wind power and 349 MW of solar power.
The map below provides a depiction of our projects and Identified ROFO Projects geographically:

Canada
United States
Mexico
Meikle
St. Joseph
Stillwater Big Sky
Crazy Mountain
Henvey Inlet
Mont Sainte-Marguerite
Armow
K2
Grand Renewable
Belle River
North Kent
South Kent
Amazon Wind Farm (Fowler)
Hatchet Ridge
Spring Valley
Lost Creek
Post Rock
El Cabo
Grady
Panhandle 1&2
Broadview 1 & 2
Ocotillo
Logan's Gap
Gulf Wind
Santa Isabel
Pattern Energy Projects (1)
IROFO Projects
Japan
Ishikari
Tsugaru
Sumita
Kanagi
Futtsu Solar
Otsuki
Ohorayama
Chile
Conejo Solar
El Arrayan

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
Our Business Strategy
To achieve our financial objectives while adhering to our core values, we intend to execute the following business strategies:
Maintaining and Increasing the Value of Our Projects
We intend to efficiently operate our projects to meet projected revenue and cash available for distribution. We expect to maximize the long-term value of our projects by focusing on value-oriented project availability (by ensuring our projects are operational when the wind is strong and power sale agreement prices are at their highest) and by regularly scheduled and preventative maintenance. We believe that good operating performance begins with a long-term maintenance program for our equipment. We also seek to improve performance or lower operating costs by working closely with our equipment vendors and considering contracting with third parties for maintenance, when appropriate.
We believe it is important to employ our own personnel in aspects of our business that we deem critical to the value of our projects. We have entered into revised long-term turbine manufacturer service arrangements at certain of our projects pursuant to which the turbine manufacturer will continue to provide routine and corrective maintenance service, but we would become responsible for a portion of the maintenance and repairs, including on major component parts. We expect to continue entering into similar arrangements at other projects in the future. We employ on-site personnel, maintain a 24/7 operations control center to monitor our projects and control all critical aspects of commercial asset management.
Selectively Growing Our Business
Our strategy for growth is focused on the acquisition of operational and construction-ready power projects from the Pattern Development Companies and other third parties that, together such measured investments into the development business, we believe will contribute to the growth of our business and enable us to increase our dividend per share of Class A common stock over time. We expect that projects we may acquire in the future will represent a logical extension of our existing business and be consistent with our risk profile, and that any incremental assumption of risk will require commensurate expectations of higher returns. As a result, our near-term growth strategy will remain focused on largely contracted cash flows with creditworthy counterparties and operating or in-construction projects.
We expect that opportunities will continue to arise from our relationship with the Pattern Development Companies, which provide us with the opportunity to acquire projects as they develop, construct and achieve commercial operations at these projects. Additionally, the investment in Pattern Development 2.0 supports growth in Pattern Development 2.0's development pipeline.
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
The foundation of our capital structure is built on project finance arrangements intended to ensure risk segmentation across our large project portfolio, and our practice has been to structure our project finance arrangements comprised of a mix of debt, tax equity and equity to conform to investment grade-like credit standards. Specifically, we seek to structure our project finance arrangements to:

•	match assets with liabilities based on a project’s off-take tenor and currency denomination;

•	fix or hedge project debt on a long-term basis;

•	amortize our third party project finance capital within the tenor of the off-take arrangement; and

•	apply conservative debt service coverage or tax equity structuring standards.

Our project capital structure is supplemented with a corporate capital layer that primarily relies on equity capital. Our corporate indebtedness, which includes unsecured senior notes with an aggregate principal amount of $350.0 million which we issued in January 2017 (the 2024 Unsecured Senior Notes), is modest, and intended to ensure broad capital access. In addition, our strategic partnership with PSP Investments is intended to expand capital access and improve flexibility in managing capital requirements.
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

Competition
We compete with other wind and solar power, infrastructure funds and renewable energy companies, as well as conventional power companies, to acquire profitable construction-ready and operating projects. In addition, competitive conditions may be substantially affected by various forms of energy legislation and regulation considered from time to time by federal, state, provincial and local legislatures and administrative agencies.
Competitive Strengths
We believe we compete with other industry participants by having high quality projects which are positioned to generate stable long-term cash flows which in turn give us access to low-cost project-level debt and strong stakeholder relationships. Some of the key attributes of our projects include long-term fixed priced power sale agreements, a geographically diverse market with varying wind and solar regimes and regulatory environment; and state-of-the-art wind turbines and solar panels. Further contributing to our competitive strength is our approach to project selection which focuses on the acquisition of projects that are operational and have long term power sales agreements with creditworthy counterparties. We believe our relationship with the Pattern Development Companies provides us with access to a pipeline of acquisition opportunities that also supplements our competitive strengths. Pattern Development 1.0's ownership interest in us is 7.5%.
Our Projects
We hold interests in 25 wind and solar power projects, including projects which we have committed to acquire, with a total owned capacity of 2,942 MW in the United States, Canada, Japan and Chile that use proven and best-in-class technology. Each of our projects has contracted to sell all or a majority of its output pursuant to long-term, fixed-price PSAs, some of which are subject to price escalation. Each of our projects has gone through a rigorous vetting process to meet our investment and our lenders’ financing criteria. As a result, our projects generally have the following characteristics:

•	multi-year on-site wind and solar data analysis tied to one or more long-term wind and solar energy reference sources;

•	long-term PSAs designed to ensure a predictable revenue stream;

•	contractually secured real estate property and easement rights for a period well in excess of the project’s expected useful life and contractual obligations;

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

•
an operations and maintenance service program based on our own on-site personnel and central operations management as well as equipment warranties (for at least the first two years of operation) and service arrangements with qualified providers experienced in wind and solar project maintenance (including in some instances our internal operations group); and

•	safety, environmental and community programs to support our existing projects and relationships in the communities in which we operate.

The following table provides an overview of our wind and solar projects:

Operating Project	Location	Commencement of Commercial Operations	Rated Capacity in MW(1)	Our Owned Capacity(2)	Type	Contracted Volume(3)	Counterparty	Counterparty Credit Rating(4)	Contract Expiration
Hatchet Ridge	California	2010	101	101	PPA	100%	Pacific Gas & Electric	A-/A2	2025
Ocotillo	California	2012(5)	265	265	PPA	100%	San Diego Gas & Electric	A/A1	2033
Spring Valley	Nevada	2012	152	152	PPA	100%	NV Energy	A/Baa2	2032
Gulf Wind	Texas	2009	283	283	Hedge	58%	Morgan Stanley	BBB+/A3	2019
Panhandle 1	Texas	2014	218	172	Hedge	80%	Citigroup Energy Inc.	BBB+/Baa1	2027
Panhandle 2	Texas	2014	182	75	Hedge	80%	Morgan Stanley	BBB+/A3	2027
Logan's Gap	Texas	2015	200	164	PPA	58%	Wal-Mart Stores, Inc.	AA/Aa2	2025
Logan's Gap					Hedge	17%	Merrill Lynch Commodities, Inc.	A-/A3	2028
Post Rock	Kansas	2012	201	120	PPA	100%	Westar Energy, Inc.	BBB+/Baa1	2032
Lost Creek	Missouri	2010	150	150	PPA	100%	Associated Electric Cooperative, Inc.	AA/A1	2030
Amazon Wind	Indiana	2015	150	116	PPA	100%	Amazon.com, Inc.	AA-/Baa1	2028
St. Joseph	Manitoba	2011	138	138	PPA	100%	Manitoba Hydro	A+/Aa2	2039
Santa Isabel	Puerto Rico	2012	101	101	PPA	100%	Puerto Rico Electric Power Authority	D/Ca	2037
El Arrayán	Chile	2014	115	81	Hedge	74%	Minera Los Pelambres	NA	2034
Grand	Ontario	2014	149	67	PPA	100%	Independent Electricity System Operator(7)	NA/Aa2	2034
South Kent	Ontario	2014	270	135	PPA	100%	Independent Electricity System Operator(7)	NA/Aa2	2034
K2	Ontario	2015	270	90	PPA	100%	Independent Electricity System Operator(7)	NA/Aa2	2035
Armow	Ontario	2015	180	90	PPA	100%	Independent Electricity System Operator(7)	NA/Aa2	2035
Broadview	New Mexico	2017	324	272	PPA	100%	Southern California Edison	BBB+/A2	2037
Meikle	British Columbia	2017	179	91	PPA	100%	BC Hydro	NA/Aaa	2042
Mont Sainte-Marguerite (6)	Quebec	2018	143	73	PPA	100%	Hydro-Quebec	NA/Aa2	2043
Futtsu Solar (8)	Japan	2016	29	29	PPA	100%	TEPCO Energy Partner	Ba2	2036
Kanagi Solar (8)	Japan	2016	10	10	PPA	100%	Chugoku Electric Power Company	A3	2036
Otsuki (8)	Japan	2006	12	12	PPA	100%	Shikoku Electric Power Company	A-	2026
Ohorayama (8)	Japan	2018	33	33	PPA	100%	Shikoku Electric Power Company	A-	2038
Tsugaru (8)	Japan	2020	122	122	PPA	100%	Tohoku Electric Power Company	Unrated	2040
			3,977	2,942

(1)
Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of weather and other conditions, a project will not operate at its rated capacity at all times and the amount of electricity generated may be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors.

(2)	Owned capacity represents the maximum, or rated, electricity generating capacity of the project in MW multiplied by our percentage ownership interest in the distributable cash flow of the project.

(3)	Represents the approximate percentage of a project’s total estimated average annual MWh of electricity generation contracted under power purchase agreements or hedge arrangements.

(4)	Reflects the counterparty’s or counterparty guarantor's corporate credit ratings issued by either Standard and Poor's (S&P) or Moody’s, or both S&P and Moody's, as of December 31, 2017.

(5)	In 2013, 42 MW of owned capacity was added to our owned capacity.

(6)	In June 2017, we committed to acquire from Pattern Development 1.0 a 51% interest in MSM, a 143MW wind power project.

(7)	Independent Electricity System Operator (IESO) acts as the settlement agent under the respective PPA

(8)	In February 2018, we committed to acquire 206 MW of owned capacity in wind and solar power projects in Japan from Pattern Development 1.0 and GPI.
Identified Right of First Offer Projects
Our continuing relationship with the Pattern Development Companies provides us with access to a pipeline of acquisition opportunities. Currently, the Pattern Development Companies have a more than a 10 GW pipeline of development projects, which are subject to our right of first offer. We target achieving a total owned or managed capacity of 5,000 MW by year end 2020 through a combination of acquisitions from the Pattern Development Companies and other third parties capitalizing on the large and fragmented global renewable energy market. Our business is primarily focused in the U.S., Canada, Japan, and Chile; however, we expect opportunities in Mexico will form part of our growth strategy.
Below is a summary of the Identified ROFO Projects that we expect to acquire from Pattern Development 1.0 and Pattern Development 2.0 in connection with our Project Purchase Rights:

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development Companies Owned (4)
Pattern Development 1.0 Projects
Conejo Solar(5)	Operational	Chile	2015	2016	PPA	104	104
Belle River	Operational	Ontario	2016	2017	PPA	100	43
El Cabo	Operational	New Mexico	2016	2017	PPA	298	125
North Kent	Operational	Ontario	2017	2018	PPA	100	35
Henvey Inlet	In construction	Ontario	2017	2019	PPA	300	150
Pattern Development 2.0 Projects
Stillwater Big Sky	Late stage development	Montana	2017	2018	PPA	79	67
Crazy Mountain	Late stage development	Montana	2017	2019	PPA	80	68
Grady	Late stage development	New Mexico	2018	2019	PPA	220	188
Sumita	Late stage development	Japan	2019	2021	PPA	100	55
Ishikari	Late stage development	Japan	2019	2022	PPA	100	100
						1,481	935

(1)	Represents year of actual or anticipated commencement of construction.

(2)	Represents year of actual or anticipated commencement of commercial operations.

(3)
Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of weather and other conditions, a project will not operate at its rated capacity at all times and the amount of electricity generated may be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors.

(4)
Pattern Development Companies-Owned capacity represents the maximum, or rated, electricity generating capacity of the project in MW multiplied by Pattern Development 1.0's or Pattern Development 2.0's percentage ownership interest in the distributable cash flow of the project.

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

Government Incentives and Tax Credits
Renewable energy sources in the United States have benefited from various federal and state governmental incentives, such as production tax credits and investment tax credits. Production tax credits and investment tax credits for wind energy on the federal level were extended in December of 2015, under the Consolidated Appropriations Act which extended the expiration date for tax credits for wind facilities commencing construction, with a five-year phase-down beginning for wind projects commencing construction after December 31, 2014.
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
Most of our interest rate exposure is hedged either through fixed-rate debt arrangements or hedging of floating rate loans. We enter into interest rate hedging agreements to convert floating-rate debt to fixed-rate debt for some of our projects, usually at the time we close construction or term financing of a project. We also monitor our corporate-level interest rate exposure and may, from time to time, enter into interest rate hedges to mitigate our exposure.
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
Geographic information
The table below provides information about our consolidated operations by country. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located (in thousands):

	Revenue			Property, Plant and Equipment, net
	Year ended December 31,			December 31,
	2017	2016	2015	2017	2016	2015
United States	$315,642	$285,187	$258,542	$3,121,387	$2,652,122	$2,791,259
Canada	62,063	39,207	39,178	550,183	177,093	184,115
Chile	33,639	29,658	32,111	293,551	305,947	319,246
Total	$411,344	$354,052	$329,831	$3,965,121	$3,135,162	$3,294,620
Customers
We sell our electricity and RECs primarily to local utilities under long-term, fixed-price PPAs or, in limited instances, local liquid ISO markets. For the year ended December 31, 2017, San Diego Gas & Electric was our only significant customer representing 13.4% of our total revenue.

Suppliers
There are a limited number of renewable equipment suppliers; however, we believe that current manufacturing capacity is adequate. Our equipment supply strategy is largely based on maintaining strong relationships with leading equipment suppliers to secure our supply needs.

Project	Supplier	Number of Turbines/Panels	Equipment Type
Hatchet Ridge	Siemens-Gamesa	44	SWT-2.3-93
Ocotillo	Siemens-Gamesa	112	SWT-2.3-108
Spring Valley	Siemens-Gamesa	66	SWT-2.3-101
Gulf Wind	Mitsubishi	118	MWT 95/2.4
Panhandle 1	General Electric	118	1.85 - 87
Panhandle 2	Siemens-Gamesa	79	SWT-2.3-108
Logan’s Gap	Siemens-Gamesa	87	SWT-2.3-108
Post Rock	General Electric	134	1.5-82.5
Lost Creek	General Electric	100	1.5-82.5
Amazon Wind	Siemens-Gamesa	65	SWT-2.3-108
St. Joseph	Siemens-Gamesa	60	SWT-2.3-101
Santa Isabel	Siemens-Gamesa	44	SWT-2.3-108
El Arrayán	Siemens-Gamesa	50	SWT-2.3-101
Grand	Siemens-Gamesa	67	SWT-2.3-101
South Kent	Siemens-Gamesa	124	SWT-2.3-101
K2	Siemens-Gamesa	140	SWT-2.3-101
Armow	Siemens-Gamesa	91	SWT-2.3-101
Broadview	Siemens-Gamesa	141	SWT-2.3-108
Meikle	General Electric	61	GE 2.75-120 & GE 3.2-103
Mont Sainte-Marguerite (1)	Siemens-Gamesa	46	SWT-3.2-113
Futtsu Solar (2)	Kyocera	168,840	KK250P-3CF-3CG
Kanagi Solar (2)	Kyocera	54,720	KK250P-3CF-3CG
Otsuki (2)	Mitsubishi	12	MWT 1000 A
Ohorayama (2)	General Electric	11	GE 3.0MW-103
Tsugaru	General Electric	38	GE 3.2MW-103

(1)	We have committed to acquire the MSM project and expect to close in early to mid 2018.

(2)	We have also committed to acquire in Japan the Futtsu Solar, Kanagi Solar, Otsuki, Ohorayama and Tsugaru projects which we expect to close in early to mid 2018.
Other important suppliers include engineering and construction companies, such as M. A. Mortenson Company, RES-Americas and Blattner Energy, Inc., with whom we contract to perform civil engineering, electrical work and other infrastructure construction for our projects.
While we do self-perform some turbine service and maintenance activities, the majority of our service work is currently performed by the original equipment manufacturers, primarily Siemens-Gamesa and General Electric. Both of these providers are industry leaders in the renewable service business. As described elsewhere, while we expect over time to increase self-perform activities, we do expect to continue to utilize both original equipment manufacturers and qualified independent service companies for a substantial amount of our service and maintenance needs.
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
Employees
As of December 31, 2017, we had 210 full-time employees. None of our employees are represented by a labor union or covered by any collective bargaining agreement.

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

•
our projects not generating sufficient cash flow to make payments of principal and interest as they become due on project-related debt, or distributing sufficient cash flow to pay dividends to holders of our Class A shares. For example, certain of our projects have experienced lower than expected production and merchant power prices resulting in those projects failing to pass financial tests that measure cumulative cash distributions to the members. This has in the past, and may in the future, result in a temporary change of the cash percentage to be directed to the tax equity members until the shortfall is remedied. See “-Risks Related to Ownership of our Class A Shares - Our cash available for distribution to holders of our Class A shares may be reduced as a result of restrictions on our subsidiaries’ cash distributions to us under the terms of their indebtedness;” and

•	our projects’ hedging arrangements being ineffective or more costly.
Our projects rely on a limited number of key power purchasers.
There are a limited number of possible power purchasers for electricity and RECs produced in a given geographic location. Because our projects depend on sales of electricity and RECs to certain key power purchasers, our projects are highly dependent upon these power purchasers fulfilling their contractual obligations under their respective PPAs. Our projects’ power purchasers may not comply with their contractual payment obligations or may become subject to insolvency or liquidation proceedings during the term of the relevant contracts and, in such event, we may not be able to find another purchaser on similar or favorable terms or at all. In addition, we are exposed to the creditworthiness of our power purchasers and there is no guarantee that any power purchaser will maintain its credit rating, if any. For example, the power purchaser at our Santa Isabel project in Puerto Rico has been experiencing difficulties as further described in the following risk factor. To the extent that any of our projects’ power purchasers are, or are controlled by, governmental entities, our projects may also be subject to legislative or other political action that impairs their contractual performance. In addition to the failure by any key power purchasers to meet their contractual commitments or the insolvency or liquidation of one or more of our power purchasers, we note that our key power purchasers may seek to renegotiate or terminate PPAs that were contracted for at a time when the prices for power were higher than they may currently be in the relevant markets by asserting that we have not performed our obligations under our contractual commitments under a PPA. Each such situation could have a material adverse effect on our business prospects, financial condition and results of operations.
The power purchaser at our Santa Isabel project in Puerto Rico has been experiencing difficulties that have affected our Santa Isabel project.
Our 101 MW Santa Isabel project located on the south coast of Puerto Rico sells 100% of its electricity generation including environmental attributes to Puerto Rico Electric Power Authority (PREPA) under a 20-year PPA. On July 2, 2017, the Financial Oversight and Management Board (or Oversight Board) established pursuant to the Puerto Rico Oversight, Management, and Economic Stability Act (or PROMESA) with oversight authority over the Commonwealth of Puerto Rico and its agencies, including PREPA, filed a voluntary petition for relief for PREPA in the U.S. District Court for the District of Puerto Rico. The petition was filed pursuant to PROMESA thereby commencing a case under Title III thereof which is a specific statutory vehicle that allows the Commonwealth of Puerto Rico and its instrumentalities, such as PREPA, to adjust their debt (similar to a bankruptcy proceeding). While PREPA has previously made payments of amounts due under the PPA for production, including full payment for all pre-petition receivables, no assurances can be given that PREPA will pay future receivables. Furthermore, under the Title III proceeding, PREPA and the Oversight Board will eventually need to determine whether to assume the PPA or reject the PPA, subject to court approval. A rejection of the PPA would likely have a material adverse effect on our business prospects, financial condition and results of operations. The fact of PREPA’s insolvency and its filing under Title III each constituted an event of default under the project’s financing agreement. However, in August 2017, the lender issued a letter withdrawing the event of default associated with the PREPA insolvency. Pursuant to our agreement with the lender, the Santa Isabel project may not make distributions to us until such time as lender consents (which will not be unreasonably withheld if PREPA assumes the PPA). Despite such agreement, no assurances can be given that PREPA will determine to assume the PPA, will not take actions that separately constitute an event of default under our financing agreement, or that Santa Isabel will be able to remain current with respect to its payments under the financing agreement. In any such event, another event of default under the financing agreement would occur and no assurances can be given that the lender would agree to a further withdrawal, waiver or other standstill of any such other event of default, or the lender would not otherwise decide in such circumstance to accelerate and declare the entire amount of debt under the financing agreement immediately due and payable. Even though the Santa Isabel financing agreement is non-recourse to us, it is secured by the Santa Isabel project and any exercise of remedies by the lender could have a material adverse effect on our business prospects, financial condition and results of operations. In addition, on September 20, 2017, Hurricane Maria, a category 4 hurricane, made direct landfall on Puerto Rico and caused substantial damage to PREPA’s electricity transmission and distribution assets. PREPA asserted a force majeure event under the PPA with respect to its assets, claiming relief of its obligations to perform substantially all of its obligations under the PPA, except its obligation to make payments thereunder. While our project equipment did not suffer significant damage, Santa Isabel was not authorized to return to service by PREPA due to system reliability issues until mid-February 2018 and, even after returning to service, remains heavily curtailed. No assurances can be given as to if or when Santa Isabel may begin to operate at its full capacity.

In connection with the asserted force majeure event, PREPA stated that immediately after Hurricane Maria, PREPA believed approximately 80% of its energy transmission and distribution infrastructure had been damaged, resulting in PREPA being unable to provide electrical power to the majority of its customers. High disaster recovery costs coupled with negligible utility billings of its customers due to interruption of service have contributed to a short term liquidity constraint that PREPA has acknowledged and which is limiting its ability to pay suppliers timely. Further, given the current condition of PREPA’s transmission and distribution assets and the logistical complexity associated with remediating the damage, no assurances can be given as to when the asserted force majeure under the PPA might abate and PREPA’s timely performance might resume under the PPA, or how the disruption will affect PREPA’s bankruptcy-like proceedings under Title III of the PROMESA (including any decision by PREPA whether to assume the Santa Isabel PPA).
A prolonged environment of low prices for natural gas, other conventional fuel sources, or competing renewable resources could have a material adverse effect on our long-term business prospects, financial condition and results of operations.
Historically low prices for traditional fossil fuels, particularly natural gas, could cause demand for wind power and solar power to decrease and adversely affect the price of the electricity we generate for sale on a spot-market basis. In addition, excessive building of competing renewable resources in a limited geographic area resulting in congestion and potential curtailment could also adversely affect pricing available on the spot-market. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk." Low spot-market power prices, if combined with other factors, could have a material adverse effect on our results of operations and cash available for distribution. Additionally, cheaper conventional fuel sources or competing renewable resources could also have a negative impact on the power prices we are able to negotiate upon the expiration of our current power sale agreements or upon entering into a power sale agreement for a subsequently acquired power project. As a result, the price of our electricity or RECs subject to the open market could be materially and adversely affected, which could, in turn, have a material adverse effect on our results of operations and cash available for distribution.
Operation and maintenance problems at our renewable energy projects including natural events may cause our electricity generation to fall below our expectations.
Our electricity generation levels depend upon our ability to maintain the working order of our wind turbines and balance of the plant. A natural disaster, severe weather, accident, failure of major equipment, shortage of or inability to acquire critical replacement or spare parts, failure in the operation of any future transmission facilities that we may acquire, including the failure of interconnection to available electricity transmission or distribution networks, could damage or require us to shut down our turbines or related equipment and facilities, impeding our ability to maintain and operate our facilities and decreasing electricity generation levels and our revenues. For example, Hurricane Maria resulted in damage to PREPA’s transmission and distribution assets that caused our Santa Isabel project in Puerto Rico to be shut-in until mid-February 2018. The power purchaser at our Santa Isabel project in Puerto Rico has been experiencing difficulties that have affected our Santa Isabel project. In addition, several of our projects had previously experienced blade failures, and no assurances can be given that potential equipment deficiencies will not in fact continue to occur, that we will always have warranty coverage for any such defects, that the warranty provider would fulfill its obligations under such warranty coverage (including any liquidated damages compensation provisions), or that any such effects will not have a material adverse effect on our business prospects, financial condition and results of operation.
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
As warranty terms with the manufacturer expire, we have entered and intend to continue entering into revised long-term turbine manufacturer service arrangements at certain of our projects pursuant to which the turbine manufacturer continues to provide routine and corrective maintenance service, but we are responsible for a portion of the maintenance and repairs, including on major component parts. While the revised service arrangements reduce fixed contract costs, in the event of unexpectedly high turbine component failures for which we as owner have assumed responsibility, we may face decreased revenues of a project and increased project expense which could have a material adverse effect on our business prospects, financial condition, results of operations and ability to make cash distributions to our investors. We expect over time in the future to continue taking on additional risks as an owner, including increased self-performance of maintenance and service work with our own technicians instead of utilizing service providers, which will have expected cost benefits, but will similarly come with additional increased risks and reduced third party warranty and guarantee protections.
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
Many of our projects have limited operating history and our growth may make it difficult for us to manage our project expansion efficiently.
We have a relatively new portfolio of assets, including several projects that have only recently commenced commercial operations. Stockholders should consider our prospects in light of the risks and uncertainties growing companies encounter in rapidly evolving industries such as ours. Also, our anticipated near-term growth could make it difficult for us to manage our project expansion efficiently due to an inability to employ a sufficient number of skilled personnel or otherwise to effectively manage our capital expenditures and control our costs, including the requisite general and administrative costs necessary to achieve our anticipated growth. These challenges could adversely affect our ability to manage our current or future operating projects in an efficient manner and complete construction of any construction projects in a timely manner, either of which could have a material adverse effect on our business prospects, financial condition and results of operation.
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
While we have agreements to acquire projects in construction, including Mont Sainte-Marguerite, Ohorayama and Tsugaru, which is in construction, we currently do not own any projects in construction. There may be delays or unexpected developments in completing any of our own future construction projects, which could cause the construction costs of these projects to exceed our expectations. Our construction projects would typically be designed and constructed under fixed-price and schedule engineering, procurement, and construction contracts with reputable construction and equipment suppliers, and would typically have liquidated damages provisions for non-performance by the contractors subject to specified limitations on the amount of damages we can recover from the contractor. We may suffer significant construction delays or construction cost increases as a result of underperformance of these contractors and equipment suppliers, as well as other suppliers, to our projects. No assurances can be given that disputes with project construction providers will not arise in the future. While we will attempt to reach a settlement if disputes do arise, no assurances can be given that we would actually reach a settlement or that any such settlement amount would be covered by the remaining budgeted project contingencies. If an equitable settlement cannot be reached, arbitration or legal action could be commenced, and any final judgment or decision could result in increased costs which could make the return on our investment in the project less than expected.
Additionally, various other factors could contribute to construction-cost overruns and construction delays, including:

•	inclement weather conditions;

•	failure to receive generating equipment or other critical components and equipment necessary to maintain the operating capacity of our projects, in a timely manner or at all;

•	failure to complete interconnection to transmission networks, which relies on several third parties, including interconnection facilities provided by local utilities;

•	failure to maintain all necessary rights to land access and use;

•	failure to receive quality and timely performance of third-party services;

•	failure to maintain environmental and other permits or approvals;

•	failure to meet domestic content requirements;

•	appeals of environmental and other permits or approvals that we hold;

•	lawful or unlawful protests by or work stoppages resulting from local community objections to a project;

•	shortage of skilled labor on the part of our contractors;

•	adverse environmental and geological conditions; and

•	force majeure or other events out of our control.
Any of these factors could give rise to construction delays and construction costs in excess of our expectations. These circumstances could prevent our construction projects from commencing operations or from meeting our original expectations about how much electricity they will generate or the returns they will achieve. In addition, substantial delays could cause defaults under our financing agreements or under PPAs that require completion of project construction by a certain date at specified performance levels or could result in the loss or reduction of expected tax benefits. Our inability to transition construction projects into financially successful operating projects would have a material adverse effect on our business prospects, financial condition and results of operations and our ability to pay dividends.
Our projects rely on interconnections to transmission lines and other transmission facilities that are owned and operated by third parties which exposes us to risks. Our projects are also exposed to interconnection and transmission facility development and curtailment risks, which may delay the completion of any construction projects or reduce the return to us on those investments.
Our projects depend upon interconnection to electric transmission lines owned and operated by regulated utilities to deliver the electricity we generate. A failure or delay in the operation or development of these interconnection or transmission facilities could result in our losing revenues because such a failure or delay could limit the amount of power our operating projects deliver or delay the completion of any construction projects. For example, we have experienced situations where the substation to which a project was required to deliver power under its PPA had been shut down for maintenance and we needed to then take steps to mitigate the transmission outage at the delivery substation, including making alternative transmission arrangements to deliver power at an alternative substation through alternative short term transmission and revenue arrangements and selling environmental attributes to a third party. If similar circumstances occurred in the future, there could be no assurances that we would be able to make alternative transmission arrangements or the revenues produced from any alternative arrangements would be equivalent to the revenues that would have been generated had such transmission outage not occurred. Furthermore, individual alternative arrangements made to mitigate the transmission outage may present their own risks, such as possible curtailment risks on the alternative transmission arrangements or pricing risks in the merchant power market, which could adversely affect the overall efficacy of any mitigation efforts. If we were unable to mitigate potential losses, other future sustained transmission outages at a delivery substation could have a material adverse effect on our business prospects, financial condition and results of operations.
In addition, certain of our operating projects’ generation of electricity may be curtailed without compensation (or, in some cases, choose to continue operating but accept negative power prices) due to transmission limitations or limitations on the electricity grid’s ability to accommodate intermittent electricity generating sources, reducing our revenues and impairing our ability to capitalize fully on a particular project’s potential. Such a failure or curtailment at levels above our expectations could have a material adverse effect on our business prospects, financial condition and results of operations. For example, in certain geographic areas in the Electric Reliability Council of Texas (ERCOT) market in Texas, construction of renewable energy projects has exceeded the available capacity of the existing transmission infrastructure resulting in localized congestion on transmission facilities utilized by certain of our projects. While these projects have financial hedges that partially protect revenues against movement in broader power markets, these instruments generally do not provide protection against localized congestion impacts, which are borne by the projects. In addition, planned or forced outages of transmission circuits in such strained areas of the grid can, and has, compounded the adverse impact on our operations. While efforts to construct additional transmission facilities are underway, there is no assurance that such additional facilities will be sufficient to relieve congestion, or that construction of new generation facilities will not continue to exceed the capacity of any added transmission in the future.
In addition to the risks described above regarding the broader electric grid, many of our projects also own private transmission lines to deliver our power to available electricity transmission or distribution networks. In some cases, these facilities may span significant distances. A failure in our operation of these facilities that causes the facilities to be temporarily out of service, or subject to reduced service, could result in lost revenues because it could limit the amount of electricity our operating projects are able to deliver. In addition, in many of the markets in which we operate or are looking to expand operations, should there be any excess capacity available in those generator lead facilities, and should a third party request access to such capacity, the relevant regulatory authority in such jurisdiction, such as FERC in the United States, or other authorities might, require our projects to provide service over such facilities for that excess capacity to the requesting third party at regulated rates. Should this occur in markets with such regulations, the projects could be subject to additional regulatory risks and costly compliance burdens associated with being considered the owner and operator of a transmission facility.
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
Under the Amended and Restated Multilateral Management Services Agreement (“A&R Multilateral Services Agreement”) we entered into with both Pattern Development 1.0 and Pattern Development 2.0 in June 2017, we continue to have the option to cause the employees of Pattern Development 1.0 to become our employees. We refer to this event as the Pattern Development 1.0 employee transfer, and we may effect such employee transfer after the earliest to occur of notice from Pattern Development 1.0 that it will be completing a wind-down, June 16, 2020, and the failure of Pattern Development 1.0 to provide the resources and services called for under the A&R Multilateral Services Agreement after notice and opportunities to cure. In addition, while Pattern Development 2.0 currently does not have any employees, the A&R Multilateral Services Agreement provides for certain circumstances pursuant to which we can require Pattern Development 2.0 to cause its employees (if any) to become our employees. We refer to this event as the Pattern Development 2.0 employee transfer. Following the occurrence of either a Pattern Development 1.0 employee transfer event or (in the event Pattern Development 2.0 has employees) a Pattern Development 2.0 employee transfer event, we will be faced with increased costs associated with employing a larger number of employees. If either Pattern Development 1.0 or Pattern Development 2.0 reduce the scope of their development activities and are therefore not paying us for the services of the transferred employees pursuant to the terms of the A&R Multilateral Services Agreement and our development activities remain insignificant, we may not immediately require the services of all such employees. Such events could have a material adverse effect on our business prospects, financial condition and results of operation.
Our use and enjoyment of real property rights for our projects may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to our projects.
Our projects generally are, and any of our future projects are likely to be, located on land occupied pursuant to long-term easements, leases and rights-of-way. The ownership interests in the land subject to these easements, leases and rights-of-way may be subject to mortgages securing loans or other liens (such as tax liens) and other easement, lease rights and rights-of-way of third parties (such as leases of oil or mineral rights) that were created prior to our projects’ easements, leases and rights-of-way. As a result, certain of our projects’ rights under these easements, leases or rights-of-way may be subject, and subordinate, to the rights of those third parties. We perform title searches, obtain title insurance and enter into non-disturbance agreements to protect ourselves against these risks. Such efforts may, however, be inadequate to protect our operating projects against all risk of loss of our rights to use the land on which our projects are located, which could have a material adverse effect on our business prospects, financial condition and results of operations. In addition, certain lands, such as lands under the jurisdiction of the United States Department of Interior's Bureau of Land Management (BLM), are subject to contractual rights that permit the BLM to periodically adjust rent due on properties and other obligations, such as the amount of required reclamation security, to market terms. Any such loss or curtailment of our rights to use the land on which our projects are located, any increase in rent due, or any increase in other obligations with respect to such lands could have a material adverse effect on our business prospects, financial condition and results of operations.
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
Most of our North American projects are located in regions in which the wholesale electric markets are administered by ISOs and RTOs. Several of our current operating projects are subject to CAISO which is the ISO that prescribes rules for the terms of participation in the California energy market; the ERCOT, which is the ISO that prescribes the rules for and terms of participation in the Texas energy market; and IESO, which is the ISO that administers the wholesale electricity market in Ontario. The Southwest Power Pool is the RTO and regional market administrator for our Post Rock project. Lost Creek is in the Associated Electric Cooperative, Inc. a subregion of the SERC Reliability Corporation. Amazon Wind is in the PJM RTO. Many of these entities can impose rules, restrictions and terms of service that are quasi-regulatory in nature and can have a material adverse impact on our business. For example, ISOs and RTOs have developed bid-based locational pricing rules for the energy markets that they administer. In addition, most ISOs and RTOs have also developed bidding, scheduling and market behavior rules, both to curb the potential exercise of market power by electricity generating companies and to ensure certain market functions and system reliability. These actions could materially adversely affect our ability to sell, and the price we receive for, our energy, capacity and ancillary services.
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
Our projects are exposed to the risks inherent in the construction and operation of wind, solar and transmission power projects, such as breakdowns, manufacturing defects, natural disasters, terrorist attacks and sabotage. We are also exposed to environmental risks. We have insurance policies covering certain risks associated with our business. Our insurance policies do not, however, cover losses as a result of certain force majeure events or terrorism. In addition, our insurance policies for our projects may cover losses as a result of certain types of natural disasters or sabotage, among other things, but such coverage is not always available in the insurance market on commercially reasonable terms and is often capped at predetermined limits that may not be adequate. Our insurance policies are subject to annual review by our insurers and may not be renewed on similar or favorable terms or at all. A serious uninsured loss or a loss significantly exceeding the limits of our insurance policies could have a material adverse effect on our business prospects, financial condition and results of operations.
Currency exchange rate fluctuations may have an impact on our financial results and condition.
We have exposures to currency exchange rate fluctuations, primarily the Canadian dollar and (commencing in 2018) Japanese yen, related to owning and operating part of our business outside of the United States. A portion of our revenue for the years ended December 31, 2017, 2016 and 2015 was denominated in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. dollar markets to continue to represent a portion of our net revenue. We manage our currency exposure through a variety of methods, including efforts to match our asset and liabilities in the same currencies, mainly by raising local currency debt. In addition, we have implemented a currency hedging program to, in part, manage short and medium term fluctuations in our dividends from our wind facilities located outside the United States. However, any measures that we have implemented or may implement in the future to reduce the effect of currency exchange rate fluctuations and other risks of our global operations may not be effective or may be expensive. We cannot provide assurance that currency exchange rate fluctuations will not otherwise have a material adverse effect on our financial condition or results of operations or cause significant fluctuations in quarterly and annual results of operations.
Foreign currency translation risk arises upon the translation of balance sheet and statement of operations items of our non-U.S. dollar denominated subsidiaries whose functional currency is a currency other than the U.S. dollar into the functional currency and reporting currency of us (which is the U.S. dollar) for purposes of preparing the consolidated financial statements included elsewhere in this Form 10-K presented in U.S. dollars. The assets and liabilities of our non-U.S. dollar denominated subsidiaries are translated at the closing rate at the date of reporting and statement of operations items are translated at the average rate for the period. All resulting exchange differences are recognized in a separate component of equity, “Foreign currency translation, net of tax,” and are recorded in “Other comprehensive income (loss), net of tax.” These foreign currency translation differences may have significant negative or positive impacts. Our foreign currency translation risk mainly relates to our operations in Canada and Japan, commencing in 2018.
In addition, foreign currency transaction risk arises when we or our subsidiaries enter into transactions where the settlement occurs in a currency other than the functional currency of us or our subsidiary. Exchange differences (gains and losses) arising on the settlement of monetary items or on translation of monetary items at rates different from those at which they were translated on initial recognition during the period or in previous financial statements are recognized the consolidated statement of operations in the period in which they arise. In order to reduce significant foreign currency transaction risk from our operating activities, we may use forward currency derivative instruments to hedge forecasted cash inflows and outflows. Furthermore, most non-U.S. dollar denominated debts are held by non-U.S. dollar denominated subsidiaries in the same functional currency of those subsidiary operations.
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
We own certain projects in joint ventures, including South Kent, Armow, Grand and K2, in which we have a 50%, 50%, 45% and 33% interest, respectively, and El Arrayán, in which we have a 70% interest. In addition, in connection with our strategic partnership with PSP Investments, we have joint venture arrangements with PSP Investments in Meikle in which we have a 51% interest. In December 2017, we also entered into a joint venture arrangement with PSP Investments in connection with the sale to PSP Investments of 49% of our Class B interests in Panhandle 2. In the future, we may acquire or invest in other projects with a joint venture partner, including certain projects which may be owned by one of the Pattern Development Companies. In addition, our arrangements with PSP Investments include arrangements in which PSP Investments may co-invest in ROFO projects based on a process that is controlled by us, and we can elect the percentage interest to offer to PSP Investments in each project, which is expected to range from 30% to 49.9%. Joint ventures inherently involve a lesser degree of control over business operations, which could result in an increase in the financial, legal, operational or compliance risks associated with a project, including, but not limited to, variances in accounting and internal control requirements. To the extent we do not have a controlling interest in a project, our joint venture partners could take actions that decrease the value of our investment and lower our overall return. In addition, conflicts of interest may arise in the future between our company and our stockholders, on the one hand, and our joint venture partners, on the other hand, where our joint venture partners’ business interests are inconsistent with our and our stockholders’ interests. Further, disagreements or disputes between us and our joint venture partners may arise which could result in litigation, increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business, all of which could have a material adverse effect on our business prospects, financial condition and results of operations.

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
Our business strategy includes acquiring power projects that are either operational, construction-ready, or in limited circumstances outside of activities conducted by Pattern Development 2.0, under development. We intend to pursue opportunities to acquire projects from third-party owners where we may submit bids from time to time, and from each of the Pattern Development Companies pursuant to our respective Purchase Rights. To enhance alignment and allow us to benefit from development, we have to date made investments of $102.5 million in Pattern Development 2.0 resulting in an ownership of approximately 21%. We have the right, but not the obligation, to participate in subsequent capital calls for a total commitment of up to $300 million, and if this right is exercised for all future capital calls, this would increase our ownership to approximately 29%.
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

•
failure by either of the Pattern Development Companies to complete the development of (i) an Identified ROFO Project, which could result from, among other things, permitting challenges, failure to procure the requisite financing, equipment or interconnection, local opposition to the project which may entail litigation, or an inability to satisfy the conditions to effectiveness of project agreements such as PPAs and (ii) any of the other projects in its respective development pipeline, in a timely manner, or at all, in either case, which could limit our acquisition opportunities under our respective Purchase Rights and/or the value of our investment in Pattern Development 2.0;

•	our failure to exercise our respective Purchase Rights or acquire assets from Pattern Development 1.0 or Pattern Development 2.0;

•
our failure to successfully develop and finance projects, to the extent that we decide to pursue development activities with respect to new power projects outside of activities conducted by Pattern Development 2.0. See also “- Our growth strategy is dependent upon the acquisition of attractive power projects developed by third-parties, including Pattern Development 1.0 and Pattern Development 2.0, and an inability of such development companies to obtain the requisite financing to develop and construct projects could have a material adverse effect on our ability to grow our business." In addition, we also must also potentially anticipate obtaining funds from equity or debt financings to complete an acquisition or construction of an acquired project which exposes us to similar financing risks;

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
Any of these factors could prevent us from executing our growth strategy or otherwise have a material adverse effect on our business prospects, financial condition and results of operations. See also “We have invested in Pattern Development 2.0 which exposes us directly to project development risks.”
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
Since we often finance acquisitions of projects partially or wholly through the issuance of additional Class A shares or the issuance of notes or other debt instruments, we may need to be able to access the capital markets on commercially reasonable terms when acquisition opportunities arise. For example, we issued senior notes in January 2017 to help finance the acquisition of the Broadview project and to repay other debt previously incurred to finance acquisition opportunities. In addition, we utilized in part proceeds from an underwritten public offering of our Class A shares in October 2017 and at-the-market offerings under an equity distribution agreement we entered into in May 2016 for investment in acquisition opportunities and to repay other debt previously incurred to finance acquisition opportunities. Our ability to access the equity and debt capital markets is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and our Class A shares and our debt securities in particular. Volatility in the market price of our Class A shares or our credit rating may prevent or limit our ability to utilize our equity or debt securities as a source of capital to help fund acquisition opportunities.
During 2017, the prices for our Class A shares traded on the NASDAQ Global Select Market ranged from a high of $26.56 to a low of $18.83. On February 23, 2018, the last reported sale price of our Class A shares on such market was $18.91. In connection with the issuance of senior notes in January 2017, we obtained a BB-/Ba3 credit rating from Standard & Poor’s and Moody’s, respectively. An inability to obtain equity or debt financing on commercially reasonable terms could significantly limit our timing and ability to consummate future acquisitions, and to effectuate our growth strategy. In addition, the issuance of additional Class A shares in connection with acquisitions, particularly if consummated at depressed price levels or consummated at price levels that declined significantly between the signing and closing of an acquisition, could cause significant shareholder dilution, expose us to risks of being unable to consummate an acquisition we had agreed to due to an inability to obtain financing, and reduce the cash distribution per share if the acquisitions are not sufficiently accretive.
We must also potentially anticipate obtaining funds from equity or debt financings, including tax equity transactions, or from other sources in order to fund any required construction and other capital costs of the acquired projects. The availability of tax equity financing with respect to any future acquisitions by us will likely be narrowed as a result of impacts of the recent comprehensive U.S. federal tax reform passed in late 2017 and Base Erosion Anti-Abuse Tax, or BEAT, provisions. In addition, management believes there may be potential delays in tax equity financings as tax equity investors analyze the impact of the BEAT on their current and future tax position. While uncertainty remains, no assurances can be given that there will not be a material adverse effect on the willingness of investors to provide tax equity financing, an ability by us to obtain alternative financings which would be as attractive as was available from tax equity investors prior to tax reform, or that the terms of any tax equity financing that may be obtained would be as favorable as those currently in place at certain of our existing projects.

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
Our strategy includes acquiring power projects. The acquisition of power projects involves numerous risks, many of which may not be able to be discovered through our due diligence process, including exposure to previously existing liabilities and unanticipated costs associated with the pre-acquisition period; difficulty in integrating the acquired projects into our existing business; and, if the projects are in new markets, the risks of entering markets where we have limited experience. We are entering new markets, such as Japan and Mexico, with different languages and cultures which may further enhance risks relating to assimilating new operations and personnel in these markets, becoming familiar with applicable local laws and regulations, providing effective control over operations in remote locations, and diverting time and attention of management to address integration issues. In addition, while we will perform our due diligence on prospective acquisitions, we may not be able to discover all potential operational deficiencies in such projects or problematic wind characteristics. A failure to achieve the financial returns we expect when we acquire power projects could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business prospects, financial condition and results of operations.
Furthermore, from time to time, we may believe it in the best interests of ourselves and our stockholders to dispose of power projects. Reasons for a disposal may include limited opportunities in a market, changes in business environment or law which reduces the attractiveness of a market, excessive competition in the market, changes in business strategy, or a belief we can utilize funds realized from such a disposal in a more productive manner or generate a higher return on investment. The disposal of power projects involves numerous risks, many of which are outside of our control, including the ability to locate an attractive buyer of a power project, the management attention required to devote to the disposal, the ability to obtain a favorable price for a power project, the length of time required to complete the disposal process, and the potential difficulty of re-entering a market in the future after exiting a market. In the event we decide to dispose of a power project, no assurances can be given that we would be successful in consummating the disposal in a timely manner (or at all), that we would achieve an attractive (or positive) financial return from the disposal, or that we would be successful in re-deploying funds generated from any disposal in a manner that would generate higher returns.
Our growth strategy is dependent upon the acquisition of attractive power projects developed by others, including Pattern Development 1.0 and Pattern Development 2.0 (in which we hold a minority interest), and an inability of such development companies to obtain the requisite financing to develop and construct projects could have a material adverse effect on our ability to grow our business.
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
We have invested in Pattern Development 2.0 which exposes us directly to project development risks.
Pattern Development 2.0 was structured to allow us to potentially invest in Pattern Development 2.0, and in July 2017 we consummated a transaction in which we made an initial capital contribution to Pattern Development 2.0 of approximately $60 million for an approximately 20% ownership interest in Pattern Development 2.0. In December 2017, we funded an additional $7.3 million and $35.2 million in 2018. As a result of such fundings, we hold an approximate 21% ownership interest in Pattern Development 2.0. In addition, we have the right to contribute up to an additional approximately $197.5 million to Pattern Development 2.0 in one or more subsequent rounds of financing, which could result in our ownership interest in Pattern Development 2.0 increasing up to approximately 29%. If we do not participate in such subsequent rounds of financing, our ownership interest in Pattern Development 2.0 may be diluted.

As a result of our investment in Pattern Development 2.0, we are exposed directly to, and in the event we elected to further increase our investment in Pattern Development 2.0 by participating in additional capital calls or otherwise decided to invest in other project development opportunities, we would further expose ourselves directly to project development risks, including permitting challenges, failure to secure PPAs, failure to procure the requisite financing, equipment or interconnection, or an inability to satisfy the conditions to effectiveness of project agreements such as PPAs. Generally, project development may entail risks of making investments in assets that are not profitable, and we are, and if we invested further could be further, exposed to significant investment activities that require capital prior to having certainty that a project can move forward. We may lose money invested without generating returns. No assurances can be given that we would be successful in project development activities we undertake, whether through the investment in Pattern Development 2.0 or otherwise, which can diminish our capital available for investment in operating power projects and adversely impact our business prospects, financial condition and results of operations.
Our ability to grow our cash available for distribution is substantially dependent on our ability to make acquisitions from the Pattern Development Companies or third parties on economically favorable terms.
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
The energy industry in the markets in which we operate, as well as the markets we are looking to expand into, benefit from governmental support that is subject to change. With respect to the U.S. market, legislators and the current U.S. administration have proposed environmental and tax policies that have created regulatory uncertainty in the clean energy sector.
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
While such developments extending various forms of governmental support provide general benefits to the wind power industry in which we operate, to the extent that these governmental incentive programs may be amended or changed in the future, particularly if amendments or changes are unexpected or unfavorable and after we have developed long-term business plans and strategies based upon them, it could adversely affect the price of electricity sold to power purchasers generated by developed or planned wind power projects, decrease demand for wind power, or reduce the number of projects available to us for acquisition, any of which could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business prospects, financial condition and results of operations. For example, the U.S. Environmental Protection Agency (EPA) under the current U.S. administration has announced that it is taking measures to repeal the Clean Power Plan, a regulation issued by the EPA under the prior U.S. administration aimed at reducing use of existing coal fired electricity generation facilities and increasing renewable generation in order to reduce greenhouse gas emissions. The current U.S. administration has also proposed other environmental policies that have created regulatory uncertainty in the clean energy sector, including the sectors in which we operate, and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change. Such a reduction or removal of incentives may diminish the markets in which we operate. As a part of recent comprehensive income tax reform, the corporate tax rate was reduced, and while such reductions may have certain positive impacts on our financial results as applied to our own corporate taxes, a reduction in the corporate tax rate could also have adverse consequences, such as diminishing the capacity of potential investors in our projects to benefit from incentives and reduce the value of accelerated depreciation deductions. As a part of comprehensive tax reform in late 2017, there were proposed amendments in Congress that would have adversely affected the value and ability to preserve benefits of PTCs for wind energy on the federal level. While these amendments were in large part not adopted, no assurances can be given that there will not be future efforts to make amendments that could adversely affect the value and benefits of the PTC. The current administration also made public statements regarding overturning or modifying policies of or regulations enacted by the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration. Efforts to overturn federal and state laws, regulations or policies that are supportive of wind energy generation or that remove costs or other limitations on other types of generation that compete with wind energy projects could materially and adversely affect our business prospects, financial condition or results of operations.
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
We believe our primary competitors are infrastructure funds and some wind power companies or IPPs focused on renewable energy generation. We compete with these companies to acquire well-developed projects with projected stable cash flows that can be built in a cost-effective manner. We also compete with other wind power developers and operators for the limited pool of personnel with requisite industry knowledge and experience. Furthermore, in past years, there have been times of increased demand for wind turbines and their related components, causing turbine suppliers to have difficulty meeting the demand. If these conditions return in the future, turbine and other component manufacturers may give priority to other market participants, including our competitors, who may have resources greater than ours.
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
While some Canadian provinces have increased their renewable energy targets - Saskatchewan 50% by 2030 and Alberta 30% by 2030 - others have reduced their demand for renewables, including Ontario, which has halted its Large Renewable Procurement Process. Additionally, hydro power dominates when it comes to meeting renewable energy targets.
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
The design, construction and operation of wind power projects are highly regulated, require various governmental approvals and permits, including environmental approvals and permits, and may be subject to the imposition of related conditions that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal and a subsequently issued permit may not be consistent with the permit initially issued. In other cases, these permits may require compliance with terns that can change over time. We cannot predict whether all permits required for a given project will be granted or whether the conditions associated with the permits, as such conditions may change over time, will be achievable. The denial or loss of a permit essential to a project, or the imposition of impractical or burdensome conditions upon renewal or over time, could impair our ability to construct and operate a project. In addition, we cannot predict whether seeking the permits will attract significant opposition or whether the permitting process will be lengthened due to complexities, legal claims or appeals. Delay in the review and permitting process for a project can impair or delay our ability to construct or acquire a project or increase the cost such that the project is no longer attractive to us.
In developing certain of our projects, Pattern Development 1.0 experienced delays in obtaining non-appealable permits and we, Pattern Development 1.0, and/or Pattern Development 2.0 may experience delays in the future. For example, when we acquired our Ocotillo project, it was then the subject of four active lawsuits brought by a variety of project opponents, all of which challenged the prior issuance of Ocotillo’s primary environmental analysis and right-of-way entitlement. We had commenced commercial operations at the Ocotillo project in anticipation of securing favorable rulings on these lawsuits. In Ontario, in prior years anti-wind advocacy groups have opposed the Renewable Energy Approval environmental permit granted to our South Kent, Grand, K2 and Armow wind projects by commencing proceedings before the Ontario Environmental Review Tribunal. Each of these appeals ultimately was unsuccessful and dismissed by the Tribunal.
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
If we are unable to make an offer, make an attractive offer, or make an acceptable final offer in the event one of the Pattern Development Companies delivered notice that it is seeking a purchaser for a project on the identified ROFO list, we may be unable to acquire such project from the relevant Pattern Development Company pursuant to our respective Project Purchase Right.
Generally, we have a Project Purchase Right with each of Pattern Development 1.0 and Pattern Development 2.0, and although Pattern Development 1.0 and Pattern Development 2.0 may choose to seek a purchaser of a project at a time of its choosing whether earlier in the project’s development stage or later at a time, we have generally anticipated that Pattern Development 1.0 and Pattern Development 2.0 will seek a purchaser of its development projects upon or after construction-readiness following commencement of its construction. We do not control either Pattern Development 1.0 or Pattern Development 2.0, and Pattern Development 1.0 and Pattern Development 2.0 may deem it necessary or desirable to deliver such notice to us that is seeking a purchaser for its projects at any time for its own capital, liquidity, shareholder, or other requirements. In the event Pattern Development 1.0 or Pattern Development 2.0 delivered notice for a project on the identified ROFO list, for which we are unable to, or do not, deliver a written first rights project offer, make an attractive offer, or make an acceptable final offer to purchase its entire interest in such project, such respective Pattern Development Company may be able to sell the project to a third party (including a competitor), provided it is at a price not less than 105%, in the case of a project developed by Pattern Development 1.0, and 110%, in the case of a project developed by Pattern Development 2.0, of our first rights project offer (if any), greater than our final offer price, and on other terms not materially less favorable. If this occurred, we would not acquire such project from Pattern Development 1.0 or Pattern Development 2.0 (as the case may be). An inability to acquire projects on the identified ROFO list under our respective Project Purchase Right with Pattern Development 1.0 or Pattern Development 2.0 could materially adversely affect our ability to implement our growth strategy.
In spite of our Pattern Development 1.0 Purchase Rights and Pattern Development 2.0 Purchase Rights, it is possible that Pattern Development 1.0 and/or Pattern Development 2.0, respectively, might be sold to third parties. In addition, each of our respective Project Purchase Rights, Pattern Development 1.0 Purchase Rights and Pattern Development 2.0 Purchase Rights may expire, and the Second Amended and Restated Non-Competition Agreement with Pattern Development 1.0 and Pattern Development 2.0 might terminate.
To the extent we do not exercise our Pattern Development 1.0 Purchase Rights and/or Pattern Development 2.0 Purchase Rights (or upon their expiration), Pattern Development 1.0 and /or Pattern Development 2.0, respectively, or substantially all of its respective assets may be sold to third parties, including our competitors. Even if we are interested in exercising the Pattern Development 1.0 Purchase Rights and/or Pattern Development 2.0 Purchase Rights, Pattern Development 1.0 and/or Pattern Development 2.0 may seek a purchaser at an inopportune time for us, or we may not be able to reach an agreement on pricing or other terms. If we are unable to reach an agreement with Pattern Development 1.0, Pattern Development 2.0, or its respective equity owners or if we decline to make an offer, Pattern Development 1.0, Pattern Development 2.0, or its respective equity owners may seek alternative buyers, which could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business prospects, financial condition and results of operations.
In addition, our Project Purchase Right with Pattern Development 1.0 and our Pattern Development 1.0 Purchase Rights terminate upon the third occasion on which we decline to exercise our respective Project Purchase Right with respect to an operational or construction-ready project for which we did not make a final offer for such projects (excluding a failure to make an offer for the Conejo project). Our Project Purchase Right with Pattern Development 2.0 and our Pattern Development 2.0 Purchase Rights terminate upon winding-up of Pattern Development 2.0. Following termination of our respective Project Purchase Right, and our Pattern Development 1.0 Purchase Rights and Pattern Development 2.0 Purchase Rights, Pattern Development 1.0 or Pattern Development 2.0, as the case may be, will be under no obligation to offer any of its projects to us, which could have a material adverse effect on our ability to implement our growth strategy and ultimately on our business prospects, financial condition and results of operations.
Once our respective Purchase Rights with Pattern Development 1.0 and/or Pattern Development 2.0 terminate, the Second Amended and Restated Non-Competition Agreement with respect to Pattern Development 1.0 or Pattern Development 2.0, as the case may be, will also terminate. In addition, we also have the right terminate the Second Amended and Restated Non-Competition Agreement upon the earlier of wind-up of Pattern Development 2.0 or the valid rejection by Pattern Development 2.0 of three or more first rights project offers representing a cumulative net capacity of at least 600 MWs. Under the Second Amended and Restated Non-Competition Agreement, (among other things) Pattern Development 2.0 is granted an exclusive right, with certain exceptions, to pursue all power generation, storage or transmission development projects in the U.S., Canada and Mexico that have not completed construction, but this does not restrict us from acquiring any company or business that is principally engaged in the business of owning and operating renewable energy facilities. In addition, at any time that Tokyo, Japan-based Green Power Investment Corporation is majority owned by either us, Pattern Development 1.0 or Pattern Development 2.0, such majority owner (which is currently Pattern Development 1.0) is granted exclusive development rights, with certain exceptions, over power generation, storage or transmission projects in Japan.
The loss of one or more of Pattern Development 1.0’s or Pattern Development 2.0’s officers, or key employees, may adversely affect our ability to implement our growth strategy.
In addition to relying on our management team for managing our projects, our growth strategy relies on Pattern Development 1.0’s and Pattern Development 2.0’s officers and key employees for their strategic guidance and expertise in the selection of projects that we may acquire in the future. Because the wind power industry is relatively new, there is a scarcity of experienced officers and employees in the wind power industry. As a result, if one or more of Pattern Development 1.0’s or Pattern Development 2.0’s officers or key employees leaves or retires, and Pattern Development 1.0 or Pattern Development 2.0 are unable to find a suitable replacement, our ability to implement our growth strategy may be diminished, which could have a material adverse effect on our business prospects, financial condition and results of operations. See also “- Risks Related to Our Projects - The loss of one or more of our executive officers or key employees may adversely affect our ability to effectively manage our operating projects and complete any construction projects on schedule.”

We may decide to further expand our acquisition strategy to include other types of power projects or transmission projects besides wind power. Any future additional acquisitions of non-wind power projects or transmission projects may present unforeseen challenges and result in a competitive disadvantage relative to our more-established competitors.
With the consummation of the acquisition of the 35-mile 345 kV Western Interconnect transmission line as a part of the acquisition of the Broadview projects which we acquired in April 2017, and assuming the consummation of the acquisitions of the Kanagi Solar and Futtsu Solar projects (representing in aggregate 39 MW of owned-capacity in solar) which we have committed to acquire in March 2018, we have expanded our operations into other types of projects besides wind power. In the future, we may further expand our acquisition strategy into other types of power projects or transmission projects besides wind power. There can be no assurance that we will be able to identify other attractive non-wind or transmission acquisition opportunities or acquire such projects at a price and on terms that are attractive or that, once acquired, such projects will operate profitably. Additionally, these acquisitions could expose us further to increased operating costs, unforeseen liabilities or risks, and regulatory and environmental concerns associated with entering new sectors of the power industry, including requiring a disproportionate amount of our management’s attention and resources, which could have an adverse impact on our business, as well as place us at a competitive disadvantage relative to more established non-wind energy market participants. A failure to successfully integrate such acquisitions into our existing project portfolio as a result of unforeseen operational difficulties or otherwise, could have a material adverse effect on our business prospects, financial condition and results of operations.
We are subject to risks associated with litigation or administrative proceedings that could materially impact our operations, including proceedings in the future related to power projects we subsequently acquire.
We are subject to risks and costs, including potential negative publicity, associated with lawsuits, in particular, with respect to environmental claims and lawsuits, claims contesting the construction or operation of our projects, or shareholder suits. See Item 3 "Legal Proceedings.” The result of, and costs associated with, defending any such lawsuit, regardless of the merits and eventual outcome, may be material and could have a material adverse effect on our operations. In the future, we may be involved in legal proceedings, disputes, administrative proceedings, claims and other litigation that arise in the ordinary course of business related to a power project that we subsequently acquire. For example, individuals and interest groups may sue to challenge the issuance of a permit for a power project or seek to enjoin construction or operation of a power project. We may also become subject to claims from individuals who live in the proximity of our power projects based on alleged negative health effects related to acoustics caused by wind turbines or alleged contamination of groundwater. In addition, we have been and may subsequently become subject to legal proceedings or claims contesting the construction or operation of our power projects. Any such legal proceedings or disputes could delay our ability to complete construction of a power project in a timely manner, or at all, or materially increase the costs associated with commencing or continuing commercial operations at a power project. Settlement of claims and unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business prospects, financial condition and results of operations.
Risks Related to Our Financial Activities
Our substantial amount of indebtedness may adversely affect our ability to operate our business and impair our ability to pay dividends.
Our consolidated indebtedness not including financing costs as of December 31, 2017 was approximately $2.0 billion. Despite our current consolidated debt levels, we or our subsidiaries may still incur substantially more debt or take other actions which would intensify the risks discussed below.
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

•
our substantial debt service obligations make us vulnerable to adverse changes in general economic, credit and capital markets, industry and competitive conditions and adverse changes in government regulation, and place us at a disadvantage compared with competitors with less debt.

Any of these consequences could have a material adverse effect on our business prospects, financial condition and results of operations. If we do not comply with our obligations under our debt instruments, we may be required to refinance all or part of our existing debt, borrow additional amounts or sell securities, which we may not be able to do on favorable terms or at all. In addition, increases in interest rates and changes in debt covenants may reduce the amounts that we can borrow, reduce our cash flows and increase the equity investment we may be required to make to complete any construction of our projects. These increases could cause some of our projects to become economically unattractive. If we are unable to raise additional capital or generate sufficient operating cash flow to repay our indebtedness, we could be in default under our lending agreements and could be required to delay construction of our projects, reduce overhead costs, reduce the scope of our projects or abandon or sell some or all of our projects, all of which could have a material adverse effect on our business prospects, financial condition and results of operations.
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
Our ability to comply with restrictions and covenants under the terms of our indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. As a result, there can be no assurance that we will be able to comply with these restrictions and covenants, and any such default under our debt agreements could have a material adverse effect on our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities.
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
If our subsidiaries default on their obligations under their project-level debt, we may decide to make payments to lenders to prevent foreclosure on the collateral securing the project-level debt, which would, without such payments, cause us to lose certain of our projects.
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
We provide a variety of indemnities in the ordinary course of business to contractual counterparties and to our lenders and other financial partners. For example, the Hatchet Ridge indemnity indemnifies MetLife Capital, Limited Partnership, the owner participant, under the

Hatchet Ridge Wind Lease Financing against certain tax losses. In addition, we have entered into tax equity partnership agreements in connection with six of our projects which also provide for specific allocations in certain circumstances.
In addition, although we primarily rely on limited recourse or non-recourse financing at our project-level entities, we sometimes provide specific indemnities to support such financings. For example, some of our subsidiaries in the United States had obtained construction bridge loans to finance a portion of project construction costs, and in certain cases, such loans were secured by the ITC cash grant proceeds received from the U.S. Treasury. We have assumed certain indemnities that were originally provided by Pattern Development 1.0 to certain of these bridge lenders and other on-going term lenders in the event that the ITC cash grant is recaptured by the U.S. Treasury, in whole or in part. The cash grant indemnities are in effect for five years from the date the relevant project commences commercial operations. If, for any of those subsidiaries which received the ITC cash grant, the ITC cash grant is recaptured, in whole or in part, we may be required to make payments under the indemnities to prevent the lenders of those subsidiaries from foreclosing on the relevant project collateral. Payment by us under a cash grant indemnity could have a material adverse effect on our business prospects, financial condition and results of operations and, in turn, on our cash available for distribution.
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
Certain borrowings under our revolving credit facility are subject to variable rates of interest, primarily based on the International Continental Exchange London Interbank Offered Rate (LIBOR) or Canadian Dollar Offered Rate (CDOR), and expose us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A hypothetical increase or decrease in interest rates by 1% would have increased or decreased interest expense related to our revolving credit facility by $0 million, $2.6 million and $1.6 million, for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, no amounts were outstanding under our revolving credit facility. To the extent we borrow under our revolving credit facility, we are not required to enter into interest rate swaps to hedge such indebtedness. If we decide not to enter into hedges on such indebtedness, our interest expense on such indebtedness will fluctuate based on LIBOR, CDOR or other variable interest rates. Consequently, we may have difficulties servicing such unhedged indebtedness and funding our other fixed costs, and our available cash flow for general corporate requirements may be materially adversely affected. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
Certain of the electricity we generate is sold on the open market at spot-market prices. In order to stabilize all or a portion of the revenue from such sales, we have entered, and may in the future enter, into financial swaps, day-ahead sales transaction or other hedging arrangements. We may acquire additional assets in the future with similar hedging agreements. In an effort to stabilize our revenue from electricity sales from these projects, we evaluate the electricity sale options for each of our projects, including the appropriateness of entering into a PPA, a physical sale, a financial swap, or combination of these arrangements. If we sell our electricity into an ISO market without a PPA, we may enter into a physical sale or financial swap to stabilize all or a portion of our estimated revenue stream. Under the term of our existing physical sales, we are obligated to physically deliver electricity to a common delivery point. Under these arrangements, we sell the electricity produced at our facility to the ISO at the project node and buy electricity at the common delivery point to meet the delivery obligations under the physical sale. The delivery obligations under the physical sale are for specified volumes in each hour for an overall quantity that we estimate we are highly likely to produce. Under the terms of our existing financial swaps, we are not obligated to physically deliver or purchase electricity. Instead, we receive payments for specified quantities of electricity based on a fixed price and are obligated to pay our counterparty the real time market price for the same quantities of electricity. These financial swaps cover quantities of electricity that we estimate we are highly likely to produce. Gains or losses under the physical sales and financial swaps are designed to be offset by decreases or increases in our revenues from real time market sales of electricity in liquid ISO markets. However, the actual amount of electricity we generate from operations may be materially different from our estimates for a variety of reasons, including variable wind conditions and wind turbine availability. If a project does not generate the volume of electricity covered by the associated physical sale or financial swap contract, we could incur significant losses if electricity prices in the market rise substantially above the fixed price provided for in the physical sale or financial swap. If a project generates more electricity than is contracted in the physical sale or financial swap, the excess production will not be hedged and the related revenues will be exposed to market price fluctuations.
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
We enter into PPAs when we sell our electricity into markets other than deregulated ISO markets or where we believe it is otherwise advisable. Under a PPA, we contract to sell all or a fixed proportion of the electricity generated by one of our projects, sometimes bundled with RECs and capacity or other environmental attributes, to a power purchaser which is often a utility or large commercial entity. We do this to stabilize our revenues from that project. We are exposed to the risk that the power purchaser will fail to perform under a PPA, with the result that we will have to sell our electricity at the market price sometime in the future, which could be substantially lower than the price provided in the applicable PPA. In most instances, we also commit to sell minimum levels of generation on an annual basis to the power purchaser. If the project generates less than the committed minimum volumes, we may be required to buy the shortfall of electricity (or RECs and other environmental attributes) on the open market or make payments of liquidated damages or be in default under a PPA, which could result in its termination.
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
We intend to declare and pay regular quarterly cash dividends on all of our outstanding Class A shares. However, in any period, our ability to pay dividends to holders of our Class A shares depends on the performance of our subsidiaries and their ability to distribute cash to us, as well as all of the other factors discussed under Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters-Cash Dividend to Investors.” The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of existing and future indebtedness and the provisions existing and future tax equity arrangements.

Restrictions on distributions to us by our subsidiaries under our revolving credit facility and the agreements governing their respective project-level debt could limit our ability to pay anticipated dividends to holders of our Class A shares. These agreements contain financial tests and covenants that our subsidiaries must satisfy prior to making distributions. We may agree to similar restrictions on distributions under future debt instruments we may enter into in connection with future note or bond offerings. If any of our subsidiaries is unable to satisfy these restrictions or is otherwise in default under such agreements, it would be prohibited from making distributions to us that could, in turn, limit our ability to pay dividends to holders of our Class A shares. For example, low wind conditions contributed to one of our projects not satisfying financial tests required to permit distributions to us during certain quarters of 2017 and also resulted in a requirement that such trapped cash be utilized to prepay certain debt at the project level. The terms of our project indebtedness typically require commencement of commercial operations prior to our ability to receive cash distributions from a project. The terms of any such indebtedness also typically include cash management or similar provisions, pursuant to which revenues generated by projects subject to such indebtedness are immediately, or upon the occurrence of certain events, swept into an account for the benefit of the lenders under such debt agreements. As a result, project revenues typically only become available to us after the funding of reserve accounts for, among other things, operations and maintenance expenses, debt service, taxes and insurance at the project level. In some instances, projects may be required to sweep cash to reserve funds intended to mitigate the results of pending litigation or other potentially adverse events.
In addition, the terms of operating agreements for our wind facilities with tax equity investors, which include Panhandle 1, Panhandle 2, Post Rock, Logan’s Gap, Amazon Wind and Broadview, generally provide for specified allocations of distributions between the tax equity investors and ourselves which change at a specified point when the tax equity investor has realized a target after tax internal rate of return. In the event this change has not occurred by a targeted date, the tax equity investor begins to receive a greater allocation of distributions until the targeted rate of return has been achieved. In addition, the operating agreements also provide for earlier increases in the percentage of distributable cash to be allocated to the tax equity investors if the project fails to achieve certain defined minimum performance levels that are likely to cause the tax equity investors to not achieve the targeted after tax return by the targeted date and for increases under certain circumstances to match allocations of taxable income that are made to mitigate a negative capital account balance for such tax equity investors. As a result, in the event our share of distributable cash from these projects is changed as a result of one of these events, our distributions from such wind facilities may be less than expected that could, in turn, limit our ability to pay dividends to holders of our Class A shares.
Some of our wind facilities with tax equity investors have experienced lower than expected production and merchant power prices resulting in each of those projects failing to pass financial tests that measure cumulative cash distributions to the members. This resulted in 2017, and could additionally result in 2018, in a change of the cash percentage allocated to the tax equity members which will continue until the shortfall is remedied.
If our projects do not generate sufficient cash available for distribution, we may be required to reduce or eliminate our dividend, or fund dividends from working capital or other sources of liquidity, which may not be available, any of which could have a material adverse effect on the price of our Class A shares and on our ability to pay dividends at anticipated levels or at all.
Our ability to pay regular dividends on our Class A shares is subject to the discretion of our Board of Directors.
Our Class A stockholders have no contractual or other legal right to dividends. The payment of future dividends on our Class A shares is at the discretion of our Board of Directors and depends on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, consideration of factors such as our payout ratio, and other considerations that our Board of Directors deems relevant. Our Board of Directors has the authority to establish cash reserves for the prudent conduct of our business, and the establishment of or increase in those reserves could result in a reduction in cash available for distribution to pay dividends on our Class A shares at anticipated levels. Accordingly, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A shares, which could adversely affect the market price of our Class A shares.
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
If we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses (even if such material weaknesses do not result in a misstatement of our financial statements), it could adversely affect investor perceptions of our company.  Furthermore, if there was a failure in the effectiveness of our internal controls over financial reporting which results in misstatements in our financial statements, it could cause us to fail to meet our reporting obligations, could cause the market price of our shares to decline, and we could be subject to sanctions or investigations by the stock exchanges on which we list, the SEC, the Canadian Securities Administrators or other regulatory authorities, and could adversely affect our ability to access the capital markets.
Risks Regarding Our Cash Dividend Policy
While we believe that we will have sufficient available cash to enable us to pay the aggregate dividend on our Class A shares for the year ending December 31, 2018, we may be unable to pay the quarterly dividend or any amount on our Class A shares during these periods or any subsequent period. Holders of our Class A shares have no contractual or other legal right to receive cash dividends from us on a quarterly or other basis and, while we currently intend to at least maintain our current dividend and to grow our business and continue to increase our dividend per Class A share over time, our cash dividend policy is subject to all the risks inherent in our business and may be changed at any time. Some of the reasons for such uncertainties in our stated cash dividend policy include the following factors:

•
Our revolving credit facility includes customary affirmative and negative covenants that will subject certain of our project subsidiaries to restrictions on making distributions to us. Our subsidiaries are also subject to restrictions on distributions under the agreements governing their respective project-level debt. Additionally, we may incur debt in the future to acquire new power projects, the terms of which will likely require commencement of commercial operations prior to our ability to receive cash distributions from such acquired projects. These agreements also likely will contain financial tests and covenants that our subsidiaries must satisfy prior to making distributions. In the future, we may also enter into debt instruments in connection with note or bond offerings which may also contain restrictions on making distributions. If any of our subsidiaries is unable to satisfy applicable financial tests and covenants or are otherwise in default under our financing agreements, it would be prohibited from making distributions to us, which could, in turn, limit our ability to pay dividends to holders of our Class A shares at our intended level or at all. See "-Risks Related to our Financial Activities-Our substantial amount of indebtedness may adversely affect our ability to operate our business and impair our ability to pay dividends."

•
Under the terms of operating agreements for our wind facilities with tax equity investors, the share of distributable cash we may receive from these projects may change under certain circumstances, and if these circumstances occurred and were adverse, our distributions from such wind facilities may be less than expected. For example, two of our wind facilities with tax equity investors have experienced lower than expected production and merchant power prices resulting in each of those projects failing to pass financial tests that measure cumulative cash distributions to the members. This resulted in 2017 in a change of the cash percentage allocated to the tax equity members which will continue until the shortfall is remedied. See "-Our cash available for distribution to holders of our Class A shares may be reduced as a result of restrictions on our subsidiaries' cash distributions to us under the terms of their indebtedness, or in the event certain specified events occurred under our tax equity arrangements that change the percentage of cash distributions to be made to the tax equity investors."

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
Although we are a reporting issuer in Canada, we are an SEC foreign issuer under Canadian securities laws and are exempt from certain Canadian securities laws relating to continuous disclosure obligations and proxy solicitation if we comply with certain reporting requirements applicable in the United States, provided that the relevant documents filed with the SEC are filed in Canada and sent to our Class A stockholders in Canada to the extent and in the manner and within the time required by applicable U.S. requirements. In some cases, the disclosure obligations applicable in the United States are different or less onerous than the comparable disclosure requirements applicable in Canada for a Canadian reporting issuer that is not exempt from Canadian disclosure obligations. Therefore, there may be less or different publicly available information about us than would be available if we were a Canadian reporting issuer that is not exempt from such Canadian disclosure obligations.

Pattern Development 1.0’s and Pattern Development 2.0’s general partners and their officers and directors have fiduciary or other obligations to act in the best interests of the owners of such entities, which could result in a conflict of interest with us and our stockholders.
Pattern Development 1.0 holds approximately 7.5% of our outstanding Class A shares, representing in the aggregate an approximate 7.5% voting interest in our company. We are party to the Multilateral Management Services Agreement, pursuant to which each of our executive officers (including our Chief Executive Officer) is a shared executive and devotes time to each of our company, Pattern Development 1.0, and Pattern Development 2.0 as needed to conduct the respective businesses. As a result, these shared executives have fiduciary and other duties to these Pattern Development Companies. Conflicts of interest may arise in the future between our company (including our stockholders other than Pattern Development 1.0), and Pattern Development 1.0 and Pattern Development 2.0 (and their respective owners and affiliates). Our directors and executive officers owe fiduciary duties to the holders of our shares. However, Pattern Development 1.0’s and Pattern Development 2.0’s general partners and their officers and directors also have a fiduciary duty to act in the best interest of Pattern Development 1.0’s and Pattern Development 2.0’s limited partners, respectively, which interest may differ from or conflict with that of our company and our other stockholders.
The share ownership of certain significant stockholders may limit other stockholders’ ability to influence corporate matters.
Public Sector Pension Investment Board and Pattern Development 1.0 (and its affiliates) hold approximately 9.5% and 7.5%, respectively, of the combined voting power of our shares. The voting power of each of these stockholders may limit other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that other stockholders may not view as beneficial. As a result of their ownership in our company, each of these entities have significant influence over all matters that require approval by our stockholders, including the election of directors. The interests of these significant stockholders may differ from or conflict with the interests of our other stockholders.
In addition, under the Joint Venture Agreement we have entered into with PSP Investments, we may add a person that has been designated by PSP Investments to our Board of Directors.
Certain of our executive officers will continue to have an economic interest in, and all of our executive officers will continue to provide services to, Pattern Development 1.0 and Pattern Development 2.0, which could result in conflicts of interest.
All of our executive officers provide services to Pattern Development 1.0 and Pattern Development 2.0 pursuant to the terms of the Multilateral Management Services Agreement between our company, Pattern Development 1.0, and Pattern Development 2.0, and, as a result, in some instances, have fiduciary or other obligations to such Pattern Development Companies. However, neither our Chief Financial Officer, or Chief Investment Officer, receives compensation from, or has an economic interest in, either Pattern Development 1.0 or Pattern Development 2.0. Additionally, while none of our Chief Executive Officer, Executive Vice President, Business Development, and Executive Vice President and General Counsel, receive compensation from either Pattern Development 1.0 or Pattern Development 2.0, such officers have economic interests in such Pattern Development Companies and, accordingly, the benefit to such Pattern Development Companies from a transaction between such Pattern Development Company and our company will proportionately inure to their benefit as holders of economic interests in such Pattern Development Company. Each of Pattern Development 1.0 and Pattern Development 2.0 are related parties under the applicable securities laws governing related party transactions and, as a result, any material transaction between our company and Pattern Development 1.0 or Pattern Development 2.0 is subject to our corporate governance guidelines, which require prior approval of any such transaction by the conflicts committee, which is comprised solely of independent members of our Board of Directors. Those of our executive officers who have economic interests in Pattern Development 1.0 or Pattern Development 2.0 may be conflicted when advising the conflicts committee or otherwise participating in the negotiation or approval of such transactions. These executive officers have significant project- and industry-specific expertise that could prove beneficial to the conflicts committee’s decision-making process and the absence of such strategic guidance could have a material adverse effect on our company’s ability to evaluate any such transaction and, in turn, on our business prospects, financial condition and results of operations.
Riverstone is under no obligation to offer us an opportunity to participate in any business opportunities that it may consider from time to time, including those in the energy industry, and, as a result, Riverstone’s existing and future portfolio companies may compete with us for investment or business opportunities.
Conflicts of interest could arise in the future between us, on the one hand, and Riverstone, including its portfolio companies, on the other hand, concerning among other things, potential competitive business activities or business opportunities. Riverstone is a private equity firm in the business of making investments in entities primarily in the energy industry. As a result, Riverstone’s existing and future portfolio companies (other than Pattern Development 1.0 and Pattern Development 2.0, which are subject to the Second Amended and Restated Non-Competition Agreement) may compete with us for investment or business opportunities. These conflicts of interest may not be resolved in our favor.

Subject to the terms of the Second Amended and Restated Non-Competition Agreement with, and our respective Purchase Rights granted to us by, each of Pattern Development 1.0 and Pattern Development 2.0, we have expressly renounced any interest or expectancy in, or in being offered an opportunity to participate in, any business opportunity that may be from time to time presented to Riverstone or any of its officers, directors, agents, stockholders, members or partners or business opportunities that such parties participate in or desire to participate in, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so, and no such person shall be liable to us for breach of any fiduciary or other duty, as a director or officer or controlling stockholder or otherwise, by reason of the fact that such person pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity, to us unless, in the case of any such person who is our director or officer, any such business opportunity is expressly offered to such director or officer solely in his or her capacity as our director or officer. In view of Riverstone’s policies and practices with respect to the apportionment of business opportunities presented to the investment funds managed or advised by it and their respective portfolio companies, a business opportunity presented to such fund or portfolio company may generally be pursued by such fund (or other Riverstone funds, as applicable) or directed to any such portfolio company.
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
Our conflicts committee is required to review, and make recommendations to the full Board of Directors regarding, any future transactions involving the acquisition of an asset or investment in an opportunity offered to us by Pattern Development 1.0 or Pattern Development 2.0 to determine whether the offer is fair and reasonable (including any acquisitions by us of assets of Pattern Development 1.0 or Pattern Development 2.0 pursuant to our respective Purchase Rights). Furthermore, during 2017 and through February 2018 we have made an aggregate investment of $102.5 million in Pattern Development 2.0 resulting in an ownership of approximately 21%. We have established certain governance procedures between ourselves and Pattern Development 2.0 to manage conflicts issues which may arise between ourselves and Pattern Development 2.0, which include having the chair of the conflicts committee, or his designee, attend regularly scheduled meetings of the Pattern Development 2.0 board at which the development pipeline will be reviewed and anticipated funding needs will be discussed, and regular reporting of reasonably expected potential conflicts between us and Pattern Development 2.0 to the conflicts committee.
However, our establishment of a conflicts committee and governance procedures for our Pattern Development 2.0 investment may not prevent holders of our shares from filing derivative claims against us related to these conflicts of interest and related party transactions. Regardless of the merits of their claims, we may be required to expend significant management time and financial resources on the defense of such claims. Additionally, to the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us, all of which could have a material adverse effect on our business prospects, financial condition and results of operations.
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
We are a holding company with U.S. operating subsidiaries that are “public utilities” (as defined in the FPA) and, therefore, subject to FERC’s jurisdiction under the FPA. As a result, the FPA requires us or Pattern Development 1.0, as the case may be, either to (i) obtain prior authorization from FERC to transfer an amount of our voting securities sufficient to convey direct or indirect control over any of our public utility subsidiaries or (ii) qualify for a blanket authorization granted under or an exemption from FERC’s regulations in respect of transfers of control. Similar restrictions apply to purchasers of our voting securities who are a “holding company” under the PUHCA, in a holding company system that includes a transmitting utility or an electric utility, or an “electric holding company,” regardless of whether our voting securities were purchased in our initial public offering, subsequent offerings by us or Pattern Development 1.0, in open market transactions or otherwise. A purchaser of our voting securities would be a “holding company” under the PUHCA and an electric holding company if the purchaser acquired direct or indirect control over 10% or more of our voting securities or if FERC otherwise determined that the purchaser could directly or indirectly exercise control over our management or policies (e.g., as a result of contractual board or approval rights). Under the PUHCA, a “public-utility company” is defined to include an “electric utility company,” which is any company that owns or operates facilities used for the generation, transmission or distribution of electric energy for sale, and which includes EWGs such as our U.S. operating subsidiaries. Accordingly, absent prior authorization by FERC or an increase to the applicable percentage ownership under a blanket authorization, for the purposes of sell-side transactions by us or Pattern Development 1.0 and buy-side transactions involving purchasers of our securities that are electric holding companies, no purchaser can acquire 10% or more of our issued and outstanding voting securities. A violation of these regulations by us or Pattern Development 1.0, as sellers, or an investor, as a purchaser of our securities, could subject the party in violation to civil or criminal penalties under the FPA, including civil penalties of up to approximately $1.25 million per day per violation (which amount is adjusted annually to account for inflation) and other possible sanctions imposed by FERC under the FPA.
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
In addition to follow-on offerings of our Class A shares in each of 2014, 2015 and 2016, in October 2017 we completed a follow-on offering in which a total of 9,200,000 Class A shares were sold. We also established an “at-the-market” equity distribution program in May 2016 under which we sold approximately 1.2 million and 1.1 million shares in 2016 and 2017, respectively. In addition, previously in July 2015, we issued $225.0 million aggregate principal amount of 4.00% Convertible Senior Notes due 2020. If we sell, or if Pattern Development 1.0 or other significant stockholders sell, additional large numbers of our Class A shares, or if we issue a large number of shares of our Class A common stock in connection with future acquisitions, financings, or other circumstances, the market price of our Class A shares could decline significantly. Moreover, the perception in the public market that we, Pattern Development 1.0 or another significant stockholder might sell Class A shares could depress the market price of those shares.
In addition, in May 2014, Pattern Development 1.0 entered into a loan agreement pursuant to which it may pledge our Class A shares owned by it to secure such loan. As of December 31, 2017, substantially all of our Class A shares owned by Pattern Development 1.0, approximating 7.4 million Class A shares, have been pledged as security for such loan. If Pattern Development 1.0 were to default on its obligations under the loan, the lenders would have the right to sell shares to satisfy Pattern Development 1.0’s obligation. Such an event could cause our stock price to decline. In addition, in August 2017, Pattern Development 1.0 entered into a trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, pursuant to which periodic sales of up to an aggregate of 6.0 million Class A shares may be made, subject to the terms of the trading plan. We cannot predict the size of future issuances of our Class A shares, sales of our Class A shares, or sales of securities convertible into our Class A shares, or the effect, if any, that any such future issuances or sales will have on the market price of our shares. Sales of substantial amounts of our shares (including sales pursuant to either Pattern Development 1.0’s or PSP Investments's registration rights and shares issued in connection with an acquisition) or securities convertible into our shares, or the perception that such sales could occur, may adversely affect prevailing market prices for our Class A shares.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Leased Facilities
Our corporate headquarters and executive offices are located in San Francisco, California and we additionally lease office space in Houston, Texas.
Our Projects
We hold interests in 25 wind and solar power projects, including projects which we have committed to acquire. Our projects are located in the United States, Canada, Japan and Chile and have a total owned capacity of 2,942 MW. We typically finance our wind and solar projects through project entity specific debt secured by each project's assets with no recourse to us. For details on our operating wind and solar power projects, please see Item 1 "Business - Our Projects" in this Form 10-K.

Item 3.	Legal Proceedings.
During the third quarter of 2015, rights to appeal prior decisions granting the Renewable Energy Approval (REA) under Ontario's Environmental Protection Act for our K2 facility were exhausted without further appeal. As a result, a stay of a previously filed civil suit against the K2 facility pending final determination of the REA was lifted, allowing such suit to move forward if the claimants so chose to continue such suit. K2 has been awarded their legal fees in connection with the portion of the claim that was stricken, and has reached a settlement agreement under which K2 will waive entitlement to the legal fees and in return claimants have agreed to full dismissal of all pending claims.
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
Our Class A common stock is traded on the National Association of Securities Dealers Automated Quotations (NASDAQ) Global Select Market and on the Toronto Stock Exchange (TSX) under the trading symbol “PEGI.” On February 23, 2018, the last reported sale price of our Class A common stock on the NASDAQ Global Select Market was $18.91 per share and on the TSX was C$23.93 per share.
The following table sets forth, for the periods indicated, the high and low sales prices for our Class A common stock on the NASDAQ Global Select Market:

	2017		2016
	High	Low	High	Low
Fourth Quarter	$24.94	$20.58	$23.01	$18.68
Third Quarter	$26.56	$22.87	$25.13	$22.27
Second Quarter	$25.42	$19.82	$23.02	$17.70
First Quarter	$21.28	$18.83	$21.01	$14.56
The following table sets forth, for the periods indicated, the range of high and low sales prices for our Class A common stock on the TSX:

	2017				2016
	High		Low		High		Low
Fourth Quarter	C$	30.82	C$	26.50	C$	30.65	C$	25.01
Third Quarter	C$	32.57	C$	29.66	C$	33.00	C$	29.01
Second Quarter	C$	33.35	C$	26.65	C$	29.74	C$	23.24
First Quarter	C$	27.74	C$	25.35	C$	29.20	C$	20.50
On October 23, 2017, we completed an underwritten public offering of our Class A common stock. In total, 9,200,000 shares of our Class A common stock were sold at a public offering price of $23.40 per share. This includes 1,200,000 shares purchased by the underwriters to cover over-allotments. Aggregate net proceeds of the equity offering, including the proceeds of the over-allotment option, were approximately $211.9 million after deduction of underwriting discounts, commissions, and transaction expenses.
On May 9, 2016, we entered into an Equity Distribution Agreement. Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock, par value $0.01 per share, from time to time through the Agents, as our sales agents for the offer and sale of the shares, up to an aggregate sales price of $200.0 million. For the year ended December 31, 2017, we sold 1,068,261 shares under the Equity Distribution Agreement and net proceeds under the issuances were $25.3 million.
Holders of Record
Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 23, 2018, there were approximately 15 stockholders of record of our Class A common stock.

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
The following graph shows a comparison from September 27, 2013 (the date our Class A common stock commenced trading on the NASDAQ) through December 31, 2017 of the cumulative total stockholder return for our Class A common stock, the NASDAQ Composite Index (NASDAQ Composite) and the Philadelphia Utility Sector Index. The graph assumes that $100 was invested at the market close on September 27, 2013 in the Class A common stock of Pattern Energy Group Inc., the NASDAQ Composite and the Philadelphia Utility Sector Index and also assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Cash Dividend to Investors
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A stock. The following table sets forth the dividends declared on shares of Class A common stock for the periods indicated. On February 22, 2018, we maintained our dividend at $0.4220 per share of Class A common stock, or $1.688 per share of Class A common stock on an annualized basis, commencing with respect to dividends paid on April 30, 2018 to holders of record on March 30, 2018.

Dividends Declared
2018
First Quarter	$0.4220
2017
Fourth Quarter	$0.4220
Third Quarter	$0.4200
Second Quarter	$0.4180
First Quarter	$0.4138
2016
Fourth Quarter	$0.4080
Third Quarter	$0.4000
Second Quarter	$0.3900
First Quarter	$0.3810
We have established our quarterly dividend level based on a targeted cash available for distribution payout ratio, after considering the annual cash available for distribution that we expect our projects will be able to generate and with due regard to retaining a portion of the cash available for distribution to grow our business. We intend to grow our business primarily through the acquisition of operational and construction ready power projects, which, we believe, will facilitate the growth of our cash available for distribution and enable us to increase our dividend per share of Class A common stock over time. We may in the future raise capital and make investments in new power projects upon or near the commencement of construction of such projects and therefore prior to the expected commencement of operations of the new projects, which could result in a passage of time of twelve or more months before we begin to receive any cash flow contributions from such projects to our cash available for distribution. In connection with these investments, we may increase our dividends prior to the receipt of such cash flow contributions, which would likely cause our payout ratio to temporarily exceed our targeted run-rate payout ratio. However, the determination of the amount of cash dividends to be paid to holders of our Class A common stock will be made by our Board of Directors and will depend upon our financial condition, results of operations, cash flow, long-term prospects and any other matters that our Board of Directors deem relevant. See Item 1A “Risk Factors—Risks Related to Ownership of our Class A Shares—Risks Regarding our Cash Dividend Policy.”
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

Repurchase of Equity Securities
The table below provides information with respect to repurchases of our Class A common stock during the fourth quarter ended December 31, 2017. All shares were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our 2013 Equity Incentive Award Plan. We currently do not have a stock repurchase plan in place.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
10/1/17-10/31/17	—	$—
11/1/17-11/30/17	—	$—
12/1/17-12/31/17	42,666	$21.41
	42,666	$21.41
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of operations data:
Total revenue(1)	$411,344	$354,052	$329,831	$265,493	$201,573
Operating income (expense)	10,259	5,311	37,105	57,593	48,393
Net income (loss)	(82,410)	(52,299)	(55,607)	(39,999)	10,072
Net loss attributable to noncontrolling interest	(64,505)	(35,188)	(23,074)	(8,709)	(6,887)
Net income (loss) attributable to Pattern Energy	$(17,905)	$(17,111)	$(32,533)	$(31,290)	$16,959
Less: Net income attributable to Pattern Energy prior to the initial public offering on October 2, 2013					(30,295)
Net loss attributable to Pattern Energy subsequent to the initial public offering					$(13,336)
Loss per share data:
Class A common stock: basic and diluted loss per share	$(0.20)	$(0.22)	$(0.46)	$(0.56)	$(0.17)
Class B common stock: basic and diluted loss per share	N/A	N/A	N/A	(0.49)	(0.48)
Dividends:
Dividends declared per Class A common share	$1.67	$1.58	$1.43	$1.30	$0.31
Deemed dividends per Class B common share	N/A	N/A	N/A	$1.41	—
Balance sheet data:
Total assets(1)(2)	$4,741,531	$3,752,767	$3,829,592	$2,795,287	$1,872,233
Revolving credit facility	$—	$180,000	$355,000	$50,000	$—
Long-term debt including current portion, net of financing costs(2)	$1,930,731	$1,383,672	$1,415,886	$1,413,858	$1,217,820
Total liabilities	$2,393,389	$1,874,023	$2,053,830	$1,630,553	$1,304,229

(1)
Total revenues and total assets increased during the years ended and as of December 31, 2017, December 31, 2015 and 2014 compared to the years ended and as of December 31, 2016, December 31, 2014 and 2013, respectively, primarily due to acquisitions and the commencement of operations at various project wind farms. For further details of acquisitions, see Note 3, Acquisitions, in the notes to consolidated financial statements.

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
Overview
We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. We hold interests in 25 wind and solar power projects, including projects that we have committed to acquire with a total owned capacity of 2,942 MW in the United States, Canada, Japan and Chile that use proven and best-in-class technology. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price PSAs, some of which are subject to price escalation. Ninety-two percent of the electricity to be generated by our projects will be sold under our PSAs which have a weighted average remaining contract life of approximately 14 years as of December 31, 2017.
We intend to maximize long-term value for our stockholders in an environmentally responsible manner and with respect for the communities in which we operate. Our business is built around three core values of creative energy and spirit, pride of ownership and follow-through and a team first attitude, which guide us in creating a safe, high-integrity work environment, applying rigorous analysis to all aspects of our business and proactively working with our stakeholders to address environmental and community concerns. Our financial objectives, which we believe will maximize long-term value for our stockholders, are to produce stable and sustainable cash available for distribution, selectively grow our project portfolio and our dividend per Class A share and maintain a strong balance sheet and flexible capital structure.
Our growth strategy is focused on the acquisition of operational and construction-ready power projects from the Pattern Development Companies and other third parties that, together with measured investments into the development business, we believe will contribute to the growth of our business and enable us to increase our dividend per share of Class A common stock over time. The Pattern Development Companies (Pattern Energy Group LP (Pattern Development 1.0), Pattern Energy Group 2 LP (Pattern Development 2.0) and their respective subsidiaries) are leading developers of renewable energy and transmission projects. Our continuing relationship with the Pattern Development Companies, including a 21% interest in Pattern Development 2.0, provides us with access to a pipeline of acquisition opportunities. Currently, the Pattern Development Companies have a more than 10 GW pipeline of development projects, all of which are subject to our right of first offer. We target achieving a total owned or managed capacity of 5,000 MW by year end 2020 through a combination of acquisitions from the Pattern Development Companies and other third parties capitalizing on the large and fragmented global renewable energy market. Our business is primarily focused in the U.S., Canada, Japan and Chile; however, we expect Mexico will form part of our growth strategy.
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

Recent Developments
On February 26, 2018, we entered into a series of purchase and sale agreements with Pattern Development 1.0 and Green Power Investments (GPI) to purchase 206 MW of renewable energy projects, consisting of Futtsu Solar, Kanagi Solar, Otsuki, Ohorayama and Tsugaru. The acquisition price for the 84 MW project portfolio (Futtsu Solar, Kanagi Solar, Otsuki and Ohorayama) is approximately $131.5 million, subject to certain closing price adjustments. The acquisition price of Tsugaru for the 122 MW wind project is approximately $194.0 million, consisting of an initial payment of approximately $79.7 million to be funded at closing and approximately JPY12.567 billion payable to Pattern Development 1.0 upon the term conversion of the construction loan and to the extent such term conversion does not occur, such second consideration payment will be made upon the commencement of commercial operations at Tsugaru which is expected in 2020. We expect to close on these transactions in early to mid 2018.
On October 23, 2017, we completed an underwritten public offering of our Class A common stock. In total, 9,200,000 shares of our Class A common stock were sold at a public offering price of $23.40 per share. This includes 1,200,000 shares purchased by the underwriters to cover over-allotments. Aggregate net proceeds of the equity offering, including the proceeds of the over-allotment option, were approximately $211.9 million after deduction of underwriting discounts, commissions and transaction expenses.
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
On June 16, 2017, we entered into several agreements with the Pattern Development Companies and the Public Sector Pension Investment Board (PSP Investments) which resulted in the following transactions:

•
On July 27, 2017, we funded an initial investment of $60 million in Pattern Development 2.0 for an approximately 20% initial ownership, with a right, but not the obligation, to participate in subsequent capital calls for a total commitment of up to $300 million. If this right is exercised for all future capital calls, this would increase our ownership to approximately 29%. On December 26, 2017, we funded an additional capital call for $7.3 million. In February 2018, we also funded approximately $35.2 million into Pattern Development 2.0 of which approximately $27 million will be used by Pattern Development 2.0 to fund the purchase of GPI.

•
We entered into a Joint Venture Agreement with PSP Investments pursuant to which PSP Investments will have the right to co-invest up to an aggregate amount of approximately $500 million in projects acquired by us under our Project Purchase Rights with the Pattern Development Companies, including investments in Meikle, MSM and Panhandle 2.

•	In August 2017, we acquired a 51% interest in Meikle as discussed above.

•	We committed to acquire from Pattern Development 1.0 a 51% interest in MSM, a 143MW wind power project, for approximately $40 million.

•	On December 22, 2017, we sold 49% of the Class B membership interest in the 182 MW Panhandle 2 project to PSP Investments for $58.6 million.
On April 21, 2017, we acquired an 84% initial distributable cash flow interest in Broadview and a 99% ownership interest in Western Interconnect from Pattern Development 1.0. Consideration consisted of $214.7 million of cash, a $2.4 million assumed liability and a post-closing payment of approximately $21.3 million contingent upon the commercial operation of the Grady Project. As part of the acquisition, we also assumed $51.2 million of construction debt and accrued interest outstanding at Western Interconnect which was immediately extinguished, and concurrently, we entered into a variable rate term loan for $54.4 million. The Grady Project is a wind project on the Identified ROFO Projects list being separately developed by Pattern Development 2.0 which is expected to begin full construction in 2018, and which intends to interconnect through Western Interconnect. Following the commencement of commercial operations of the Grady Project, at which time the Grady Project will begin making transmission service payments to Western Interconnect, the Company will make the aforementioned contingent post-closing payment.
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
Trends Affecting our Industry
The growth in the industry is largely attributable to renewable energy’s increasing cost competitiveness with other power generation technologies, the advantages of wind and solar power over other renewable energy sources and growing public support for renewable energy driven by energy security and environmental concerns.
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
Our Outlook
Our projects are generally unaffected by short-term trends given that 92% of the electricity to be generated by our projects is to be sold under our fixed-price power sale agreements, which have a weighted average remaining life of approximately 14 years as of December 31, 2017.
Our near-term growth strategy will focus on wind and solar power projects. We expect that most of our short-term growth will come from opportunities to acquire the Identified ROFO Projects, but we will evaluate unaffiliated third-party asset acquisition opportunities as well. In addition, we will continue to evaluate further investment in Pattern Development 2.0 as discussed below.
Factors Affecting our Operational Results
The primary factors that will affect our financial results are (i) electricity sales and energy derivative settlements of our operating projects, (ii) project operations, (iii) debt financing, (iv) congestion in the Texas market, (v) general and administrative costs, (vi) acquisitions and (vii) investment in Pattern Development 2.0.
Electricity Sales and Energy Derivative Settlements of our Operating Projects
Our electricity sales and energy derivative settlements are primarily determined by the price of electricity and any environmental attributes we sell under our power sale agreements and the amount of electricity that we produce, which is in turn principally the result of the wind conditions at our project sites and the performance of our equipment. We base our estimates of each project’s capacity to generate electricity on the findings of our internal and external experts’ long-term meteorological studies, which include on-site data collected from equipment on the property and relevant reference wind data from other sources, as well as specific equipment power curves and estimates for the performance of our equipment over time. Ninety-two percent of the electricity to be generated across our projects is currently committed under long-term, fixed-price power sale agreements which have a weighted average remaining contract life of approximately 14 years as of December 31, 2017.
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
When analyzed together, a portfolio’s probability of exceeding a specific output level changes when all the projects are considered as a portfolio instead of on a stand-alone basis. Due to the geographical separation between our projects, the uncertainty variables and wind speed correlations are diverse enough across the portfolio to provide reduction in the overall uncertainty, which we refer to as the portfolio effect. For example, the sum of our individual projects’ P75 output levels is approximately 93% of the aggregate P50 output level (which is unaffected by the portfolio effect), while the P75 output level, when taking into account the portfolio effect, is approximately 96% of our aggregate P50 output level. On a portfolio basis, our P90 and P95 production estimates for the annual electricity generation of our twenty operating projects (excluding projects in Japan we have agreed to acquire) are approximately 91% and 89%, respectively, of our estimated P50 output levels. The portfolio effect results in an improvement in the production stability across the portfolio. A greater diversity of projects in the portfolio has the effect of increasing the frequency of occurrences aggregated around the expected result (probability level).
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
We believe that mark-to-market adjustments that we make to the fair value of our derivative assets and liabilities are generally mirrored by changes in the economic value of the related operating or financial assets, such as our wind projects and our project loans, for which the application of accounting principles generally accepted in the United States (U.S. GAAP) does not permit us to record such economic gains and losses. For this reason, and because one of our principal financial objectives is to produce stable and sustainable cash available for distribution, we believe that the economic value to our shareholders reflected in these derivative instruments, outweighs the risk of volatility in net income that we expect to report. Accordingly, we believe it is useful to investors to consider supplemental financial measures that we report, such as Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Accretion (Adjusted EBITDA), where we have subtracted and added back, as applicable, the unrealized gains and losses arising from mark-to-market adjustments on our derivative instruments, and cash available for distribution.

Project Operations
Turbine Availability
Our ability to generate electricity in an efficient and cost-effective manner is impacted by our ability to maintain the operating capacity of our projects. We use reliable and proven wind turbines and other equipment for each of our projects. For the years ended December 31, 2017 and 2016, our turbine availability across our projects was 97.4% and 96.8% respectively, which is in line with industry standards for original investment projections reviewed by independent engineering firms.
Operations and maintenance - self-perform
In early 2017, we revised long-term turbine manufacturer service arrangements at certain of our projects pursuant to which the turbine manufacturer continues to provide routine and corrective maintenance service, but we are responsible for a portion of the maintenance and repairs, including on major component parts. These revised service arrangements have reduced our fixed contract costs. Over time we are generally taking on more operational responsibility and risks as an owner, including self-performing maintenance and service work with our own technicians instead of utilizing service providers, which will have continuing expected cost benefits, but will similarly come with increased risks and reduced third party warranty and guarantee protections. We completed this transition to self-perform at five of our projects by the end of 2017 and expect to make a similar transition at additional projects in the future.
Debt Financing
We intend to use a portion of our revenue from electricity sales to cover our subsidiaries’ interest expense and principal payments on borrowings under their respective project financing facilities. Our interest expense primarily reflects (i) imputed interest on the lease financing of our Hatchet Ridge project, (ii) periodic interest on the term loan financing arrangements, including the effects of interest rate swaps, at our other operating projects, (iii) interest on our convertible senior notes issued in 2015 and the Unsecured Senior Notes issued in 2017 and (iv) interest on short-term loan facilities, including any borrowings under our revolving credit facility.
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
Congestion in the Texas market
In addition to the risks we face in broad commodity markets, many of our projects, especially in ERCOT, also face project-specific risks related to transmission system limitations which can result in local prices that are lower than the broader market prices (congestion). In the case of adverse congestion, our revenues are negatively impacted, and our PSAs do not protect us from these impacts, since under those contracts, this risk is fully allocated to our projects and not to the counterparty (e.g. we sell our power at the lower local price, but still have to buy power for the counterparty at the higher broad market or hub price). In the past these impacts have been material to our economic results, and we expect that congestion will continue to be a material risk, in the future.
General and Administrative Cost
In addition to reducing our project expense through restructuring service agreements and a transition to self-perform, we are also focused on measures to reduce our general and administrative expenses, including our net related party charges to and from Pattern Development 1.0. We are investing in a number of efficiency initiatives (principally automation and other process improvements) in accounting, procurement, human resources, loan administration, and asset management, among others, that we believe will also result in a lower administrative cost structure. In 2017, these initiatives along with measures we took to remediate our material weaknesses in internal controls in 2017 resulted in higher audit, consulting and staffing expenses; however, we anticipate that the consequent changes we make to our control environment together with the efficiency initiatives will reduce certain general and administrative costs starting in 2018.
Acquisitions
Our ability to grow our cash available for distribution is substantially dependent on our ability to make acquisitions. During 2017, our acquisitions of Broadview and Meikle increased our operating capacity by 363 MW or 14%. In addition, the Broadview acquisition included the acquisition of Western Interconnect. Our investment in 2017 and our additional commitment to fund capital calls in Pattern Development 2.0 facilitates additional long-term capital for Pattern Development 2.0 to support the growth in the development pipeline.

In 2018, we committed to acquire several entities in Japan which when consummated will increase our project portfolio capacity by 206 MW including 39 MW of solar renewable energy projects. Additionally, we expect to complete the acquisition of MSM, of which our proportionate interest will be 51%, in 2018.
Potential Dispositions
As discussed below, we have been conducting a strategic review of the market, growth and opportunities in Chile. To that end, we began a process to solicit bids for the potential sale of El Arrayan. In early 2018, we received a range of initial non-binding bids for the purchase of El Arrayan, and we elected to continue the strategic review with certain bidders, a process we expect to conclude in early to mid 2018. No assurances can be given that we will accept any bid and that if we did accept a bid, it would be above the current carrying value of El Arrayan. During the time we are evaluating our opportunities in Chile, we will continue to report the assets and liabilities as held and used on our consolidated balance sheets until such time as the strategic review of Chile advances to a point where it might meet (if ever) the assets held for sale requirements specified in ASC 360.
Our aggregate owned capacity is 2,942 MW. We expect that the acquisition of operational power projects from the Pattern Development Companies and other third parties will continue to contribute to our operational results.
Below is a summary of the Identified ROFO Projects that we expect to acquire from the Pattern Development Companies in connection with our Project Purchase Rights:

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development Companies Owned (4)
Pattern Development 1.0 Projects
Conejo Solar(5)	Operational	Chile	2015	2016	PPA	104	104
Belle River	Operational	Ontario	2016	2017	PPA	100	43
El Cabo	Operational	New Mexico	2016	2017	PPA	298	125
North Kent	Operational	Ontario	2017	2018	PPA	100	35
Henvey Inlet	In construction	Ontario	2017	2019	PPA	300	150
Pattern Development 2.0 Projects
Stillwater Big Sky	Late stage development	Montana	2017	2018	PPA	79	67
Crazy Mountain	Late stage development	Montana	2017	2019	PPA	80	68
Grady	Late stage development	New Mexico	2018	2019	PPA	220	188
Sumita	Late stage development	Japan	2019	2021	PPA	100	55
Ishikari	Late stage development	Japan	2019	2022	PPA	100	100
						1,481	935

(1)	Represents year of actual or anticipated commencement of construction.

(2)	Represents year of actual or anticipated commencement of commercial operations.

(3)
Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of weather and other conditions, a project will not operate at its rated capacity at all times and the amount of electricity generated may be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors.

(4)
Pattern Development Companies-Owned capacity represents the maximum, or rated, electricity generating capacity of the project in MW multiplied by Pattern Development 1.0's or Pattern Development 2.0's percentage ownership interest in the distributable cash flow of the project.

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

Investment in Pattern Development 2.0
In December 2016, certain investment funds managed by Riverstone Holdings LLC, which own interests in Pattern Development 1.0, engaged in a transaction in which (a) certain assets of Pattern Development 1.0 consisting principally of early and mid-stage U.S. development assets (including the Grady project which is an Identified ROFO Project) were transferred to a newly formed entity, Pattern Development 2.0, and (b) Pattern Development 1.0 retained the remainder of its assets consisting principally of the other Identified ROFO Projects, non-U.S. development assets, and its ownership interest in our Class A common stock. Subsequently, in June 2017, concurrently with the entry into the strategic relationship with PSP Investments, we entered into a series of new arrangements and amendments to existing arrangements with each of Pattern Development 1.0 and Pattern Development 2.0, the purpose of which was to increase opportunities for growth with improved alignment with our core business strategy.
During 2017, we invested $67.3 million in Pattern Development 2.0 and in February 2018, we also funded approximately $35.2 million into Pattern Development 2.0 of which approximately $27 million will be used by Pattern Development 2.0 to fund the purchase of GPI. During the remainder of 2018, we will continue to evaluate the potential benefits and risks of an investment in Pattern Development 2.0. Strategic benefits include a strengthened link to Pattern Development 2.0's development pipeline and increased return on investment expectations commensurate with increased development risk. To the extent we invest in Pattern Development 2.0, we will be initially exposed to capital requirements prior to having certainty that a project can move forward. As projects are successfully completed, we anticipate that our return on our capital investment will increase. However, there are risks in project development that we have not yet been exposed to including, but not limited to, permitting challenges, failure to secure PPAs, failure to procure the requisite financing, equipment or interconnection, or an inability to satisfy the conditions to effectiveness of project agreements such as PPAs.

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
Limitations to Key Metrics
We disclose cash available for distribution, which is a non-U.S. GAAP measure, because management recognizes that it will be used as a supplemental measure by investors and analysts to evaluate our liquidity. However, cash available for distribution has limitations as an analytical tool because it:

•	excludes depreciation, amortization and accretion;

•	does not capture the level of capital expenditures necessary to maintain the operating performance of our projects;

•	is not reduced for principal payments on our project indebtedness except to the extent they are paid from operating cash flows during a period; and

•	excludes the effect of certain other cash flow items, all of which could have a material effect on our financial condition and results from operations.
Because of these limitations, cash available for distribution should not be considered an alternative to net cash provided by operating activities or any other liquidity measure determined in accordance with U.S. GAAP, nor is it indicative of funds available to fund our cash needs. In addition, our calculation of cash available for distribution is not necessarily comparable to cash available for distribution as calculated by other companies.
We disclose Adjusted EBITDA, which is a non-U.S. GAAP measure, because management believes this metric assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that our management believes are not indicative of our core operating performance. We use Adjusted EBITDA to evaluate our operating performance. You should not consider Adjusted EBITDA as an alternative to net income (loss), as determined in accordance with U.S. GAAP.
Adjusted EBITDA has limitations as an analytical tool. Some of these limitations include:

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
Cash available for distribution represents cash provided by operating activities as adjusted to:
(i) add or subtract changes in operating assets and liabilities;
(ii) subtract net deposits into restricted cash accounts, which are required pursuant to the cash reserve requirements of financing agreements, to the extent they are paid from operating cash flows during a period;
(iii) subtract cash distributions paid to noncontrolling interests;
(iv) subtract scheduled project-level debt repayments in accordance with the related loan amortization schedule, to the extent they are paid from operating cash flows during a period;
(v) subtract non-expansionary capital expenditures, to the extent they are paid from operating cash flows during a period;
(vi) add cash distributions received from unconsolidated investments (as reported in net cash used in investing activities), to the extent such distributions were derived from operating cash flows; and
(vii) add or subtract other items as necessary to present the cash flows we deem representative of our core business operations.

The most directly comparable U.S. GAAP measure to cash available for distribution is net cash provided by operating activities. The following table is a reconciliation of our net cash provided by operating activities to cash available for distribution for the periods presented (unaudited and in thousands):

	Year ended December 31,
	2017	2016	2015
Net cash provided by operating activities (1)	$217,613	$163,664	$117,849
Changes in operating assets and liabilities	(31,568)	(11,000)	(6,880)
Network upgrade reimbursement	9,282	4,821	2,472
Release of restricted cash to fund project and general and administrative costs	7,239	640	1,611
Operations and maintenance capital expenditures	(783)	(1,017)	(779)
Distributions from unconsolidated investments	13,358	41,698	34,216
Reduction of other asset - Gulf Wind energy derivative deposit	—	—	6,205
Other	2,182	(302)	(323)
Less:
Distributions to noncontrolling interests	(20,250)	(17,896)	(7,882)
Principal payments paid from operating cash flows	(51,278)	$(47,634)	$(54,041)
Cash available for distribution	$145,795	$132,974	$92,448

(1)	Included in net cash provided by operating activities is the portion of distributions from unconsolidated investments paid from cumulative earnings representing the return on investment.
Cash available for distribution was $145.8 million for the year ended December 31, 2017 as compared to $133.0 million in the prior year. This $12.8 million increase in cash available for distribution was primarily due to:

•	a $49.0 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs) driven by projects acquired during 2017;

•	a $10.6 million increase in total distributions from unconsolidated investments;

•	a $6.6 million increase in release of restricted cash to fund project costs; and

•	a $4.5 million increase in network upgrade reimbursement primarily related to Broadview.
These increases were partially offset by:

•
a $23.0 million increase in interest expense (excluding amortization of financing costs and debt discount/premium) primarily due to the issuance of the Unsecured Senior Notes in January 2017 and debt associated with our acquisitions;

•	a $21.2 million increase in transmission cost and project expense;

•	a $7.0 million increase in operating expenses;

•	a $3.6 million increase in principal payments of project-level debt; and

•	a $2.4 million increase in distributions to noncontrolling interests.
Cash available for distribution was $133.0 million for the year ended December 31, 2016 as compared to $92.4 million in the prior year. This $40.5 million increase in cash available for distribution was due to:

•
additional revenues of $47.3 million (excluding unrealized loss on energy derivative and amortization of PPAs) primarily from projects which were acquired or commenced commercial operations during 2015;

•
an increase of $22.5 million in cash distributions from our unconsolidated investments when compared to the same period in the prior year which was due to full year operations at K2 and the acquisition of Armow in the fourth quarter of 2016;

•	reduced principal payments of project-level debt by $6.4 million; and

•	decreased net losses on transactions of $3.1 million.

These increases were partially offset by:

•	increased transmission cost and project expense of $14.2 million;

•	increased operating expenses of $10.7 million;

•	increased distributions to noncontrolling interests of $10.0 million; and

•	the $6.2 million cash distribution from the partial refund of a deposit associated with the Gulf Wind energy derivative in 2015.
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
The most directly comparable U.S. GAAP measure to Adjusted EBITDA is net income (loss). The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (unaudited and in thousands):

	Year ended December 31,
	2017	2016	2015
Net loss	$(82,410)	$(52,299)	$(55,607)
Plus:
Interest expense, net of interest income	100,687	76,598	75,309
Tax provision	11,734	8,679	4,943
Depreciation, amortization and accretion	215,492	184,002	145,322
EBITDA	$245,503	$216,980	$169,967
Unrealized loss on energy derivative (1)	14,045	22,767	791
(Gain) loss on derivatives	9,787	3,324	16,711
Early extinguishment of debt	8,643	—	4,941
Other	—	326	3,400
Adjustments from unconsolidated investments (2)	—	(659)	—
Plus, proportionate share from unconsolidated investments:
Interest expense, net of interest income	39,240	32,103	23,537
Depreciation, amortization and accretion	35,311	27,763	22,680
(Gain) loss on derivatives	(8,829)	1,552	8,514
Adjusted EBITDA	$343,700	$304,156	$250,541

(1)	Amount is included in electricity sales on the consolidated statements of operations.

(2)
Adjustments for the year ended December 31, 2016, consists of $19.9 million gains on distributions from unconsolidated investments and ($19.2) million of suspended equity earnings. See Note 7. Unconsolidated Investments in the Notes to Consolidated Financial Statements in this Form 10-K, for further discussion.

Adjusted EBITDA for the year ended December 31, 2017 was $343.7 million compared to $304.2 million in the prior year, an increase of $39.5 million, or approximately 13.0%. The increase in Adjusted EBITDA during 2017 as compared to 2016 was primarily due to:

•
a $49.0 million increase in revenue (excluding unrealized loss on energy derivative and amortization of PPAs) primarily attributable to projects which were acquired or commenced commercial operations in 2017; and

•	a $20.9 million increase in our proportionate share of Adjusted EBITDA from unconsolidated investments.
These increases were partially offset by:

•	a $21.2 million increase in transmission cost and project expense;

•	a $7.0 million increase in operating expenses; and

•	a $1.0 million increase in transaction cost.
Adjusted EBITDA for the year ended December 31, 2016 was $304.2 million compared to $250.5 million in the prior year, an increase of $53.6 million, or approximately 21.4%. The increase in Adjusted EBITDA during 2016 as compared to 2015 was primarily due to:

•	a $47.3 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs) driven by projects which were acquired or commenced commercial operations in 2015;

•	a $26.6 million increase in our proportionate share of Adjusted EBITDA from unconsolidated investments; and

•	a $3.5 million increase in other income, net primarily due to gains on foreign currency transaction.
These increases were partially offset by:

•	a $14.2 million increase in project expense and transmission cost; and

•	a $10.7 million increase in operating expenses.
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

The following table presents selected operating performance metrics for the periods presented (unaudited):

	Year ended December 31,
MWh sold	2017	2016	Change	% Change
Consolidated MWh sold	7,700,853	6,745,525	955,328	14.2%
Less: noncontrolling MWh	(1,147,409)	(940,358)	(207,051)	22.0%
Controlling interest in consolidated MWh	6,553,444	5,805,167	748,277	12.9%
Unconsolidated investments proportional MWh	1,233,967	1,001,105	232,862	23.3%
Proportional MWh sold	7,787,411	6,806,272	981,139	14.4%

Average realized electricity price per MWh
Consolidated average realized electricity price per MWh	$54	$55	$(1)	(1.8)%
Unconsolidated investments proportional average realized electricity price per MWh	$112	$112	$—	—%
Proportional average realized electricity price per MWh	$65	$66	$(1)	(1.5)%
Our consolidated MWh sold for the year ended December 31, 2017 was 7,700,853 MWh, as compared to 6,745,525 MWh for the year ended December 31, 2016, an increase of 955,328 MWh, or 14.2%. The change in consolidated MWh sold was primarily attributable to:

•	an increase in volume of 917,166 MWh as a result of acquisitions in 2017; and

•	an increase in volume of 254,443 MWh from projects that existed in 2016 primarily due to favorable wind conditions.
This increase was partially offset by:

•	a decrease in volume of 216,146 MWh from projects that existed in 2016 due to lower availability and curtailment.
Our proportional MWh sold for the year ended December 31, 2017 was 7,787,411 MWh, as compared to 6,806,272 MWh for the year ended December 31, 2016, an increase of 981,139 MWh, or 14.4%. The change in proportional MWh sold was primarily attributable to:

•	an increase in volume of 748,277 MWh from controlling interest in consolidated MWh primarily due to acquisitions in 2017 and favorable wind conditions partially offset by lower availability; and

•
an increase in volume of 232,862 MWh from unconsolidated investments primarily due to the acquisition of Armow in the fourth quarter of 2016 and favorable wind conditions partially offset by lower availability.

Our consolidated average realized electricity price was $54 per MWh for the year ended December 31, 2017 as compared to $55 per MWh for the year ended December 31, 2016. The decrease of $1 per MWh was primarily due to an increase in volume of lower priced PPAs coupled with lower spot market pricing as a result of congestion in the Texas market.
Proportional average realized electricity price was $65 per MWh for the year ended December 31, 2017 as compared to $66 per MWh for the year ended December 31, 2016. The decrease of $1 per MWh in the proportional average realized electricity price was primarily due to an increase in volume of lower priced PPAs coupled with the presence of ERCOT market congestion.

The following table presents selected operating performance metrics for the periods presented (unaudited):

	Year ended December 31,
MWh sold	2016	2015	Change	% Change
Consolidated MWh sold	6,745,525	5,257,976	1,487,549	28.3%
Less: noncontrolling MWh	(940,358)	(877,847)	(62,511)	7.1%
Controlling interest in consolidated MWh	5,805,167	4,380,129	1,425,038	32.5%
Unconsolidated investments proportional MWh	1,001,105	756,546	244,559	32.3%
Proportional MWh sold	6,806,272	5,136,675	1,669,597	32.5%

Average realized electricity price per MWh
Consolidated average realized electricity price per MWh	$55	$62	$(7)	(11.3)%
Unconsolidated investments proportional average realized electricity price per MWh	$112	$118	$(6)	(5.1)%
Proportional average realized electricity price per MWh	$66	$73	$(7)	(9.6)%
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
Our proportional MWh sold in the year ended December 31, 2016 was 6,806,272 MWh, as compared to 5,136,675 MWh for the year ended December 31, 2015, representing an increase of 1,669,597 MWh or 32.5%. This change in proportional MWh sold was primarily attributable to:

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

Results of Operations
The following table provides selected financial information for the periods presented (in thousands, except percentages):

	Year ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Total revenue	$411,344	$354,052	$329,831	$57,292	16.2%	$24,221	7.3%
Total cost of revenue	348,677	303,342	257,995	45,335	14.9	45,347	17.6
Total operating expenses	52,408	45,399	34,731	7,009	15.4	10,668	30.7
Operating income	10,259	5,311	37,105	4,948	93.2	(31,794)	(85.7)
Total other expense	80,935	48,931	87,769	32,004	65.4	(38,838)	(44.3)
Net loss before income tax	(70,676)	(43,620)	(50,664)	(27,056)	62.0	7,044	(13.9)
Tax provision	11,734	8,679	4,943	3,055	35.2	3,736	75.6
Net loss	(82,410)	(52,299)	(55,607)	(30,111)	57.6	3,308	(5.9)
Net loss attributable to noncontrolling interest	(64,505)	(35,188)	(23,074)	(29,317)	83.3	(12,114)	52.5
Net loss attributable to Pattern Energy	$(17,905)	$(17,111)	$(32,533)	$(794)	4.6%	$15,422	(47.4)%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 and
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Total Revenue
Total revenue for the year ended December 31, 2017 was $411.3 million compared to $354.1 million for the year ended December 31, 2016, an increase of $57.3 million, or approximately 16.2%. The increase in total revenue for the year ended December 31, 2017 as compared to the prior year was primarily attributable to:

•	a $54.1 million increase in electricity sales driven by projects acquired in 2017;

•	an $18.0 million increase in electricity sales due to favorable wind availability and an increase in PPA contractual volumes for Amazon Wind; and

•	an $8.7 million decrease in unrealized loss on our energy derivative primary due to lower forward natural gas price curves when compared to the prior period.
The increase in electricity sales was partially offset by:

•	a $4.5 million decrease related to an interruption caused principally by a hurricane in Puerto Rico; and

•	a $16.4 million decrease driven by presence of ERCOT market congestion.
Total revenue for the year ended December 31, 2016 was $354.1 million compared to $329.8 million for the year ended December 31, 2015, an increase of $24.2 million, or approximately 7.3%. The change in total revenue for the year ended December 31, 2016 as compared to the prior year was primarily attributable to:

•	a $48.9 million in additional electricity sales from projects which were acquired or commenced commercial operations during 2015;

•	a $2.2 million increase from related party revenue related to management fees.
The increase in total revenues was partially offset by:

•	$22.0 million in higher unrealized losses due to higher forward electricity price curves when compared to the prior period; and

•	a $5.2 million decrease in electricity sales from projects which were in operation prior to 2015.

Cost of revenue
Cost of revenue for the year ended December 31, 2017 was $348.7 million compared to $303.3 million for the year ended December 31, 2016, an increase of $45.3 million, or approximately 14.9%. The increase in cost of revenue during 2017 as compared to 2016 was primarily attributable to:

•	a $19.0 million and a $12.4 million increase in transmission costs and project expense, respectively for costs associated with projects acquired in 2017; and

•	a $24.2 million increase in depreciation, primarily due to projects acquired in 2017.
The increase in cost of revenue was partially offset by a $10.2 million decrease primarily due to the turbine maintenance expense.
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
Operating expenses
Operating expenses for the year ended December 31, 2017 were $52.4 million compared to $45.4 million for the year ended December 31, 2016, an increase of $7.0 million, or approximately 15.4%. The increase in operating expenses during 2016 as compared to 2016 was primarily attributable to:

•	a $5.1 million increase in employee related costs primarily to support growth in employee headcount;

•	a $4.6 million net increase in professional fees and other general administrative; and

•	a $3.9 million increase in related party general and administrative expense.
The increase in operating expense was partially offset by a $6.6 million increase in related party reimbursement.
Operating expenses for the year ended December 31, 2016 were $45.4 million compared to $34.7 million for the year ended December 31, 2015, an increase of $10.7 million, or approximately 30.7%. The increase in operating expenses during 2016 as compared to 2015 was primarily attributable to:

•	a $5.0 million increase in employee related costs primarily to support growth in employee headcount;

•	a $5.6 million net increase in professional fees, office related lease expenses, travel and entertainment; and

•	a $2.3 increase in related party general and administrative expense.
The increase in operating expense was partially offset by a $2.4 million increase in related party reimbursement.
Other expense
Other expense for the year ended December 31, 2017 was $80.9 million compared to $48.9 million for the year ended December 31, 2016, an increase of $32.0 million, or approximately 65.4%. The increase was primarily attributable to:

•	a $24.2 million increase in interest expense primarily due to the issuance of the Unsecured Senior Notes in January 2017 and debt associated with our acquisitions in 2017;

•	an $8.6 million increase in early extinguishment loss associated with Ocotillo debt;

•
a $6.5 million increase in loss on derivatives primarily as a result of an unfavorable impact from foreign currency exchange rates and a realized loss due to the termination of the interest rate swaps; and

•	a $2.8 million increase in net losses on transactions and accretion expense primarily related to the acquisition of the Broadview Project.
The increase in other expense was partially offset by an $11.1 million increase in equity in earnings in unconsolidated investments, net.

Other expense for the year ended December 31, 2016 was $48.9 million compared to $87.8 million for the year ended December 31, 2015, a decrease of $38.8 million, or approximately 44.3%. The change in other expense during 2016 as compared to 2015 was primarily attributable to:

•
a $14.1 million increase in equity in earnings in unconsolidated investments, net primarily due to increased recognition of gains on distributions from unconsolidated investments as a result of the 2016 suspension of equity method accounting for certain of our unconsolidated investments and increased project income from investments acquired in 2015 and late 2016;

•	an $11.2 million realized loss on designated derivatives, net for the July 2015 termination of a designated interest rate swap;

•	a $4.9 million early extinguishment of debt occurring in July and November of 2015;

•	a $3.5 million increase in other income primarily from foreign currency transactions;

•	a $3.1 million decrease in net losses on transactions; and

•
a $2.2 million net increase in earnings from undesignated derivatives primarily due to increases in the interest rate curves compared to the interest rate curves in the prior year offset by decreases in foreign currency price curves compared to foreign currency price curves in the prior year.

Tax provision
We are subject to taxation in the United States, Chile, Canada and Puerto Rico.
The tax provision was $11.7 million for the year ended December 31, 2017 compared to $8.7 million for the year ended December 31, 2016. Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income (loss). However, an exception to the general rule is provided within the intraperiod tax allocation rules when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. This exception resulted in a tax benefit for the year ended December 31, 2017. The expense of $11.7 million is principally related to our Canadian operations partially offset by a tax benefit earned from the intraperiod tax allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the year such as other comprehensive income (loss) and benefits earned in our Chilean operations.
The tax provision was $8.7 million for the year ended December 31, 2016 compared to $4.9 million for the same period in the prior year. The expense of $8.7 million is principally related to our Canadian operations offset against tax benefits earned in our Chilean operations.
Effective tax rate
On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the Tax Act), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things.
On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued due to the complexities involved in accounting for the recently enacted Tax Act. SAB 118 requires a company to include in its financial statements, a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118. We are continuing to assess the impact from the Tax Act and will record adjustments in 2018, as necessary. The final impact on us from the Tax Act's transition tax legislation may differ from the reasonable estimate due to the complexity of calculating and supporting with primary evidence U.S. tax attributes such as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 2013. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes, related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition tax's reasonable estimate.
Our effective tax rate was (16.6)% in 2017 compared to (19.8)% in 2016. Our effective tax rate differs from the statutory tax rates primarily due to adjustments for income in non-taxable entities allocable to noncontrolling interest, consideration of the change in the U.S. federal corporate income tax rate from 35% to 21% in applying the exception to the general intra-period tax allocation rule, and foreign tax rate differential on pre-tax book income.

Net loss
Net loss was $82.4 million for the year ended December 31, 2017, compared to $52.3 million for the prior year; an increase in net loss of $30.1 million or 57.6%. The increase in net loss was primarily attributed to:

•	a $45.3 million increase in cost of revenues due primarily to acquisitions in 2017;

•
a $32.0 million increase in other expense primarily related to increases in interest expense, early extinguishment loss, losses on derivatives due to unfavorable impacts from foreign currency exchange rates and the termination of the interest rate swaps;

•	a $7.0 million increase in operating expense, as discussed above; and

•	a $3.1 million increase in the tax provision.
The increase in net loss was partially offset by a $57.3 million increase in total revenue, as discussed above.
Net loss was $52.3 million for the year ended December 31, 2016, compared to $55.6 million for the prior year; a decrease in loss of $3.3 million or 5.9%. The decrease in loss was primarily attributed to:

•	a $24.2 million increase in total revenue, as discussed above; and

•
a $38.8 million decrease in other expense primarily related to an increase in earnings in unconsolidated investments, decreased net losses on transactions, expenses in 2015 for the early extinguishment of debt, and the termination of designated interest rate derivatives.

The decrease in net loss was partially offset by:

•
a $45.3 million increase in cost of revenue associated with project related expense and increased depreciation expense primarily for projects that were acquired or became commercially operable during 2015 and 2016;

•	a $10.7 million increase in operating expenses, as discussed above; and

•	a $3.7 million increase in the tax provision.
Noncontrolling interest
The net loss attributable to noncontrolling interest was $64.5 million for the year ended December 31, 2017 compared to a $35.2 million net loss attributable to noncontrolling interest for the year ended December 31, 2016. The increased loss of $29.3 million, or approximately 83.3%, was primarily attributable to allocations of losses for tax equity projects, including allocations related to projects acquired in 2017.
The net loss attributable to noncontrolling interest was $35.2 million for the year ended December 31, 2016 compared to a $23.1 million net loss attributable to noncontrolling interest for the year ended December 31, 2015. The increased loss of $12.1 million, or approximately 52.5%, was primarily attributable to allocations of losses for tax equity projects which commenced commercial operations or were acquired during 2015 and 2016.
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

The principal indicators of our liquidity are our unrestricted and restricted cash balances and availability under our Revolving Credit Facility and project level facilities. Our available liquidity is as follows (in millions):

December 31, 2017
Unrestricted cash	$116.8
Restricted cash	21.2
Revolving Credit Facility availability(1)	392.5
Project facilities:
Post construction use	135.9
Total available liquidity	$666.4

(1)	As of February 26, 2018, the amount available on the Revolving Credit Facility is $339.8 million.
We believe that throughout 2018, we will have sufficient liquid assets, cash flows from operations, and borrowings available under our revolving credit facility to meet our financial commitments debt service obligations, contingencies and anticipated required capital expenditures for at least the next 24 months, not including capital required for additional project acquisitions or capital call from Pattern Development 2.0. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corresponding adverse effect on our borrowing capacity.
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
Financing Developments
On November 21, 2017, certain of our subsidiaries entered into a Second Amended and Restated Credit and Guaranty Agreement (the Revolving Credit Facility). The Revolving Credit Facility provides for a revolving credit facility of $440 million, decreased from the previous limit of $500 million. The Revolving Credit Facility permits the borrower to request increases to the facility up to the greater of $600 million and 250% of Borrower Cash Flow (as defined in the Revolving Credit Facility), subject to receipt of commitments and other customary conditions. The facility has a five-year term and is comprised of a revolving loan facility, a letter of credit facility and a swingline facility. The facility is secured by pledges of the capital stock and ownership interests in certain of our holding company subsidiaries, in addition to other customary collateral.
On October 23, 2017, we completed an underwritten public offering of our Class A common stock. In total, 9,200,000 shares of our Class A common stock were sold at a public offering price of $23.40 per share. This includes 1,200,000 shares purchased by the underwriters to cover over-allotments. Aggregate net proceeds of the equity offering, including the proceeds of the over-allotment option, were approximately $211.9 million after deduction of underwriting discounts, commissions, and transaction expenses.
In January 2017, we issued the Unsecured Senior Notes with an aggregate principal amount of $350.0 million. Net proceeds to us were approximately $345.0 million, after deducting the initial purchasers’ discount, commissions and transaction expenses. We used approximately $215 million of the net proceeds to partially fund our acquisition of the Broadview projects, as described above and used $128 million of proceeds to repay borrowings incurred under the Revolving Credit Facility to finance the 2016 purchase of the Armow project. The Unsecured Senior Notes bear interest at a rate of 5.875% per year, payable semiannually in arrears on February 1 and August 1, beginning on August 1, 2017 and maturing on February 1, 2024, unless repurchased or redeemed at an earlier date. The Unsecured Senior Notes are guaranteed on a senior unsecured basis by Pattern US Finance Company, one of our subsidiaries.
On May 9, 2016, we entered into an Equity Distribution Agreement. Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock, par value $0.01 per share, from time to time through the Agents, as our sales agents for the offer and sale of the shares, up to an aggregate sales price of $200.0 million. We intend to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the year ended December 31, 2017 we sold 1,068,261 shares under the Equity Distribution Agreement and net proceeds under the issuance were $25.3 million.

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
Cash Flows
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities, as well as cash available for distribution discussed earlier, to evaluate our periodic cash flow results. Below is a summary of our cash flows for each period (in millions):

	Year ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$217.6	$163.7	$117.8
Net cash used in investing activities	(319.1)	(124.3)	(759.1)
Net cash provided by (used in) financing activities	124.7	(76.7)	643.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5.4	0.3	(5.5)
Net change in cash, cash equivalents and restricted cash	$28.6	$(36.9)	$(3.1)
Net cash provided by operating activities
Net cash provided by operating activities was $217.6 million for the year ended December 31, 2017 as compared to $163.7 million in the prior year, an increase of $53.9 million, or approximately 33.0%. The increase in cash provided by operating activities was primarily due to higher revenues of $49.0 million (excluding unrealized loss on energy derivative and amortization of PPAs) primarily from projects which were acquired in 2017 and increase of $38.9 million in distributions from unconsolidated investments. These increases were partially offset by an increase of $21.2 million in transmission and project expense, an increase of $16.3 million in interest payments, an increase of $7.0 million in operating expense and other changes in working capital as a result of the timing of receipts of payments and disbursements.
Net cash provided by operating activities was $163.7 million for the year ended December 31, 2016 as compared to $117.8 million in the prior year, an increase of $45.8 million, or approximately 38.9%. The increase in cash provided by operating activities was primarily due to higher revenues of $47.3 million (excluding unrealized loss on energy derivative and amortization of PPAs) from projects which were acquired since May 2015 or which commenced commercial operations since September 2015, increased distributions from unconsolidated investments of $15.0 million, increase in working capital of $4.1 million, and a decrease in transaction costs of $3.1 million. These increases were partially offset by increased project and transmission expense of $14.2 million and operating expenses of $10.7 million.
Net cash used in investing activities
Net cash used in investing activities was $319.1 million for the year ended December 31, 2017, which consisted primarily of $227.8 million in cash paid, net of cash and restricted cash acquired for acquisitions completed in 2017, $68.8 million in cash invested in Pattern Development 2.0, $43.8 million for capital expenditures, which primarily relates to payments for construction liabilities assumed with our acquisitions completed in 2017, partially offset by $13.4 million in distributions from unconsolidated investments and $8.0 million in reimbursement of interconnection costs.
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
Net cash used in investing activities was $759.1 million for the year ended December 31, 2015, which consisted primarily of $422.4 million for acquisitions, net of cash and restricted cash acquired, which primarily includes $222.1 million for both Lost Creek and Post Rock, $65.2 million for Amazon Wind and $128.4 million for an unconsolidated investment in K2, in addition to $380.5 million for capital expenditures primarily related to the construction at Logan’s Gap and Amazon Wind. These increases were partially offset by $38.2 million of distributions from unconsolidated investments.

Net cash provided by (used in) financing activities
Net cash provided by financing activities for the year ended December 31, 2017 was $124.7 million. Net cash provided by financing activities consisted primarily of the following:

•	$693.7 million in net proceeds from the issuance of long-term debt;

•	$237.1 million in net proceeds from equity issuances, net of expenses;

•	$333.0 million in draws on the Revolving Credit Facility; and

•	$57.8 million in proceeds from the partial sale of Panhandle 2.
Net cash provided by financing activities were partially offset by:

•	$513.0 million in repayments of the Revolving Credit Facility;

•	$145.2 million in dividend payments;

•	$483.0 million in repayment of long-term debt;

•	$20.3 million in distributions to noncontrolling interests; and

•	$15.9 million in financing fee payments; and

•	$14.1 million in termination of designated derivatives payment.
Net cash used in financing activities for the year ended December 31, 2016 was $76.7 million. Net cash used in financing activities consisted primarily of the following:

•	$286.3 million in net proceeds from equity issuances, net of expenses; and

•	$175.0 million in draws on the Revolving Credit Facility.
Net cash used in financing activities were partially offset by:

•	$350.0 million in repayments of the Revolving Credit Facility;

•	$120.2 million in dividend payments;

•	$47.6 million in repayment of long-term debt; and

•	$17.9 million in distributions to noncontrolling interests.
Net cash provided by financing activities for the year ended December 31, 2015 was $643.7 million. Net cash provided by financing activities consisted primarily of the following:

•	$317.4 million in net proceeds from our February 2015 equity offering, net of expense;

•	$405.0 million in draws on the Revolving Credit Facility;

•	$329.1 million in proceeds from construction debt related to our construction projects;

•	$165.0 million in proceeds from issuance of long term debt;

•	$218.9 million from the July 2015 issuance of convertible debt, net of issuance costs; and

•	$336.0 million in capital contributions from noncontrolling interests.
Net cash provided by financing activities were partially offset by:

•	$785.9 million in repayments of debt;

•	$121.2 million in payments for the purchase of the noncontrolling interest at Gulf Wind and Lost Creek;

•	$100.0 million in repayments of the Revolving Credit Facility;

•	$90.6 million in dividend payments;

•	$13.7 million in payments for deferred financing costs; and

•	$11.1 million in payments for interest rate derivatives.

Uses of Liquidity
Cash Dividends to Investors
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A common stock. On February 22, 2018, we maintained our dividend at $0.4220 per Class A share, or $1.688 per Class A share on an annualized basis, commencing with respect to dividends to be paid on April 30, 2018 to holders of record on March 30, 2018. Cash paid for dividends for the year ended December 31, 2017 was $145.2 million.
We expect to pay a quarterly dividend on or about the 30th day following each fiscal quarter to holders of record of our Class A common stock on the last day of such quarter.
Capital Expenditures and Investments
In 2017, total cash used for capital expenditures was $43.8 million. We do not include capital expenditures at our projects held at our unconsolidated equity investments. Cash paid for acquisitions was $227.8 million.
We expect to make investments in additional projects in 2018 and provide further capital to Pattern Development 2.0. We have committed to acquire MSM from Pattern Development 1.0 for a purchase price of approximately CAD $53.0 million, which is currently expected to occur by the second quarter of 2018. We have also committed to acquire the 84 MW project portfolio (Futtsu Solar, Kanagi Solar, Otsuki and Ohorayama) for approximately $131.5 million, subject certain closing price adjustments and Tsugaru for approximately $194.0 million, consisting of an initial payment of approximately $79.7 million to be funded at closing and approximately JPY12.567 billion payable to Pattern Development 1.0 upon the term conversion of the construction loan and to the extent such term conversion does not occur, such second consideration payment will be made upon the commencement of commercial operations at Tsugaru which is expected in 2020. We expect to close on these transactions in early to mid 2018. In February 2018, we also funded approximately $35.2 million into Pattern Development 2.0 of which approximately $27 million will be used by Pattern Development 2.0 to fund the purchase of GPI.
We also evaluate, from time to time, third-party acquisition opportunities. We believe that we will have sufficient cash and Revolving Credit Facility capacity to complete the funding of future commitments, but this may be affected by any other acquisitions or investments that we make. To the extent that we make any such investments or acquisitions, we will evaluate capital markets and other corporate financing sources available to us at the time. In addition, we will make investments, from time to time, at our operating projects. Operational capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Capital expenditures for the projects are generally made at the project level using project cash flows and project reserves, although funding for major capital expenditures may be provided by additional project debt or equity. Therefore, the distributions that we receive from the projects may be made net of certain capital expenditures needed at the projects.
For the year ending December 31, 2018, we have budgeted $2.3 million for operational capital expenditures and $17.3 million for expansion capital expenditures.
Contractual Obligations
We have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs. See also Note 8, Debt, and Note 17, Commitments and Contingencies, in the notes to consolidated financial statements for additional discussion of contractual obligations.

The following table summarizes estimates of future commitments related to the various agreements that we have entered into as of December 31, 2017 (in thousands):

Contractual Obligations (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Revolving credit facility	$—	$—	$—	$—	$—
Corporate-level debt principal payments	—	225,000	—	350,000	575,000
Corporate-level interest payments on debt instruments	30,284	60,539	42,536	34,142	167,501
Project-level debt principal payments	53,704	132,937	147,584	1,058,402	1,392,627
Project-level interest payments on debt instruments	60,806	116,194	106,200	242,092	525,292
Transmission service agreements	23,600	47,200	47,200	520,465	638,465
Operating leases	15,822	31,815	33,086	320,718	401,441
Service and maintenance agreements	39,817	51,526	44,288	54,562	190,193
Acquisition and other commitments	46,576	7,546	4,240	16,270	74,632
Asset retirement obligations	—	—	—	56,620	56,620
Total	$270,609	$672,757	$425,134	$2,653,271	$4,021,771
(1) The table above does not include our commitment to purchase the Futtsu Solar, Kanagi Solar, Otsuki, Ohorayama and Tsugaru projects discussed earlier, or the commitments we will assume in connection with the purchase.
Credit Agreements for Equity Method Investments
Below is a summary of our proportion of debt in unconsolidated investments, as of December 31, 2017 (in thousands):

	Total Project Debt	Percentage of Ownership	Our Portion of Unconsolidated Project Debt
South Kent	$489,858	50.0%	$244,929
Grand	282,153	45.0%	126,969
K2	599,821	33.3%	199,920
Armow	405,709	50.0%	202,855
Pattern Development 2.0	$103,443	20.9%	$21,620
Unconsolidated investments - debt	$1,880,984		$796,293
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Unsecured Senior Notes
Under the Unsecured Senior Notes issued in January 2017, we have agreed to certain restrictions on our or the subsidiary guarantor's ability to incur secured debt and our ability to consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important limitations and exceptions.
Consolidated Project-Level Debt and Unconsolidated Investments Project-Level Debt
Under the respective credit agreements for each of Hatchet Ridge, St. Joseph, Spring Valley, Santa Isabel, Ocotillo, El Arrayán, and Lost Creek, Western Interconnect and Meikle, our projects are subject to certain covenants, events of default and distribution conditions. In addition, the respective credit agreements for each of our unconsolidated investments South Kent, Grand, K2 and Armow contain certain covenants, events of default and distribution conditions. While terms may vary between the individual credit agreements, the most significant and restrictive include the following:

•	restrict the project’s ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business.
In general, the distribution conditions included in the credit agreements are as follows:

•	to the extent the project has letter of credit facilities under the project debt, there are no letter of credit loans outstanding;

•	to the extent the project has reserve requirements, accounts are fully funded;

•	any mandatory prepayment required has been made;

•	no default has occurred and such distribution will not result in an event of default; and

•	the applicable project has met its debt service coverage ratio.
Distributions from Unconsolidated Investments
In general, distributions result from excess cash flows from our unconsolidated investments, which represent revenues received from the sale of electricity, as reduced by operating expenses, interest and principal payments on project level debt provided that specified distribution requirements are met under the project loan agreement. Project financing arrangements typically limit the timing of such distributions from the project entity to the same frequency as the scheduled principal and interest payments made by such project entity, which is usually on a quarterly basis although some financing arrangements instead call for monthly or semiannual payments. Distributions from our unconsolidated investments may be affected by the underlying performance of the windfarm for each project entity, significant underperformance of the windfarm could result in distributions not being made for some period of time. Overall, however, we expect that we will receive distributions throughout the term of the project's PPA.
Tax Equity Partnership
Generally, tax equity partnerships have specific commercial terms that dictate distributions of cash and allocation of tax items among the partners, who are divided into one of two categories: tax equity and cash investor. A disproportionate share of income and cash is given to tax equity in order for them to achieve a target after-tax yield or “flip” near year 10 of project operations. The target yield and flip term vary by agreement and are dependent on project performance. Prior to the flip, tax items (income, PTCs) are commonly allocated 99% to the tax equity. On the other hand, distributable cash is divided among the partners in percentages that do not match the tax items. Cash distribution percentages can be temporarily increased for tax equity in the event that certain cumulative distribution thresholds are not achieved. This has occurred for certain projects in 2017 and may occur for additional projects in 2018. Once tax equity reaches their target yield, the allocations and distributions “flip” to different amounts. After the flip, income and cash are typically allocated 5% to the tax equity and 95% to the cash investor. REC sales are often specially addressed in each agreement with most of the cash and income directed to the cash investor both pre and post-flip.
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
Acquisitions
We adopted Accounting Standards Update (ASU) 2017-01, Clarifying the Definition of a Business (ASU 2017-01) which provides a screen to determine when a set of assets and activities should not be considered a business. Under ASU 2017-01, we will set up an initial screening test that, if met, results in the conclusion that the set is not a business. If the initial screening test is not met, we will evaluate whether the set is a business based on whether there are inputs and a substantive process in place. The definition of a business impacts whether we consolidate an acquisition under business combination guidance or asset acquisition guidance. When the acquisition is recognized as an equity method investment, the definition of a business impacts whether equity method goodwill can be recognized.
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
When we acquire a noncontrolling interest in an entity where it is not the primary beneficiary, does not control any of the ongoing activities of the entity, and does not meet consolidation requirements of Accounting Standards Codification (ASC) 810, Consolidation, and ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, the investment is initially recognized as an equity method investment at cost. Any difference between the cost of an investment and the amount of underlying equity in net assets of an investee are considered basis differences. Basis difference related to the property, plant and equipment will be amortized over the estimated economic useful life of the underlying long-lived assets, while basis difference related to the PPA will be amortized over the remaining term of the PPA. Transaction costs associated with equity method investments are included in the investment.
Additionally, if the projects in which we hold these investments recognize an impairment under the provisions of ASC 360, Property, Plant and Equipment, we would record our impairment loss and would evaluate our investment for an other than temporary decline in value under ASC 323, Investments—Equity Method and Joint Ventures.
Significant judgment is required in determining the acquisition date fair value of the assets acquired and liabilities assumed using either an income, market, or cost-based valuation method. The valuations require management to make significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and as a result, actual results may differ from estimates. Significant estimates include, but are not limited to, revenue and operating expense growth, future expected cash flows, and discount rates.
For business combinations, during the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
Commodity Price Risk
We manage our commodity price risk for electricity sales primarily through the use of fixed price long-term power purchase agreements with creditworthy counterparties. Our financial results reflect approximately 618,103 MWh of electricity sales in the year ended December 31, 2017 that were subject to spot market pricing. A hypothetical increase or decrease of 10% or $1.69 per MWh in the merchant market prices would have increased or decreased revenue by $1.0 million for the year ended December 31, 2017.
In addition to the risks we face in broad commodity markets, many of our projects, especially in ERCOT, also face project-specific risks related to transmission system limitations which can result in local prices that are lower than the broader market prices (congestion). In the case of adverse congestion, our revenues are negatively impacted, and our PSAs do not protect us from these impacts, since under those contracts, this risk is fully allocated to our projects and not to the counterparty (e.g. we sell our power at the lower local price, but still have to buy power for the counterparty at the higher broad market or hub price). In the past these impacts have been material to our economic results, and we expect that congestion will continue to be a material risk, in the future.
Interest Rate Risk
As of December 31, 2017, our long-term debt includes both fixed and variable rate debt. As long-term debt is not carried at fair value on the consolidated balance sheets, changes in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments prior to their maturity. The fair market value of our outstanding convertible senior notes, or "debentures," is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our Class A common stock increases and decrease as the market price of our Class A common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent that changes in the fair value of the debentures or value of Class A common stock permit the holders of the debentures to convert into shares. As of December 31, 2017, the estimated fair value of our debt was $1.9 billion and the carrying value of our debt was $1.9 billion. The fair value of variable interest rate long-term debt is approximated by its carrying cost. A hypothetical increase or decrease in market interest rates by 1% would have resulted in a $48.0 million decrease or $52.0 million increase in the fair value of our fixed rate debt.
We are exposed to fluctuations in interest rate risk as a result of our variable rate debt and outstanding amounts due under our Revolving Credit Facility. As of December 31, 2017, no amounts were outstanding under the Revolving Credit Facility.
We may use a variety of derivative instruments, with respect to our variable rate debt, to manage our exposure to fluctuations in interest rates, including interest rate swaps and interest rate caps. As a result, our interest rate risk is limited to the unhedged portion of the variable rate debt. As of December 31, 2017, the unhedged portion of our variable rate debt was $310.8 million. A hypothetical increase or decrease in interest rates by 1% would have a $3.1 million impact to interest expense for the year ended December 31, 2017.
Foreign Currency Exchange Rate Risk
Our wind power projects are located in the United States, Canada and Chile. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. When the U.S. dollar strengthens against foreign currencies, the relative value in revenue earned in the respective foreign currency decreases. When the U.S. dollar weakens against foreign currencies, the relative value in revenue earned in the respective foreign currency increases. A majority of our power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. For the year ended December 31, 2017, our financial results included C$72.8 million, or $55.7 million calculated based on the monthly average exchange rate, in Canadian dollar denominated net income, from our Canadian operations. A hypothetical increase or decrease of 10% in exchange rates between the Canadian and U.S. dollar would have increased or decreased net earnings of our Canadian operations by $5.6 million and $3.1 million for the years ended December 31, 2017 and 2016, respectively.
In January 2015, we established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in our cash flow, which may have an adverse impact to our short-term liquidity or financial condition. For the year ended December 31, 2017, we recognized an unrealized loss on foreign currency forward contracts of $4.8 million in loss on derivatives, net in the consolidated statements of operations. We also recognized a realized loss of $2.0 million in loss on derivatives, net in the consolidated statements of operations related to foreign currency forward contracts that matured during the year ended December 31, 2017.
As of December 31, 2017, a 10% devaluation in the Canadian dollar to the United States dollar would result in our consolidated balance sheets being negatively impacted by a $36.9 million cumulative translation adjustment in accumulated other comprehensive loss.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears below.
Remediation of Prior Material Weaknesses
As previously discussed in Item 9A “Controls and Procedures” of our Annual Report for the period ended December 31, 2016 and Item 4 “Controls and Procedures” of our 2017 Form 10-Q’s, management identified material weaknesses in five areas of its internal controls: inadequate training of personnel, inadequate documentation of and ineffective accounting policies, ineffective management review and monitoring controls, ineffective contract review procedures and ineffective procure-to-pay procedures.
During the fourth quarter of 2016 and throughout 2017, management conducted an extensive remediation plan to address its material weaknesses. The remediation plan involved extensive redesign of our overall system of internal controls, implementation of a number of newly designed controls and improved documentation of our system of internal controls specific to the five identified material weaknesses. Management took the following actions in remediating the material weaknesses.

•
Inadequate training of personnel - general Sarbanes Oxley (SOX) awareness training was conducted with a broad base of employees and management. In addition, SOX workshops and mock walkthroughs were conducted with narrative and control owners. Additional areas of training were conducted for accounting policies, journal entry preparation and review, account reconciliations, accruals, mergers and acquisitions, treasury, debt, tax, HLBV, and what could go wrong risk analysis. Additionally, management hired a number of key personnel with public company experience across its accounting, internal audit and SOX compliance office functions.

•
Inadequate documentation of and ineffective accounting policies - Management formally documented 33 accounting policies and established a process for their periodic updates as well as a review and approval process over each policy. Protocols were established for the maintenance and availability of such policies to accounting personnel.

•
Ineffective management review and monitoring controls - Management documented, redesigned and implemented numerous monitoring and review controls, including controls over budget versus actual, account reconciliations, cashflow, journal entry review, technical accounting review, footnote disclosures and financial statement tie-out, disclosure committee, period-over-period fluctuation analysis, HLBV, tax, and fixed assets.

•
Ineffective contract review procedures - Management conducted a risk-based retrospective contract review process to ensure that all existing contracts are accounted for appropriately. For all new contracts, a formal contract review process was designed and implemented to ensure all contracts are reviewed and appropriate accounting conclusions are documented.

•
Ineffective procure-to-pay procedures - Management updated and implemented three new policies related to procure-to-pay; Sub-delegation of Authority Policy, Procurement Policy and Invoice Approval Policy. These policies are maintained on our internal website and an update, review and approval process was documented and implemented for each policy. In addition, we made a number of system enhancements to automate controls within the procure-to-pay cycle and redesigned and implemented additional controls.
Implementation of management's remediation plans described above have strengthened our internal control over financial reporting and addressed the material weaknesses that were identified in 2016. Based on its assessment, management concluded that the material weaknesses have been remediated as of December 31, 2017.
Change in Internal Control Over Financial Reporting
Management continuously reviews disclosure controls and procedures, and internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business. Except as noted above with respect to the remediation procedures for the previously identified material weaknesses, there were no other changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Pattern Energy Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited Pattern Energy Group Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pattern Energy Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Pattern Energy Group Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement Schedule I listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
San Francisco, California
March 1, 2018

Item 9B.	Other Information.
None

PART III
Certain information required by Part III is omitted from this Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders, or the 2018 Proxy Statement, within 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required under this Item 10 is incorporated by reference to our 2018 Proxy Statement.

Item 11.	Executive Compensation.
The information required under this Item 11 is incorporated by reference to our 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this Item 12 is incorporated by reference to our 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required under this Item 13 is incorporated by reference to our 2018 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required under this Item 14 is incorporated by reference to our 2018 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)	Consolidated financial statements—Pattern Energy Group Inc.

	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016	F-3
	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	F-4
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015	F-5
	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-7
	Notes to Consolidated Financial Statements	F-9

Financial statements—Pattern Energy Group Inc. Parent and Equity Method Investments
	a) Condensed Parent-Company Financial Statements	S- 1
	b) South Kent Wind LP Financial Statements	S- 7
	c) Grand Renewables Wind LP Financial Statements	S- 25
	d) SP Armow Wind Ontario LP Financial Statements	S- 44
	e) K2 Wind Ontario LP Financial Statements	S- 62
	f) Pattern Energy Group 2 LP Financial Statements	S- 79

(2)
Financial Statement Schedules - All financial statement schedules have been omitted, since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3)	Exhibits

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

4.1	Form of Class A Stock Certificate (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A dated September 3, 2013 (Registration No. 333-190538)).

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 dated August 14, 2017 (Registration No. 333-219970).

4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 dated August 14, 2017 (Registration No. 333-219970).

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

10.1
Second Amended and Restated Credit and Guaranty Agreement, among Pattern US Finance Company LLC, Pattern Canada Finance Company ULC, as borrowers, certain subsidiaries of the borrowers, the lenders party thereto from time to time, Royal Bank of Canada, as Swingline Lender, Administrative Agent and Collateral Agent, Bank of Montreal, as Syndication Agent, Royal Bank of Canada, Bank of Montreal, Morgan Stanley Bank, N.A., Citibank N.A. and Bank of America, N.A. each as LC Issuing Bank, and Citibank, N.A. as Documentation Agent, dated as of November 21, 2017 (the “Amended and Restated Credit and Guaranty Agreement) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 22, 2017).

10.2
Pattern Energy Group Inc. Amended and Restated 2013 Equity Incentive Award Plan (Incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement on Schedule 14A dated April 14, 2017.

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

10.7
Form of Deferred Restricted Stock Unit Agreement under 2013 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 22, 2017).

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

10.10
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

10.12
Purchase and Sale Agreement, dated as of December 20, 2013, by and between Pattern Canada Operations Holdings ULC and Pattern Energy Group LP (Grand PSA). (Incorporated by reference to Exhibit 12 to the Company's Current Report on Form 8-K dated December 20, 2013).

Exhibit No.	Description Of Exhibits
10.13
Purchase and Sale Agreement, dated as of December 20, 2013, by and among Pattern Energy Group Inc., Panhandle B Holdco 2 LLC and Pattern Energy Group LP (PH2 PSA) (Incorporated by reference to Exhibit 13 to the Company's Current Report on Form 8-K dated December 20, 2013).

10.14
Management, Operation and Maintenance Agreement, dated as of December 20, 2013, by and between Pattern Panhandle Wind 2 LLC and Pattern Operators LP (PH2 MOMA) (Incorporated by reference to Exhibit 14 to the Company's Current Report on Form 8-K dated December 20, 2013).

10.15
Project Administration Agreement, dated as of December 20, 2013, by and between Pattern Panhandle Wind 2 LLC and Pattern Operators LP (PH2 PAA) (Incorporated by reference to Exhibit 15 to the Company's Current Report on Form 8-K dated December 20, 2013).

10.16
Purchase and Sale Agreement, dated as of May 1, 2014, by and among Pattern Energy Group Inc., Pattern Renewables LP and Pattern Energy Group LP (PH1 PSA) (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 2, 2014).

10.17
Purchase and Sale Agreement by and among Pattern Energy Group Inc., as Purchaser, Pattern Renewables LP, as Seller, and (solely for purposes of Section 7.1) Pattern Energy Group LP, as Guarantor, dated as of December 19, 2014 (Logan’s Gap PSA) (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 19, 2014).

10.18
Purchase and Sale Agreement, by and between Pattern Energy Group Inc., Pattern Renewables Development Company LLC, and (as guarantor for certain obligations) Pattern Energy Group LP dated April 29, 2015 (Amazon Wind Farm Fowler Ridge PSA) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 29, 2015).

10.19
Purchase and Sale Agreement, by and between Wind Capital Group, LLC, Lincoln County Wind Project Finco, LLC and Pattern Energy Group Inc., dated April 1, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 15, 2015).

10.20
Purchase and Sale Agreement between Pattern Canada Finance Company ULC and Pattern Energy Group LP dated April 4, 2015 (K2 PSA) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 17, 2015).

10.21
Purchase Agreement between Pattern Gulf Wind Equity 2 LLC, as seller, and Pattern Gulf Wind Equity LLC, as buyer, dated July 20, 2015 (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 20, 2015).

10.22
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

10.26
Purchase and Sale Agreement, dated as of June 30, 2016, by and between Pattern Energy Group Inc., Pattern Renewables LP, and Pattern Energy Group LP (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 1, 2016).

10.27
Purchase and Sale Agreement, dated September 21, 2016, by and between Pattern Canada Finance Company ULC, a Nova Scotia unlimited liability company, and Pattern Energy Group LP, a Delaware limited partnership (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 23, 2016).

10.28
Employment Agreement between Pattern Energy Group Inc. and Michael J. Lyon dated October 2, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 7, 2015).

10.29
Assignment and Assumption of Lease and Consent of Landlord Agreement, effective as of January 1, 2016, by and between Pattern Energy Group LP, Pattern Energy Group Inc., and AMB Pier One, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 25, 2016).

Exhibit No.	Description Of Exhibits

10.30
Purchase Rights Agreement among Pattern Energy Group Inc., Pattern Energy Group 2 LP, and (solely with respect to Article III thereto) Pattern Energy Group Holdings 2 LP and Pattern Energy Group Holdings 2 GP LLC, dated as of December 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 8, 2016).

10.31
Service Mark License Agreement between Pattern Energy Group Inc. and Pattern Energy Group 2 LP, dated as of December 8, 2016 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 8, 2016).

10.32
Amended and Restated Purchase Rights Agreement by and among Pattern Energy Group LP, Pattern Energy Group Inc., Pattern Energy Group Holdings LP (solely with respect to Article IV therein) and Pattern Energy GP LLC, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.33
Amended and Restated Purchase Rights Agreement by and among Pattern Energy Group 2 LP, Pattern Energy Group Inc., Pattern Energy Group Holdings 2 LP (solely with respect to Article III therein) and Pattern Energy Group Holdings 2 GP LLC, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.34
Second Amended and Restated Non-Competition Agreement by and among Pattern Energy Group LP, Pattern Energy Group Inc. and Pattern Energy Group 2 LP, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.35
Amended and Restated Multilateral Management Services Agreement by and among Pattern Energy Group Inc., Pattern Energy Group LP and Pattern Energy Group 2 LP, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.36
Second Amended and Restated Limited Partnership Agreement of Pattern Energy Group Holdings 2 LP, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.37
Joint Venture Agreement between PSP Investments and Pattern Energy Group Inc., dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.38
Sponsor Services Agreement between Pattern Energy Group Inc. and PSP Investments, dated as of June 16, 2017 (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.39
Purchase and Sale Agreement by and among Pattern Energy Group Inc., Vertuous Energy Canada Inc. and Pattern Energy Group LP, dated as of June 16, 2017 (Meikle PSA) (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.40
Purchase and Sale Agreement by and among Pattern Energy Group Inc., Vertuous Energy Canada Inc. and Pattern Energy Group LP, dated as of June 16, 2017 (MSM PSA) (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.41
Purchase and Sale Agreement by and among Vertuous Energy LLC and Pattern Energy Group Inc., dated as of June 16, 2017 (Panhandle 2 PSA) (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed June 19, 2017).

10.42
Amended and Restated Limited Partnership Agreement among Pattern Canada Finance Company ULC, Vertuous Energy Canada Inc. and Meikle Wind Energy Corp. dated as of August 10, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 14, 2017).

10.43
Shareholders Agreement among Pattern Canada Finance Company ULC, Vertuous Energy Canada Inc. and Meikle Wind Energy Corp. dated as of August 10, 2017 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 14, 2017).

10.44
Amended and Restated Limited Liability Company Agreement of PAN2 B2, LLC, a Delaware limited liability company, dated as of December 22, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 28, 2017).

10.45
Voting Agreement between Panhandle B Member 2 LLC and Vertuous Energy LLC made as of December 22, 2017 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 28, 2017).

10.46
Letter Agreement between Pattern Energy Group Inc. and Public Sector Pension Investment Board, dated as of December 22, 2017 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 28, 2017).

Exhibit No.	Description Of Exhibits

10.47

Reimbursement Agreement between Pattern Energy Group Inc. and Public Sector Pension Investment Board, dated as of December 22, 2017 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 28, 2017).

10.48
Registration Rights Agreement (Side Letter) among PSP Investments and the Pattern Energy Group, Inc. dated as of October 27, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 30, 2017).

10.49
Purchase and Sale Agreement by and between Pattern Energy Group Inc. and Pattern Energy Group LP dated as of February 26, 2018 related to indirect interests in Green Power Tsugaru GK (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 27, 2018).

10.50
Purchase and Sale Agreement by and between Pattern Energy Group Inc. and Green Power Investment Corporation dated as of February 26, 2018 related to indirect interests in Green Power Tsugaru GK (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 27, 2018).

10.51
Purchase and Sale Agreement by and between Pattern Energy Group Inc. and Pattern Energy Group LP dated as of February 26, 2018 related to indirect interests in GK Green Power Kanagi, GK Green Power Otsuki and GK Green Power Futtsu (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 27, 2018).

10.52
Purchase and Sale Agreement by and between Pattern Energy Group Inc. and Green Power Investment Corporation dated as of February 26, 2018 related to indirect interests in GK Green Power Kanagi, GK Green Power Otsuki and Otsuki Wind Power Corporation (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 27, 2018).

10.53
Deferred Payment Agreement by and between Pattern Energy Group Inc. and Pattern Energy Group LP dated as of February 26, 2018 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated February 27, 2018).

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm

23.2**	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included in the signature pages to this filing).

31.1**	Certifications of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certifications of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications accompany this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.

**    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 1, 2018	Pattern Energy Group Inc.
		By	/s/ Michael M. Garland
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL M. GARLAND	President, Chief Executive Officer and Director of Pattern Energy Group Inc. (Principal Executive Officer)	March 1, 2018
Michael M. Garland

/s/ ALAN R. BATKIN	Director and Chairman of Pattern Energy Group Inc.	March 1, 2018
Alan R. Batkin

/s/ PATRICIA S. BELLINGER	Director of Pattern Energy Group Inc.	March 1, 2018
Patricia S. Bellinger

/s/ THE LORD BROWNE OF MADINGLEY	Director of Pattern Energy Group Inc.	March 1, 2018
The Lord Browne of Madingley

/s/ DOUGLAS G. HALL	Director of Pattern Energy Group Inc.	March 1, 2018
Douglas G. Hall

/s/ MICHAEL B. HOFFMAN	Director of Pattern Energy Group Inc.	March 1, 2018
Michael B. Hoffman

/s/ PATRICIA M. NEWSON	Director of Pattern Energy Group Inc.	March 1, 2018
Patricia M. Newson

/s/ MICHAEL J. LYON	Chief Financial Officer of Pattern Energy Group Inc. (Principal Financial Officer)	March 1, 2018
Michael J. Lyon

/s/ RICHARD A. OSTBERG	Senior Vice President, Controller Pattern Energy Group Inc. (Principal Accounting Officer)	March 1, 2018
Richard A. Ostberg

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Pattern Energy Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pattern Energy Group Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement Schedule I listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Pattern Energy Group Inc. at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of SP Armow Wind Ontario LP, South Kent Wind LP and Grand Renewable Wind LP partnerships in which the Company has a 50%, 50% and 45% interest, respectively. In the consolidated financial statements, the Company’s investment in SP Armow Wind Ontario LP, South Kent Wind LP and Grand Renewable Wind LP is stated at $145,652,000 and $136,243,000 at December 31, 2017 and 2016, respectively, and the Company’s equity in the net earnings (losses) of SP Armow Wind Ontario LP, South Kent Wind LP and Grand Renewable Wind LP is stated at $46,000,000, $24,704,000 and $12,233,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The statements for SP Armow Wind Ontario LP, South Kent Wind LP and Grand Renewable Wind LP were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for SP Armow Wind Ontario LP, South Kent Wind LP and Grand Renewable Wind LP, is based solely on the reports of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unmodified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
San Francisco, California
March 1, 2018

Pattern Energy Group Inc. Consolidated Balance Sheets (In thousands of U.S. dollars, except share and par value data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents (Note 6)	$116,753	$83,932
Restricted cash (Note 6)	9,065	11,793
Funds deposited by counterparty	29,780	43,635
Trade receivables (Note 6)	54,900	37,510
Derivative assets, current	19,445	17,578
Prepaid expenses (Note 6)	17,847	13,803
Other current assets (Note 6)	21,105	7,350
Deferred financing costs, current, net of accumulated amortization of $2,580 and $9,350 as of December 31, 2017 and December 31, 2016, respectively	1,415	2,456
Total current assets	270,310	218,057
Restricted cash (Note 6)	12,162	13,646
Property, plant and equipment, net (Note 6)	3,965,121	3,135,162
Unconsolidated investments	311,223	233,294
Derivative assets	9,628	26,712
Deferred financing costs	7,784	4,052
Net deferred tax assets	6,349	5,559
Finite-lived intangible assets, net (Note 6)	136,048	91,895
Other assets (Note 6)	22,906	24,390
Total assets	$4,741,531	$3,752,767

(Continued)

Pattern Energy Group Inc. Consolidated Balance Sheets (In thousands of U.S. dollars, except share and par value data)

	December 31,
	2017	2016
Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities (Note 6)	$53,615	$31,305
Accrued construction costs (Note 6)	1,369	1,098
Counterparty deposit liability	29,780	43,635
Accrued interest (Note 6)	16,460	9,545
Dividends payable	41,387	35,960
Derivative liabilities, current	8,409	11,918
Revolving credit facility	—	180,000
Current portion of long-term debt, net	51,996	48,716
Other current liabilities (Note 6)	14,018	4,698
Total current liabilities	217,034	366,875
Long-term debt, net	1,878,735	1,334,956
Derivative liabilities	20,972	24,521
Net deferred tax liabilities	56,491	31,759
Finite-lived intangible liability, net	51,194	54,663
Contingent liabilities	62,398	576
Other long-term liabilities (Note 6)	106,565	60,673
Total liabilities	2,393,389	1,874,023
Commitments and contingencies (Note 17)
Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 97,860,048 and 87,410,687 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	980	875
Additional paid-in capital	1,234,846	1,145,760
Accumulated loss	(112,175)	(94,270)
Accumulated other comprehensive loss	(25,691)	(62,367)
Treasury stock, at cost; 157,812 and 110,964 shares of Class A common stock as of December 31, 2017 and December 31, 2016, respectively	(3,511)	(2,500)
Total equity before noncontrolling interest	1,094,449	987,498
Noncontrolling interest	1,253,693	891,246
Total equity	2,348,142	1,878,744
Total liabilities and equity	$4,741,531	$3,752,767

(Concluded)
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Operations (In thousands of U.S. dollars, except share data)

	Year ended December 31,
	2017	2016	2015
Revenue:
Electricity sales	$401,888	$346,000	$324,275
Other revenue	9,456	8,052	5,556
Total revenue	411,344	354,052	329,831
Cost of revenue:
Project expense	130,561	128,428	114,619
Transmission costs	19,472	424	—
Depreciation and accretion	198,644	174,490	143,376
Total cost of revenue	348,677	303,342	257,995
Gross profit	62,667	50,710	71,836
Operating expenses:
General and administrative	38,583	35,499	27,142
Related party general and administrative	13,825	9,900	7,589
Total operating expenses	52,408	45,399	34,731
Operating income	10,259	5,311	37,105
Other income (expense):
Interest expense	(102,229)	(78,004)	(77,907)
Loss on derivatives	(9,787)	(3,324)	(16,711)
Earnings in unconsolidated investments, net	41,299	30,192	16,119
Early extinguishment of debt	(8,643)	—	(4,941)
Net loss on transactions	(1,322)	(326)	(3,400)
Other income (expense), net	(253)	2,531	(929)
Total other expense	(80,935)	(48,931)	(87,769)
Net loss before income tax	(70,676)	(43,620)	(50,664)
Tax provision	11,734	8,679	4,943
Net loss	(82,410)	(52,299)	(55,607)
Net loss attributable to noncontrolling interest	(64,505)	(35,188)	(23,074)
Net loss attributable to Pattern Energy	$(17,905)	$(17,111)	$(32,533)

Weighted average number of common shares outstanding
Basic and diluted	89,179,343	79,382,388	70,535,568
Loss per share attributable to Pattern Energy
Basic and diluted	$(0.20)	$(0.22)	$(0.46)
Dividends declared per Class A common share	$1.67	$1.58	$1.43
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. Dollars)

	Year ended December 31,
	2017	2016	2015
Net loss	$(82,410)	$(52,299)	$(55,607)
Other comprehensive income (loss):
Foreign currency translation, net of tax provision of $3,569, zero and zero, respectively	15,313	4,785	(28,947)
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax (provision) benefit of ($758), $833 and $1,860, respectively	(2,738)	(6,751)	(16,163)
Reclassifications to net loss due to termination of interest rate derivatives, net of zero tax impact	2,207	—	17,139
Reclassifications to net loss, net of tax impact of $1,060, $949 and $670, respectively	8,935	7,462	12,234
Total change in effective portion of change in fair market value of derivatives	8,404	711	13,210
Proportionate share of equity investee's derivative activity:
Effective portion of change in fair market value of derivatives, net of tax (provision) benefit of ($2,094), ($375) and $2,394, respectively	5,807	1,039	(6,640)
Reclassifications to net loss, net of tax impact of $2,887, $1,656 and $870, respectively	8,006	4,594	2,412
Total change in effective portion of change in fair market value of derivatives	13,813	5,633	(4,228)
Total other comprehensive income (loss), net of tax	37,530	11,129	(19,965)
Comprehensive loss	(44,880)	(41,170)	(75,572)
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(64,505)	(35,188)	(23,074)
Foreign currency translation, net of zero tax impact	168	—	—
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit of $80, $44 and $185, respectively	(182)	(119)	(1,740)
Reclassifications to net loss, net of tax impact of $117, $107 and $201, respectively	868	290	2,088
Total change in effective portion of change in fair market value of derivatives	686	171	348
Comprehensive loss attributable to noncontrolling interest	(63,651)	(35,017)	(22,726)
Comprehensive income (loss) attributable to Pattern Energy	$18,771	$(6,153)	$(52,846)
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statement of Stockholders’ Equity (In thousands of U.S. Dollars, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2014	62,088,306	$621	(25,465)	$(717)	$723,938	$(44,626)	$(45,068)	$634,148	$530,586	$1,164,734
Issuance of Class A common stock, net of issuance costs	12,435,000	124	—	—	316,828	—	—	316,952	—	316,952
Issuance of Class A common stock under equity incentive award plan, net	186,136	2	—	—	(2)	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(39,836)	(860)	—	—	—	(860)	—	(860)
Stock-based compensation	—	—	—	—	4,462	—	—	4,462	—	4,462
Dividends declared	—	—	—	—	(102,893)	—	—	(102,893)	—	(102,893)
Dividend equivalents declared upon vesting of deferred restricted stock units	—	—	—	—	23	—	—	23	—	23
Acquisition of Post Rock	—	—	—	—	—	—	—	—	205,100	205,100
Conversion option of convertible senior notes, net of issuance costs	—	—	—	—	23,743	—	—	23,743	—	23,743
Buyout of noncontrolling interests	—	—	—	—	16,715	—	(7,944)	8,771	(95,047)	(86,276)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	334,231	334,231
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,882)	(7,882)
Net loss	—	—	—	—	—	(32,533)	—	(32,533)	(23,074)	(55,607)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(20,313)	(20,313)	348	(19,965)
Balances at December 31, 2015	74,709,442	747	(65,301)	(1,577)	982,814	(77,159)	(73,325)	831,500	944,262	1,775,762
Issuance of Class A common stock, net of issuance costs	12,540,504	125	—	—	285,994	—	—	286,119	—	286,119
Issuance of Class A common stock under equity incentive award plan, net	271,705	3	—	—	(3)	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(45,663)	(923)	—	—	—	(923)	—	(923)
Stock-based compensation	—	—	—	—	5,391	—	—	5,391	—	5,391
Dividends declared	—	—	—	—	(128,502)	—	—	(128,502)	—	(128,502)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17,896)	(17,896)
Other	—	—	—	—	66	—	—	66	(103)	(37)
Net loss	—	—	—	—	—	(17,111)	—	(17,111)	(35,188)	(52,299)
Other comprehensive income, net of tax	—	—	—	—	—	—	10,958	10,958	171	11,129
Balances at December 31, 2016	87,521,651	875	(110,964)	(2,500)	1,145,760	(94,270)	(62,367)	987,498	891,246	1,878,744
Issuance of Class A common stock, net of issuance costs	10,268,261	103	—	—	237,156	—	—	237,259	—	237,259
Issuance of Class A common stock under equity incentive award plan, net	227,948	2	—	—	(2)	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(46,848)	(1,011)	—	—	—	(1,011)	—	(1,011)
Stock-based compensation	—	—	—	—	5,322	—	—	5,322	—	5,322
Dividends declared	—	—	—	—	(151,503)	—	—	(151,503)	—	(151,503)
Acquisition of Broadview and Meikle	—	—	—	—	—	—	—	—	390,388	390,388
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(20,250)	(20,250)
Sale of a partial interest in Panhandle 2 to noncontrolling interests	—	—	—	—	(2,003)	—	—	(2,003)	56,174	54,171
Other	—	—	—	—	116	—	—	116	(214)	(98)
Net loss	—	—	—	—	—	(17,905)	—	(17,905)	(64,505)	(82,410)
Other comprehensive income, net of tax	—	—	—	—	—	—	36,676	36,676	854	37,530
Balances at December 31, 2017	98,017,860	$980	(157,812)	$(3,511)	$1,234,846	$(112,175)	$(25,691)	$1,094,449	$1,253,693	$2,348,142

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. dollars)

	Year ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(82,410)	$(52,299)	$(55,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	198,644	174,490	143,376
Amortization of financing costs	7,871	6,968	7,435
Amortization of debt discount/premium, net	4,583	4,226	1,660
Amortization of power purchase agreements, net	3,509	3,049	1,946
Loss on derivatives	16,243	22,239	13,440
Stock-based compensation	5,322	5,391	4,462
Deferred taxes	15,012	8,247	4,494
Intraperiod tax allocation	(3,569)	—	—
Earnings in unconsolidated investments, net	(41,299)	(30,192)	(16,180)
Distribution from unconsolidated investments	53,930	15,015	—
Early extinguishment of debt	8,643	—	4,722
Other reconciling items	(434)	(4,470)	1,221
Changes in operating assets and liabilities:
Funds deposited by counterparty	13,855	(43,635)	—
Trade receivables	(10,342)	7,796	(2,254)
Prepaid expenses	(2,658)	709	1,272
Other current assets	(11,521)	(4,300)	(2,218)
Other assets (non-current)	1,977	1,379	(2,336)
Accounts payable and other accrued liabilities	17,643	(2,546)	4,716
Counterparty deposit liability	(13,855)	43,635	—
Accrued interest	5,550	458	4,489
Other current liabilities	8,570	876	515
Long-term liabilities	21,222	6,628	2,696
Contingent liabilities	822	—	—
Derivatives	305	—	—
Net cash provided by operating activities	217,613	163,664	117,849
Investing activities
Cash paid for acquisitions, net of cash and restricted cash acquired	(227,840)	(135,778)	(422,413)
Capital expenditures	(43,777)	(32,901)	(380,458)
Distribution from unconsolidated investments	13,358	41,698	38,240
Other assets	7,997	2,696	5,559
Investment in Pattern Development 2.0	(68,813)	—	—
Other investing activities	(3)	31	(3)
Net cash used in investing activities	(319,078)	(124,254)	(759,075)

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. dollars)

	Year ended December 31,
	2017	2016	2015
Financing activities
Proceeds from public offering, net of issuance costs	237,090	286,298	317,432
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	218,929
Dividends paid	(145,207)	(120,207)	(90,582)
Buyout of noncontrolling interest	—	—	(121,224)
Capital contributions - noncontrolling interest	—	—	336,043
Capital distributions - noncontrolling interest	(20,250)	(17,896)	(7,882)
Refund of deposit for letters of credit	—	—	3,425
Payment for financing fees	(15,886)	(542)	(13,667)
Proceeds from revolving credit facility	333,000	175,000	405,000
Repayment of revolving credit facility	(513,000)	(350,000)	(100,000)
Proceeds from construction loans	—	—	329,070
Proceeds from long-term debt	693,735	—	164,973
Repayment of long-term debt	(482,974)	(47,634)	(785,923)
Payment for interest rate derivatives	—	—
Payment for termination of designated derivatives	(14,056)	—	(11,061)
Disposition of controlling interest, net	57,846	—	—
Other financing activities	(5,639)	(1,682)	(860)
Net cash provided by (used in) financing activities	124,659	(76,663)	643,673
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,415	332	(5,501)
Net change in cash, cash equivalents and restricted cash	28,609	(36,921)	(3,054)
Cash, cash equivalents and restricted cash at beginning of period	109,371	146,292	149,346
Cash, cash equivalents and restricted cash at end of period	$137,980	$109,371	$146,292
Supplemental disclosures
Cash payments for income taxes	$335	$375	$342
Cash payments for interest expense	$85,930	$69,666	$62,607
Schedule of non-cash activities
Change in property, plant and equipment	$2,071	$540	$15,695
Change in additional paid-in capital	$(2,003)	$—	$16,715
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.
Notes to Consolidated Financial Statements
1.    Organization
Pattern Energy Group Inc. (Pattern Energy or the Company) was organized in the state of Delaware on October 2, 2012. Pattern Energy is an independent energy generation company focused on constructing, owning and operating energy projects with long-term energy sales contracts located in the United States, Canada and Chile. Pattern Energy Group LP (Pattern Development 1.0) owns a 7.5% interest in the Company. The Pattern Development Companies (Pattern Development 1.0, Pattern Energy Group 2 LP (Pattern Development 2.0) and their respective subsidiaries) are leading developers of renewable energy and transmission projects.
The Company consists of the consolidated operations of certain entities and assets contributed by, or purchased principally from, Pattern Development 1.0, except for purchases of Lost Creek, Post Rock and certain additional interests in El Arrayán (each as defined below, which were purchased from third-parties). Each of the Company's wind projects and certain assets are consolidated into the Company's subsidiaries which are organized by geographic location as follows:

•
Pattern US Operations Holdings LLC (which consists primarily of 100%  ownership of Hatchet Ridge Wind, LLC (Hatchet Ridge), Spring Valley Wind LLC (Spring Valley), Pattern Santa Isabel LLC (Santa Isabel), Ocotillo Express LLC (Ocotillo), Pattern Gulf Wind LLC (Gulf Wind) and Lost Creek Wind, LLC (Lost Creek), as well as the following consolidated controlling interest in Pattern Panhandle Wind LLC (Panhandle 1), Pattern Panhandle Wind 2 LLC (Panhandle 2), Post Rock Wind Power Project, LLC (Post Rock), Logan's Gap Wind LLC (Logan's Gap), Fowler Ridge IV Wind Farm LLC (Amazon Wind), and Broadview Finco Pledgor LLC ((Broadview Project) (which consists primarily of Broadview Energy KW, LLC and Broadview Energy JN, LLC (together, Broadview) and Western Interconnect LLC, a transmission line (Western Interconnect)));

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

On July 27, 2017, the Company funded an initial investment of $60 million in Pattern Development 2.0. On December 27, 2017, the Company contributed an additional $7.3 million to Pattern Development 2.0. As a result of such funding, and the related funding by other investors in Pattern Development 2.0 and consummation of certain redemptions, the Company holds an approximate 21% ownership interest in Pattern Development 2.0.
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

	December 31,
	2017	2016	2015	2014
Cash and cash equivalents	$116,753	$83,932	$94,808	$101,656
Restricted cash - current	9,065	11,793	14,609	7,945
Restricted cash	12,162	13,646	36,875	39,745
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$137,980	$109,371	$146,292	$149,346
Funds Deposited by Counterparty
As a result of a counterparty's credit rating downgrade, the Company received cash collateral related to an energy derivative agreement, as discussed in Note 10, Derivative Instruments. The Company does not have the right to pledge, invest, or use the cash collateral for general corporate purposes. As of December 31, 2017, the Company has recorded a current asset of $29.8 million to funds deposited by counterparty and a current liability of $29.8 million to counterparty deposit liability representing the cash collateral received and corresponding obligation to return the cash collateral, respectively. The cash was deposited into a separate custodial account for which the Company is not entitled to the interest earned on the cash collateral.
Trade Receivables
The Company’s trade receivables are generated by selling energy and renewable energy credits primarily to creditworthy utilities. The Company believes that all amounts are collectible and an allowance for doubtful accounts is not required as of December 31, 2017 and 2016.
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
The Company does not have contracts subject to master netting agreements with counterparties, as such assets and liabilities are presented gross on the consolidated balance sheets. Accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as part of a hedging relationship and on the type of hedging relationship. For derivative instruments that qualify and are designated as cash flow hedges, the effective portion of change in fair value of the derivative is reported as a component of other comprehensive income (loss) (OCI), and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of change in fair value is recorded as a component of net income (loss) on the consolidated statements of operations. The Company discontinues hedge accounting for its cash flow hedges prospectively when it has determined that the hedging relationship has materially changed since its inception or when the derivative instrument is no longer considered highly effective at offsetting the hedged risk. If the hedged transaction is no longer probable of occurring, any gain or loss previously deferred in OCI will be immediately recognized into earnings. If hedge accounting is discontinued for any other reason, any previously deferred gain or loss will remain in OCI and amortized into earnings as the hedged transaction affects future earnings. For undesignated derivative instruments, the change in fair value is reported as a component of net income (loss) on the consolidated statements of operations.
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
Property, Plant and Equipment
Property, plant and equipment represents the costs of completed and operational projects transferred from construction in progress, as well as other costs incurred for purchasing assets such as land, computer equipment and software, furniture and fixtures, leasehold improvements and other equipment. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the respective assets’ useful lives. Wind farms for which construction began before 2011 are depreciated over 20 years and wind farms for which construction began after 2011 are depreciated over 25 years. Transmission assets are depreciated over 50 years. The remaining assets are depreciated over two to five years. Improvements to property, plant and equipment deemed to extend the useful economic life of an asset are capitalized. Repair and maintenance costs are expensed as incurred.
Finite-Lived Intangible Assets and Intangible Liability
Finite-lived intangible assets and intangible liability primarily include power purchase agreements (PPAs), land easements, land options, tax savings and mining rights. PPAs obtained through acquisitions are valued at the time of acquisition and the difference between the contract price and the estimated fair value results in an intangible asset or an intangible liability. If the contract price is higher than the estimated fair value, the Company will recognize an intangible asset. If the contract price is lower than the estimated fair value, the

Company will recognize an intangible liability. Land easements, land options and mining rights are recognized at the carryover basis from the seller as these amounts approximate fair value.
The Company generally amortizes its finite-lived intangible assets and intangible liability using the straight-line method over the remaining term of the related PPA. The Company amortizes land easements, land options, tax savings and mining rights using the straight-line method over the term of their estimated useful lives, which represents the term of the land easements, land option, tax savings and mining rights agreements, ranging from approximately 12-51 years. The Company periodically evaluates whether events or changes in circumstances have occurred that indicate the carrying amount of finite-lived intangible assets may not be recoverable, or information indicates that impairment may exist.
Accounting for Impairment of Long-Lived Assets
The Company periodically evaluates long-lived assets for potential impairment whenever events or changes in circumstances have occurred that indicate that impairment may exist, or the carrying amount of the long-lived asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable based on its estimated future undiscounted cash flows. An impairment loss is calculated based on the excess of the carrying value of the long-lived asset over the fair value of such long-lived asset, with the fair value determined based on an estimate of discounted future cash flows. There was no impairment for the year ended December 31, 2017.
Variable Interest Entities
Variable interest entities (VIEs) are entities that do not qualify for a scope exception from the variable interest model and are therefore subject to consolidation under the variable interest model. An entity is considered to be a VIE if (1) the entity does not have enough equity to finance its own activities without additional support, (2) the entity’s at-risk equity holders lack the characteristics of a controlling financial interest, or (3) the entity is structured with non-substantive voting rights. ASC 810, Consolidation, defines the criteria for determining the existence of VIEs and provides guidance for consolidation. The Company consolidates VIEs where the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.
To the extent the entity does not meet the definition of a VIE, the ASC 810 guidance for voting interest entities (VOEs) is applied. The usual condition for a controlling financial interest, and therefore consolidation by the Company, is ownership of a majority voting interest of a corporation or a majority of kick-out rights for a limited partnership.
To the extent the entity is not consolidated under the VIE or VOE models, the Company will use the equity method of accounting. These amounts are included in unconsolidated investments in the consolidated balance sheets.
Acquisitions
On July 1, 2017, the Company adopted Accounting Standards Update (ASU) 2017-01, Clarifying the Definition of a Business (ASU 2017-01) which provides a screen to determine when a set of assets and activities should not be considered a business. Under ASU 2017-01, the Company will set up an initial screening test that, if met, results in the conclusion that the set is not a business. If the initial screening test is not met, the Company evaluates whether the set is a business based on whether there are inputs and a substantive process in place. The definition of a business impacts whether the Company consolidates an acquisition under business combination guidance or asset acquisition guidance. When the Company's acquisition is recognized as an equity method investment, the definition of a business impacts whether equity method goodwill can be recognized.
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
Equity Method Investments
When the Company acquires a noncontrolling interest in an entity where it is not the primary beneficiary, does not control any of the ongoing activities of the entity, and does not meet consolidation requirements of ASC 810 and ASU 2015-02, the investment is initially recognized as an equity method investment at cost. Any difference between the cost of an investment and the amount of underlying equity in net assets of an investee are considered basis differences. Basis differences related to the property, plant and equipment will be amortized over the estimated economic useful life of the underlying long-lived assets while basis differences related to the PPA will be amortized over the remaining term of the PPA. Transactions costs associated with equity method investments are included in the investment.
When the Company receives distributions in excess of the carrying value of its investment, and the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support, the Company recognizes such excess distributions as equity method earnings in the period the distributions occur. Additionally, when the Company's carrying value in an unconsolidated investment is zero and the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support, the Company will not recognize equity in earnings (losses) or equity in other comprehensive income of unconsolidated investments. When the investee subsequently reports income, the Company does not record its share of such income until it equals the amount of distributions in excess of the carrying value that were previously recognized in income and previously unrecognized losses. During the years ended December 31, 2017, 2016 and 2015, the Company had no such obligations, commitments or requirements to provide additional funding to its unconsolidated investments.
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
For the noncontrolling interests in the Company’s Panhandle 1, Panhandle 2, Post Rock, Logan's Gap, Amazon Wind, and Broadview Holdings, the Company has determined that the operating partnership agreements do not allocate economic benefits pro rata to its two classes of investors and the appropriate methodology for calculating the noncontrolling interest balance that reflects the substantive profit sharing arrangement is a balance sheet approach using the hypothetical liquidation at book value (HLBV) method.
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
Contingent Liabilities
Contingent obligations that are acquired through business combinations are initially recorded at fair value on the date of acquisition while contingent obligations that are acquired through asset acquisitions are recorded when the contingency is resolved. Subsequent to the initial recognition of contingent obligations accounted for as a business combination, the Company accounts for these contingent obligations in a systematic and rational method in accordance with ASC 450, Contingencies.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables, reimbursable interconnection costs and derivative instruments. The Company’s cash and cash equivalents are with high quality institutions. The Company has exposure to credit risk to the extent cash and cash equivalent balances, including restricted cash, exceed amounts covered by federal deposit insurance; however, the Company believes that its credit risk is immaterial. In addition, reimbursable interconnection costs are with large creditworthy utility companies and the Company’s derivative instruments are placed with counterparties that are creditworthy institutions. The Company generally does not require collateral.
The Company sells electricity and renewable energy credits (RECs) primarily to creditworthy utilities under long-term, fixed-priced PSAs. During the year ended December 31, 2017, Standard & Poor’s Rating Service's credit rating of the Puerto Rico Electric Power Authority (PREPA) remained unchanged at D. Through December 31, 2017, Moody’s Investor Service’s credit rating of PREPA changed from Caa3 to Ca.
The table below presents significant customers who accounted for greater than 10% of total revenue and PREPA, and the related maximum amount of credit loss based on their percentages of total trade receivables as of December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017		2016		2015
	Revenue	Trade Receivables	Revenue	Trade Receivables	Revenue	Trade Receivables
San Diego Gas & Electric	13.4%	6.4%	14.6%	5.1%	17.1%	16.6%
Morgan Stanley Capital Group Inc.	9.1%	3.3%	10.9%	4.4%	5.9%	7.8%
PREPA	4.2%	4.9%	6.0%	6.1%	8.4%	8.6%

Revenue Recognition
The Company sells electricity and related RECs under the terms of PSAs, PPAs or at market prices. Revenue is recognized based upon the amount of electricity delivered at rates specified under the contracts, or at market prices for spot market transactions, assuming all other revenue recognition criteria are met. When renewable energy credits are sold as a separate component, revenue is recognized at the time title to the energy credits is transferred to the buyer. Depending on the terms of the PSA, the Company may account for the contracts as operating leases pursuant to ASC 840, Leases (ASC 840), or derivative instruments pursuant to ASC 815, Derivatives and Hedging (ASC 815). In considering ASC 840, it was determined that certain of the Company's PPAs are operating leases. ASC 840, requires minimum lease payments to be recognized over the term of the lease and contingent rents to be recorded when the achievement of the contingency becomes probable. All energy sales under the PPAs, which are considered leases, are contingent rent due to the inherent uncertainty and variability associated with a fuel source (i.e., wind) that is outside the control of the parties to the PPA. None of the operating leases have minimum lease payments; therefore, revenue from these contracts and any related renewable energy attributes are recognized as electricity sales when delivered. Contingent rents for the years ending December 31, 2017, 2016 and 2015 were $316.5 million, $262.4 million and $252.0 million, respectively. Contracts that meet the NPNS scope exception to derivative accounting are accounted for under the accrual method, where revenues are recorded in the period they are earned.
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
Stock-Based Compensation
The Company accounts for stock-based compensation related to stock options granted to employees by estimating the fair value of the stock-based awards using the Black-Scholes option-pricing model. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term, and risk-free interest rates. Expense is recognized by amortizing the fair value of the stock options granted using a straight-line method over the applicable vesting period. The Company estimates expected volatility based on the historical volatility of comparable publicly traded companies for a period that is equal to the expected term of the options. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected term of the stock option. The expected term of options granted is derived using the "simplified" method as allowed under the provisions of the ASC 718, Compensation—Stock Compensation, and represents the period of time that options granted are expected to be outstanding.
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
With the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), the Company accounts for forfeitures as they occur. Stock-based compensation expense is recorded as a component of general and administrative expenses in the Company’s consolidated statements of operations.
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
Geographic information
The table below provides information, by country, about the Company’s consolidated operations. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located (in thousands):

	Revenue			Property, Plant and Equipment, net
	Year ended December 31,			December 31,
	2017	2016	2015	2017	2016
United States	$315,642	$285,187	$258,542	$3,121,387	$2,652,122
Canada	62,063	39,207	39,178	550,183	177,093
Chile	33,639	29,658	32,111	293,551	305,947
Total	$411,344	$354,052	$329,831	$3,965,121	$3,135,162
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-01, which provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early application permitted. The Company adopted ASU 2017-01 on July 1, 2017. The adoption of ASU 2017-01 resulted in the acquisition of Meikle being accounted for as an asset acquisition.
In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09, effective January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Standards Not Yet Adopted
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 permits entities to reclassify tax effects stranded in accumulated other comprehensive income (loss) to retained earnings as a result of the U.S. government enacted the Tax Cuts and Jobs Act in December 2017 (Tax Act). ASU 2018-02, is to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the United States federal corporate income tax rate in the Tax Act is recognized. ASU 2018-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is in the initial stages of evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Company is also assessing the accounting impact of the ASU 2016-02 as it applies to its PPAs, land leases, office leases and equipment leases. As the Company progresses further in its analysis, the scope of this assessment could be expanded to review other types of contracts. The Company will adopt ASU 2016-02 beginning January 1, 2019.
In the first quarter of 2018, the Company will adopt ASC Topic 606, Revenue from Contracts with Customers, which supersedes ASC Topic 605, Revenue Recognition (ASU 2014-09). The new standard replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the new standard is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the new standard requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers.
The new standard permits adoption by either using (i) the full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company will adopt these updates beginning with the first quarter of its fiscal year 2018 and anticipates doing so using the modified retrospective method. The Company is in the process of finalizing its evaluation of the impact of the adoption of ASU 2014-09 on historical contracts and other arrangements. The Company’s assessment efforts to date have included identification of revenue streams from its contracts with customers, reviewing current accounting policies and drafting revised accounting policies affected by the standard, assessing the redesign of internal controls, processes, and systems requirements, as well as assigning internal resources and engaging third-party consultants to assist in the process. Additionally, the Company has reviewed historical contracts and other arrangements to identify potential differences that could arise from the adoption of ASU 2014-09 and evaluated the expanded disclosure requirements. As a result of the review of revenue arrangements, the Company is evaluating its current conclusions with respect to the impact of certain pricing structures on the timing of revenue recognition. The Company is also continuing to assess the potential effects that this new standard and its anticipated adoption of ASU 2016-02, as discussed above, may have on its consolidated financial statements as it relates to PSAs accounted for as leases and its leasing arrangements with landowners.
In September 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (ASU 2017-13), which amends the early adoption date option for certain companies related to the adoption of ASU 2014-09 and ASU 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting Topic 606 and Topic 842 using the adoption dates available for non-public entities. Certain of the Company's unconsolidated investments, for which the Company may be required to include in its Form 10-K, have elected to utilize the adoption date available for non-public entities. The Company does not expect their adoption of this update to have a material impact on its consolidated financial statements and related disclosures.
3.    Acquisitions
Business Combinations
Broadview Project Acquisition
On April 21, 2017, pursuant to a Purchase and Sale Agreement with Pattern Development 1.0, the Company acquired a 100% ownership interest in Broadview Project which indirectly owns both 100% of the Class B membership interest in Broadview Energy Holdings LLC (Broadview Holdings) and a 99% ownership interest in Western Interconnect, a 35-mile 345 kV transmission line. Broadview Holdings owns100% ownership interests that comprise the 324 MW Broadview wind power projects, which achieved commercial operations in the first quarter of 2017. The acquisition is in alignment with the Company's growth strategy to expand its portfolio of generating projects. The Company's indirect Class B membership interest in Broadview Holdings represents an 84% interest in initial distributable cash flow from Broadview. Consideration consisted of $214.7 million of cash, a $2.4 million assumed liability and a post-closing payment of approximately $21.3 million contingent upon the commercial operation of the Grady Project (as defined below). As part of the acquisition, the Company also assumed $51.2 million of construction debt and related accrued interest outstanding at Western Interconnect which was immediately extinguished, and concurrently the Company entered into a variable rate term loan for $54.4 million. The Grady Wind Energy Center, LLC (the Grady Project) is a wind power project on the identified right of first offer projects (identified ROFO Projects) list being developed by Pattern Development 2.0 separately from Broadview, which is expected to begin full construction in 2018, and which will be interconnected through Western Interconnect. Following the commencement of commercial operations of the Grady Project, at which time the Grady Project will begin making transmission service payments to Western Interconnect, the Company will make the aforementioned contingent post-closing payment.
The identifiable assets, operating contracts and liabilities assumed for the Broadview Project were recorded at their fair values, which corresponded to the sum of the cash purchase price, contingent consideration payment, and the fair value of the other investors' noncontrolling interests.

The fair values are as follows (in thousands):

April 21, 2017
Cash and cash equivalents	$3,022
Trade receivables	3,259
Prepaid expenses	187
Other current assets	9,830
Restricted cash	44,383
Deferred financing costs, net	1,890
Property, plant and equipment	627,502
Intangible assets	22,346
Accounts payable and other accrued liabilities	(2,956)
Accrued interest	(108)
Long-term debt, current portion	(51,053)
Accrued construction costs	(38,814)
Related party payable	(674)
Contingent liability	(36,205)
Asset retirement obligation	(6,296)
Other long-term liabilities	(12,350)
Total consideration before non-controlling interest	563,963
Less: noncontrolling interests	(325,600)
Total consideration	$238,363
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
The Broadview Project acquisition includes contingent consideration, which requires the Company to make an additional payment upon the commercial operation of the Grady Project. See Note 12, Fair Value Measurement for further discussion on the fair value of the contingent consideration.
The Company incurred transaction-related expense of $0.4 million which were recorded in net loss on transactions in the consolidated statements of operations for the year ended December 31, 2017.
The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations and valuations, and the estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date). During the year ended December 31, 2017, the Company adjusted the initial valuation and decreased property, plant and equipment by $1.0 million, decreased accrued construction costs by $1.3 million and increased asset retirement obligations by $0.3 million. These changes are a result of the updated inputs, assumptions and methodologies used in determining the fair value of these assets and liabilities. The accounting for this acquisition is final as of December 31, 2017.
The Company has determined that the operating partnership agreement does not allocate economic benefits pro rata to its two classes of investors for Broadview and will use the HLBV method to calculate the noncontrolling interest balance that reflects the substantive profit sharing arrangement.
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
Supplemental pro forma data (unaudited)
Broadview reached commercial operations in March 2017 and until approximately three weeks before acquisition, Broadview was still under construction. Therefore, pro forma data for Broadview has not been provided as there is no material difference between pro forma data that give effect to the Broadview Project acquisition as if it had occurred on January 1, 2016 and actual data reported for the years ended December 31, 2017 and 2016.
The unaudited pro forma statement of operations data below gives effect to the Lost Creek and Post Rock acquisitions, as if they had occurred on January 1, 2014. The pro forma net loss for the year ended December 31, 2015 was adjusted to exclude nonrecurring transaction related expenses of $1.7 million. The unaudited pro forma data is presented for illustrative purposes only and is not intended to be indicative of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2014. The unaudited pro forma data should not be considered representative of the Company’s future financial condition or results of operations.

Year ended December 31,
Unaudited pro forma data (in thousands)	2015
Pro forma total revenue	$351,094
Pro forma total expenses	411,746
Pro forma net loss	(60,652)
Less: pro forma net loss attributable to noncontrolling interest	(29,091)
Pro forma net loss attributable to Pattern Energy	$(31,561)
The following table presents the amounts included in the consolidated statements of operations for Lost Creek and Post Rock from their respective dates of acquisition through December 31, 2015 and for the Broadview Project from its date of acquisition through December 31, 2017:

	Year ended December 31,
Unaudited data (in thousands)	2017	2015
Total revenue	$33,073	$31,093
Total expenses	50,225	34,574
Net loss	(17,152)	(3,481)
Less: net loss attributable to noncontrolling interest	(17,315)	(5,114)
Net loss attributable to Pattern Energy	$163	$1,633
Asset Acquisition
Meikle
On August 10, 2017, pursuant to a Purchase and Sale Agreement by and among the Company, Pattern Development 1.0, and Public Sector Pension Investment Board (PSP Investments), the Company acquired 50.99% of the limited partner interests in Meikle and 70% of the issued and outstanding shares of Meikle Wind Energy Corp. (Meikle Corp) for a purchase price of $67.4 million, paid at closing, in addition to $1.1 million of capitalized transaction-related expenses. PSP Investments acquired 48.99% of the limited partner interest in Meikle and 30% of the issued and outstanding shares of Meikle Corp for a purchase price of $64.8 million. Meikle operates the approximately 179 MW wind farm located in the Peace River Regional District of British Columbia, Canada, which achieved commercial operations in the first quarter of 2017.
The fair value of the purchase consideration, including transaction-related expenses of the asset acquisition, and fair value of the noncontrolling interest is allocated to the relative fair value of the individual assets, operating contracts and liabilities assumed. The noncontrolling interest was recorded at fair value estimated using the purchase price paid by PSP Investments pursuant to the Purchase and Sale Agreement. The fair value of the assets acquired and liabilities assumed in connection with the Meikle acquisition are as follows (in thousands):

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

Unconsolidated Investments
Pattern Development 2.0
Under the Second Amended and Restated Agreement of Limited Partnership of Pattern Development 2.0 (A&R LPA), the Company has the right to contribute up to $300.0 million to Pattern Development 2.0 in one or more subsequent rounds of financing. On July 27, 2017, the Company funded an initial $60.0 million capital call and on December 26, 2017, the Company funded an additional $7.3 million capital call. As a result of such funding, and the related funding by other investors in Pattern Development 2.0 and consummation of certain redemptions, the Company holds an approximate 21% ownership interest in Pattern Development 2.0 as of December 31, 2017. The Company is a noncontrolling investor in Pattern Development 2.0, but has significant influence over Pattern Development 2.0. Accordingly, the investment is accounted for under the equity method of accounting.
The Company capitalized $1.5 million of transaction costs for the year ended December 31, 2017. The Company's initial investment in Pattern Development 2.0 of $60.0 million was $40.6 million higher than the Company's underlying equity in the net assets of Pattern Development 2.0 at the time of the initial funding. This equity method basis difference was primarily attributable to equity method goodwill.
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
4.    Property, Plant and Equipment
The following presents the categories within property, plant and equipment (in thousands):

	December 31,
	2017	2016
Operating wind farms	$4,640,718	$3,707,823
Transmission line	93,849	—
Furniture, fixtures and equipment	12,643	9,307
Land	141	141
Subtotal	4,747,351	3,717,271
Less: accumulated depreciation	(782,230)	(582,109)
Property, plant and equipment, net	$3,965,121	$3,135,162
The Company recorded depreciation expense related to property, plant and equipment of $194.8 million, $171.7 million and $141.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5.    Finite-Lived Intangible Assets and Liability
The following presents the major components of the finite-lived intangible assets and liability (in thousands):

	December 31, 2017
	Weighted Average Remaining Life	Gross	Accumulated Amortization	Net
Intangible assets
Power purchase agreement	15	$127,084	$(17,611)	$109,473
Industrial revenue bond tax savings	24	12,778	(351)	12,427
Other intangible assets	34	15,234	(1,086)	14,148
Total intangible assets		$155,096	$(19,048)	$136,048
Intangible liability
Power purchase agreement	15	$60,300	$(9,106)	$51,194

	December 31, 2016
	Weighted Average Remaining Life	Gross	Accumulated Amortization	Net
Intangible assets
Power purchase agreement	13	$97,400	$(10,632)	$86,768
Other intangible assets	15	5,666	(539)	5,127
Total intangible assets		$103,066	$(11,171)	$91,895
Intangible liability
Power purchase agreement	16	$60,300	$(5,637)	$54,663
The Company presents amortization of the PPA asset and PPA liability as an offset to electricity sales in the consolidated statements of operations, which resulted in net expense of $3.5 million, $3.0 million and $1.9 million in electricity sales for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense of $0.5 million, $0.3 million and $0.1 million, respectively, related to other intangible assets in depreciation and accretion in the consolidated statements of operations.
The acquisition of the Broadview Project provided for future property tax savings as a result of the issuance of industrial revenue bonds during construction of the Broadview Project. The Company considered the future tax savings an intangible asset and calculated the fair value of the asset at the acquisition date. The tax savings was calculated by forecasting the difference between the property tax payments that the Broadview Project would be liable for if the industrial revenue bond structure was not in place and the actual payments in lieu of tax. The fair value of the property tax savings was recorded to finite-lived intangible assets, net on the consolidated balance sheets at the acquisition date, and such value will be amortized to depreciation and accretion in the consolidated statements of operations over the 25 year exemption period that remains as of the acquisition date. The Company recorded amortization expense of $0.4 million for the year ended December 31, 2017 related to the industrial revenue bond tax savings intangible asset.
The following table presents estimated future amortization for the next five years related to the PPA asset and PPA liability and other intangible assets:

Year ended December 31,	Power Purchase Agreements, Net	Industrial revenue bond tax savings	Other Intangible Assets
2018	$4,243	$513	$603
2019	4,243	513	605
2020	4,264	513	605
2021	4,243	513	605
2022	4,243	513	605
Thereafter	37,043	9,862	11,125

6.     Variable Interest Entities
The Company consolidates VIEs in which it holds a variable interest and is the primary beneficiary. The Company has determined that Logan's Gap, Panhandle 1, Panhandle 2, Post Rock, Amazon Wind and Broadview Holdings are VIEs. The Company determined that as the managing member of the VIEs it is the primary beneficiary by reference to the power and benefits criterion under ASC 810, Consolidation and therefore, consolidates the VIEs. The Company considered responsibilities within the contractual agreements, which grant it the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Such activities include management of the wind farms' operations and maintenance, budgeting, policies and procedures. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs on the basis of the income allocations and cash distributions.
The Company’s equity method investment in Pattern Development 2.0 is considered to be a VIE primarily because the total equity at risk is not sufficient to permit Pattern Development 2.0 to finance its activities without additional subordinated financial support by the equity holders. The Company does not hold the power or benefits to be the primary beneficiary and does not consolidate the VIE. The carrying value of its unconsolidated investment in Pattern Development 2.0 was $62.2 million as of December 31, 2017. The Company's maximum exposure to loss is equal to the carrying value of its investment in PEGH 2. See Note 3, Acquisitions, for additional information.
The following presents the carrying amounts of the consolidated VIEs' assets and liabilities included in the consolidated balance sheets (in thousands). Assets presented below are restricted for settlement of the consolidated VIEs' obligations and all liabilities presented below can only be settled using the VIE resources.

	December 31,
	2017	2016 (1)
Assets
Current assets:
Cash and cash equivalents	$33,273	$12,745
Restricted cash	4,314	4,291
Trade receivables	12,769	6,290
Prepaid expenses	4,965	4,468
Other current assets	2,597	1,456
Total current assets	57,918	29,250

Restricted cash	3,330	3,203
Property, plant and equipment, net	1,984,606	1,538,793
Finite-lived intangible assets, net	12,210	2,070
Other assets	12,984	13,622
Total assets	$2,071,048	$1,586,938

Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$26,826	$12,635
Accrued construction costs	759	709
Accrued interest	78	77
Other current liabilities	4,789	2,090
Total current liabilities	32,452	15,511

Contingent liabilities	87	81
Other long-term liabilities	47,345	20,081
Total liabilities	$79,884	$35,673

(1)	Does not include Broadview Holdings as it was acquired in April 2017.
7.    Unconsolidated Investments
The Company's unconsolidated investments consist of the following for the periods presented below (in thousands):

	December 31,		Percentage of Ownership
			December 31,
	2017	2016	2017	2016
South Kent	$6,151	$1,537	50.0%	50.0%
Grand	6,611	3,459	45.0%	45.0%
K2	103,328	97,051	33.3%	33.3%
Armow	132,890	131,247	50.0%	50.0%
Pattern Development 2.0	62,243	—	20.9%	NA
Unconsolidated investments	$311,223	$233,294

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
Pattern Development 2.0
The Company is a noncontrolling investor in the long-term development vehicle. The core of Pattern Development 2.0's assets consists of the early and mid-stage U.S. development assets. The investment allows the Company to secure access to an exclusive pipeline of new projects and enhance its alignment with the development business. See Note 3, Acquisitions - Unconsolidated Investments, for disclosure on the acquisition of the equity interest in Pattern Development 2.0.
Basis Amortization of Unconsolidated Investments
The cost of the Company’s investment in the net assets of unconsolidated investments was higher than the fair value of the Company’s equity interest in the underlying net assets of its unconsolidated investments. The basis differences were primarily attributable to property, plant and equipment, PPAs, and equity method goodwill. The Company amortizes the basis difference attributable to property, plant and equipment, and PPAs over their useful life and contractual life, respectively. The Company does not amortize equity method goodwill. For the years ended December 31, 2017, 2016 and 2015, the Company recorded basis difference amortization for its unconsolidated investments of $11.4 million, $6.5 million and $2.9 million, respectively, in earnings in unconsolidated investments, net on the consolidated statements of operations.
Suspension of Equity Method Accounting
During the year ended December 31, 2016 the Company's equity method balances for South Kent and Grand were zero. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company suspended recognition of South Kent's and Grand's equity method earnings or losses and accumulated other comprehensive income (loss), until the fourth quarter of 2016 when South Kent's and Grand's cumulative equity method earnings and other comprehensive income exceeded cumulative distributions received, cumulative equity method losses and, where applicable, cumulative other comprehensive income (loss) during the suspension period. As the Company has no explicit or implicit commitment to fund losses at the unconsolidated investments, the Company has recorded gains resulting from distributions received in excess of the carrying amount of its unconsolidated investments. For the year ended December 31, 2016, earnings (loss) in unconsolidated investments, net as reported on the consolidated statement of operations attributable to South Kent and Grand includes $19.9 million in distributions received in excess of the carrying amount of the Company's investment and equity earnings of $0.6 million. During 2017, there was no suspension of equity method earnings or losses.
During the suspension period, the Company maintains a memo ledger that records the components of the suspended activity. During the year ended December 31, 2016, the memo ledger balance was made up of distributions received in excess of the carrying amount of the Company's investment of $19.9 million, suspended equity losses of $4.6 million and suspended other comprehensive income of $0.7 million which were offset by equity earnings of $23.8 million during the fourth quarter of 2016 when cumulative equity method earnings and other comprehensive income exceeded cumulative distributions received, cumulative equity method losses and, where applicable, cumulative other comprehensive income (loss) during the suspension period. As a result, the Company's memo ledger as of December 31, 2016 is $0.0 million.

8.    Debt
The Company’s debt consists of the following for periods presented below (in thousands):

			December 31, 2017
	December 31,		Contractual Interest Rate		Effective Interest Rate
	2017	2016					Maturity
Corporate-level
Revolving Credit Facility	$—	$180,000	varies	(1)	—%		November 2022
2020 Notes	225,000	225,000	4.00%		6.60%		July 2020
2024 Notes	350,000	—	5.88%		5.88%		February 2024
Project-level
Fixed interest rate
El Arrayán EKF term loan	99,112	103,904	5.56%		5.56%		March 2029
Santa Isabel term loan	103,878	107,090	4.57%		4.57%		September 2033
Variable interest rate
Ocotillo commercial term loan (2)	289,339	193,257	6.00%		6.06%	(3)	June 2033
Lost Creek term loan (4)	—	103,846	—%		—%		N/A
El Arrayán commercial term loan	90,102	94,458	4.25%		5.72%	(3)	March 2029
Spring Valley term loan	125,678	130,658	3.45%		5.12%	(3)	June 2030
Ocotillo development term loan	—	102,300	—%		—%		N/A
St. Joseph term loan (2)	171,487	162,356	3.17%		3.91%	(3)	November 2033
Western Interconnect term loan (2)	54,395	—	3.70%		4.26%		April 2027
Meikle term loan (2)	266,557	—	3.04%		3.90%		May 2024
Imputed interest rate
Hatchet Ridge financing lease obligation	192,079	202,593	1.43%		1.43%		December 2032
	1,967,627	1,605,462
Unamortized premium/discount, net (4)	(13,470)	(17,019)
Unamortized financing costs	(23,426)	(24,771)
Total debt, net	$1,930,731	$1,563,672

As reflected on the consolidated balance sheets
Revolving credit facility	$—	$180,000
Current portion of long-term debt, net of financing costs	51,996	48,716
Long term debt, net of financing costs	1,878,735	1,334,956
Total debt, net	$1,930,731	$1,563,672

(1)	Refer to Revolving Credit Facility for interest rate details.

(2)
The amortization for the St. Joseph term loan, the Western Interconnect term loan and the Meikle term loan are through September 2036, March 2036 and December 2038, respectively, which differs from the stated maturity date of such loans due to prepayment requirements.

(3)	Includes impact of interest rate swaps. See Note 10, Derivative Instruments, for discussion of interest rate swaps.

(4)	The discount relates to the 2020 Notes and the premium relates to the Lost Creek term loan as of December 31, 2016. The Lost Creek term loan was terminated in September 2017.

The following are principal payments, excluding deferred financing costs, due under the Company's debt as of December 31, 2017 for the following years (in thousands):

Amount
2018	$53,704
2019	64,426
2020	293,511
2021	71,821
2022	75,763
Thereafter	1,408,402
Total	$1,967,627
Interest and commitment fees incurred and interest expense for debt consisted of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Corporate-level interest and commitment fees incurred	$33,777	$18,171	$9,983
Project-level interest and commitment fees incurred	55,535	47,994	64,903
Capitalized interest, commitment fees, and letter of credit fees	—	—	(6,607)
Amortization of debt discount/premium, net	4,583	4,226	1,660
Amortization of financing costs	7,871	6,968	7,435
Other interest	463	645	533
Interest expense	$102,229	$78,004	$77,907
Corporate Level Debt
Revolving Credit Facility
On November 21, 2017, certain of our subsidiaries entered into a Second Amended and Restated Credit and Guaranty Agreement (the Revolving Credit Facility). The Revolving Credit Facility provides for a revolving credit facility of $440 million, decreased from the previous limit of $500 million. The facility has a five-year term and is comprised of a revolving loan facility, a letter of credit facility and a swingline facility. The facility is secured by pledges of the capital stock and ownership interests in certain of our holding company subsidiaries, in addition to other customary collateral.
As of December 31, 2017, $392.5 million was available for borrowing under the $440 million Revolving Credit Facility. The Revolving Credit Facility contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s holding company subsidiaries' ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business. As of December 31, 2017, the Company's holding company subsidiaries are in compliance with covenants contained in the Revolving Credit Facility.
The loans under the Revolving Credit Facility are base rate loans, Eurodollar rate loans, Canadian prime rate loans or CDOR rate loans. The base rate loans accrue interest at the fluctuating rate per annum equal to the greatest of the (i) the U.S. dollar prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR one month plus 1.0%, plus an applicable margin ranging from 0.625% to 0.875% (corresponding to applicable leverage ratios of the borrowers). The Eurodollar rate loans accrue interest at a rate per annum equal to LIBOR, as published by Reuters plus an applicable margin ranging from 1.625% to 1.875% (corresponding to applicable leverage ratios of the borrowers). The Canadian prime rate loans accrue interest at a fluctuating rate per annum equal to the greater of (i) the Canadian dollar prime rate and (ii) the average CDOR rate for a 30 day term plus 0.50%, plus an applicable margin ranging from 0.625% to 0.875% (corresponding to applicable leverage ratios of the borrowers). The CDOR rate loans accrue interest at a rate per annum equal to CDOR, as published by Reuters plus an applicable margin ranging from 1.625% to 1.875% (corresponding to applicable leverage ratios of the borrowers). Under the facility, the Company pays a revolving commitment fee equal to a percentage per annum determined by reference to the leverage ratio of the borrowers, ranging from 0.30% to 0.50%. Letter of credit fees are also paid.
As of December 31, 2017 and 2016, letters of credit of $47.5 million and $31.7 million, respectively, were available to be issued under the Revolving Credit Facility.

2024 Notes
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
2020 Notes
In July 2015, the Company issued $225.0 million aggregate principal amount of 4.00% convertible senior notes due 2020 (2020 Notes). The 2020 Notes bear interest at a rate of 4.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2016. The 2020 Notes will mature on July 15, 2020. The 2020 Notes were sold in a private placement. Upon conversion, the Company may, at its discretion, pay cash, shares of the Company’s Class A common stock, or a combination of cash and stock. The 2020 Notes were set at an initial conversation rate of 35.4925 shares of Class A common stock per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $28.175 per share of Class A common stock. The conversion rate is subject to adjustment in some events (including, but not limited to, certain cash dividends made to holders of the Company's Class A common stock which exceed the initial dividend threshold of $0.363 per quarter per share). The conversion rate would be adjusted to offset the effect of the portion of the dividend in excess of $0.363, provided that the adjustment would result a change of at least 1% in the then effective conversion rate. During the year ended December 31, 2017, the conversion rate increased to 35.8997 shares of Class A common stock per $1,000 principal amount of 2020 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest. The 2020 Notes are not redeemable prior to maturity.
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
The following table presents a summary of the equity and liability components of the 2020 Notes (in thousands):

	December 31,
	2017	2016
Principal	$225,000	$225,000
Less:
Unamortized debt discount	(13,470)	(18,196)
Unamortized financing costs	(2,794)	(3,894)
Carrying value of convertible senior notes	$208,736	$202,910

Carrying value of the equity component (1)	$23,743	$23,743

(1)	Included in the consolidated balance sheets as additional paid-in capital, net of $0.7 million in equity issuance costs.
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
Collateral for project level facilities typically include each project's tangible assets and contractual rights and cash on deposit with the depository agents. Each loan agreement contains a broad range of covenants that, subject to certain exceptions, restrict each project's ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions and change their business. As of December 31, 2017, all projects were in compliance with their financing covenants.

Ocotillo
In December 2017, the Company refinanced Ocotillo's commercial term loan of $179.3 million and development term loan of $101.2 million and letters of credit associated with the loans and entered into a new Commercial term loan for $289.3 million maturing in June 2033 and letters of credits totaling $58.2 million. The refinancing was treated as an extinguishment of debt; however, as the refinancing included existing lenders, the Company recognized a loss on extinguishment of debt of $8.6 million in other income, net on the consolidated statements of operations for the year ended December 31, 2017. The $8.6 million loss on extinguishment includes the write-off of unamortized debt issuance costs of $4.3 million and new financing fees of $4.3 million. The interest rate on the term loan is LIBOR plus 1.5%.
Lost Creek
In September 2017, the Company prepaid 100% of the outstanding balance of the Lost Creek project's term loan of $100.1 million. A $0.1 million loss on the debt extinguishment was recorded in other income, net in the consolidated statements of operations, primarily due to the offsetting impact of writing-off the debt premium and deferred financing costs. As a result of the early extinguishment of debt, the Company terminated the related interest rate swaps. See Note 10, Derivative Instruments, for additional information.
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
Western Interconnect
In April 2017, in connection with the Broadview Project acquisition, the Company assumed a $51.2 million senior construction loan facility, including accrued interest, which was immediately extinguished. Concurrently, the Company entered into a variable rate term loan maturing on April 21, 2027 for $54.4 million. The interest rate on the term loan is LIBOR plus 2.00% (with periodic increases of 0.25% every four years).
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
Payments under the financing lease for the years ended December 31, 2017, 2016 and 2015, were $13.4 million, $15.0 million and $16.9 million, respectively.
9.    Asset Retirement Obligation
The Company’s asset retirement obligations represent the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at the end of its estimated economic useful life.

The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligation (in thousands):

	December 31,
	2017	2016
Beginning asset retirement obligations	$44,783	$42,197
Net additions during the year	8,701	—
Foreign currency translation adjustment	208	63
Accretion expense	2,927	2,523
Ending asset retirement obligations	$56,619	$44,783
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
As of December 31, 2017, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets (in thousands):

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives:
Interest rate swaps	$—	$1,968	$4,397	$17,961

Fair Value of Undesignated Derivatives:
Interest rate swaps	—	228	858	2,542
Energy derivative	19,440	7,432	—	—
Foreign currency forward contracts	5	—	3,154	469
Total Fair Value	$19,445	$9,628	$8,409	$20,972

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives:
Interest rate swaps	$—	$40	$8,289	$21,058

Fair Value of Undesignated Derivatives:
Interest rate swaps	—	1,788	3,238	3,463
Energy derivative	16,209	24,707	—	—
Foreign currency forward contracts	1,369	177	391	—
Total Fair Value	$17,578	$26,712	$11,918	$24,521
The following table summarizes the notional amounts of the Company's outstanding derivative instruments (in thousands except for MWh):

		December 31,
	Unit of Measure	2017	2016
Designated Derivative Instruments
Interest rate swaps	USD	$253,271	$365,443
Interest rate swaps	CAD	$736,136	$196,425

Undesignated Derivative Instruments
Interest rate swaps	USD	$85,474	$257,389
Energy derivative	MWh	697,471	1,201,691
Foreign currency forward contracts	CAD	$127,500	$95,800

Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest swaps that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the period or periods during which a cash settlement occurs. The designated interest rate swaps have remaining maturities ranging from approximately 6.0 years to 21.0 years.
The following table presents the pre-tax effect of the derivative instruments designated as cash flow recognized in accumulated other comprehensive loss, amounts reclassified to earnings for the following periods, as well as, amounts recognized in interest expense (in thousands):

		Year ended December 31,
	Description	2017	2016	2015
Gains (losses) recognized in accumulated OCI	Effective portion of change in fair value	$(1,980)	$(7,584)	$(18,023)
Gains (losses) reclassified from accumulated OCI into:
Interest expense	Derivative settlements	$(9,995)	$(8,411)	$(12,904)
Loss on derivatives	Termination of derivatives	$(2,207)	$—	$(11,221)
Loss on derivatives	De-designation of derivatives	$—	$—	$(5,918)
Interest expense	Ineffective portion	$136	$346	$(809)
The Company estimates that $3.3 million in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months.
Derivatives Not Designated as Hedging Instruments
The following table presents gains and losses on derivatives not designated as hedges (in thousands):

		Year ended December 31,
Derivative Type	Financial Statement Line Item	2017	2016		2015
Interest rate derivatives	Loss on derivatives	$(813)	$(1,828)	(1)	$(10,596)
Energy derivative	Electricity sales	$5,155	$(1,181)		$19,776
Foreign currency forward contracts	Loss on derivatives	$(6,767)	$(1,496)		$5,106

(1)	Amount includes the reclassification of $5.9 million from accumulated other comprehensive loss related to the de-designation of certain interest rate derivative instruments at Spring Valley.
Interest Rate Derivatives
Interest Rate Swaps
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest rate swaps that are not designated and do not qualify as cash flow hedges, the changes in fair value are recorded in loss on derivatives in the consolidated statements of operations as these hedges are not accounted for under hedge accounting. All of the Company's undesignated interest rate swaps have a remaining maturity of 12.5 years.
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

As a result of the counterparty's credit rating downgrade, the Company received cash collateral related to the energy derivative agreement. The Company does not have the right to pledge, invest, or use the cash collateral for general corporate purposes. As of December 31, 2017, the Company has recorded a current asset of $29.8 million to funds deposited by counterparty and a current liability of $29.8 million to counterparty deposit liability representing the cash collateral received and corresponding obligation to return the cash collateral, respectively. The cash was deposited into a separate custodial account for which the Company is not entitled to the interest earned on the cash collateral.
Foreign Currency Forward Contracts
The Company has established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in the Company’s cash flow, which may have an adverse impact to the Company's short-term liquidity or financial condition. A majority of the Company’s power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. The Company enters into foreign currency forward contracts at various times to mitigate the currency exchange rate risk on Canadian dollar denominated cash flows. These instruments have remaining maturities ranging from three to twenty-one months. The foreign currency forward contracts are considered non-designated derivative instruments and are not used for trading or speculative purposes. As a result, changes in fair value and settlements are recorded in loss on derivatives in the consolidated statements of operations.

11.    Accumulated Other Comprehensive Loss
The following table summarizes changes in the accumulated other comprehensive loss balance, net of tax, by component (in thousands):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee's OCI	Total
Balances at December 31, 2014	$(19,338)	$(26,672)	$(7,903)	$(53,913)
Other comprehensive loss before reclassifications	(28,947)	(16,163)	(6,640)	(51,750)
Amounts reclassified from accumulated other comprehensive loss due to termination/de-designation of interest rate derivatives	—	17,139	—	17,139
Other amounts reclassified from accumulated other comprehensive loss	—	12,234	2,412	14,646
Net current period other comprehensive loss	(28,947)	13,210	(4,228)	(19,965)
Balances at December 31, 2015	(48,285)	(13,462)	(12,131)	(73,878)
Other comprehensive loss before reclassifications	4,785	(6,751)	1,039	(927)
Amounts reclassified from accumulated other comprehensive loss	—	7,462	4,594	12,056
Net current period other comprehensive loss	4,785	711	5,633	11,129
Balances at December 31, 2016	(43,500)	(12,751)	(6,498)	(62,749)
Other comprehensive income (loss) before reclassifications	15,313	(2,738)	5,807	18,382
Amounts reclassified from accumulated other comprehensive loss due to termination of interest rate derivatives	—	2,207	—	2,207
Other amounts reclassified from accumulated other comprehensive loss	—	8,935	8,006	16,941
Net current period other comprehensive income	15,313	8,404	13,813	37,530
Balances at December 31, 2017	$(28,187)	$(4,347)	$7,315	$(25,219)
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

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$2,196	$—	$2,196
Energy derivative	—	—	26,872	26,872
Foreign currency forward contracts	—	5	—	5
	$—	$2,201	$26,872	$29,073
Liabilities
Interest rate swaps	$—	$25,758	$—	$25,758
Foreign currency forward contracts	—	3,623	—	3,623
Contingent consideration	—	—	21,943	21,943
	$—	$29,381	$21,943	$51,324

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1,828	$—	$1,828
Energy derivative	—	—	40,916	40,916
Foreign currency forward contracts	—	1,546	—	1,546
	$—	$3,374	$40,916	$44,290
Liabilities
Interest rate swaps	$—	$36,048	$—	$36,048
Foreign currency forward contracts	—	391	—	391
	$—	$36,439	$—	$36,439
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
Contingent Consideration
The Broadview Project acquisition includes contingent consideration, which requires the Company to make an additional payment upon the commercial operation of the Grady Project. The contingent post-closing payment reflects the fair value of the Company's interest in the increase in the projected 25-year transmission wheeling revenue Western Interconnect will receive from the Grady Project, adjusted for the estimated production loss incurred by Broadview due to wake effects and transmission losses induced by the operation of the Grady Project. The fair value of the contingent consideration at the acquisition date was $21.3 million. The estimated fair value of the contingent consideration was calculated by using a discounted cash flow technique which utilized unobservable inputs presented in the table below. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of December 31, 2017, there were no significant inputs changes in the calculation of the contingent consideration recognized since the acquisition of the Broadview Project. Significant changes in these unobservable inputs may result in significant changes in fair value.
The following table presents a reconciliation of the energy derivative contract measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Energy Derivative	2017	2016
Balance at beginning of year	$40,916	$63,683
Total gains (losses) included in electricity sales	5,155	(1,181)
Settlements	(19,199)	(21,586)
Balance at end of year	$26,872	$40,916
During the years ended December 31, 2017, 2016 and 2015, the Company recognized unrealized losses of $14.0 million, $22.8 million, and $0.8 million relating to the energy derivative asset held at December 31, 2017, 2016 and 2015, respectively, which were recorded to energy sales in the consolidated statements of operations.

Contingent Consideration Liability	2017	2016
Balances, beginning of year	$—	$—
Broadview Project acquisition	21,284	—
Total loss in other income, net	659	—
Balances, end of year	$21,943	$—
During the year ended December 31, 2017, the Company recognized $0.7 million loss on the contingent consideration liability, which was recorded to other income (expense), net in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows (in thousands, for fair value):

December 31, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$26,872	Discounted cash flow	Forward electricity prices	$14.44 - $71.45(1)
			Discount rate	1.69%-1.96%

Contingent consideration	$21,943	Discounted cash flow	Discount rate	4.00% - 8.00%
			Annual energy production loss	1.00%

December 31, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$40,916	Discounted cash flow	Forward electricity prices	$15.83 - $81.76(1)
			Discount rate	1.00% - 1.52%

(1)	Represents price per MWh
Financial Instruments not Measured at Fair Value
The following table presents the carrying amount and fair value and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets, but for which fair value is disclosed (in thousands):

		Fair Value
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
December 31, 2017
Total debt, net	$1,930,731	$—	$1,937,671	$—	$1,937,671
December 31, 2016
Total debt, net	$1,563,672	$—	$1,562,038	$—	$1,562,038
Long term debt is presented on the consolidated balance sheets, net of financing costs, discounts and premiums. The fair value of variable interest rate long-term debt is approximated by its carrying cost. The fair value of fixed interest rate long-term debt is estimated based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied, using the net present value of cash flow streams over the term using estimated market rates for similar instruments and remaining terms.

13.    Income Taxes
The following table presents significant components of the provision for income taxes (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	292	378	489
Total current expense	292	378	489
Deferred:
Federal	(3,751)	—	—
State	—	—	—
Foreign	15,193	8,301	4,454
Total deferred expense	11,442	8,301	4,454
Total provision for income taxes	$11,734	$8,679	$4,943
The following table presents the domestic and foreign components of net loss before income tax provision (in thousands):

	Year ended December 31,
	2017	2016	2015
U.S.	$(119,067)	$(71,405)	$(66,883)
Foreign	48,391	27,785	16,219
Total	$(70,676)	$(43,620)	$(50,664)
The following table presents a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate, as a percentage of income before taxes for the following periods:

	Year ended December 31,
	2017	2016	2015
Computed tax at statutory rate	35.0%	35.0%	35.0%
Adjustment for income in non-taxable entities allocable to noncontrolling interest	(32.6)%	(25.6)%	(13.0)%
Foreign rate differential
Tax rate differential on pre-tax book income	(16.6)%	(16.9)%	(6.6)%
Local tax on branch profits/(losses)—Puerto Rico	0.1%	—%	0.3%
Permanent book/tax differences (domestic only)	(3.6)%	(0.2)%	(0.1)%
Valuation allowance	47.7%	(18.8)%	(25.1)%
Chilean shareholder benefit due to tax regime change	0.1%	0.7%	0.4%
Tax credits	31.6%	7.6%	—%
Effect of U.S. tax rate change under Tax Cuts and Jobs Act	(78.1)%	—%	—%
Other	(0.2)%	(1.6)%	(0.7)%
Effective income tax rate	(16.6)%	(19.8)%	(9.8)%

Generally, the amount of income tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations, extraordinary items, other comprehensive income and items charged or credited to shareholders' equity. However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations, a valuation allowance against deferred tax assets and pre-tax income from other categories in the current year. In such instances, income from other categories must be considered in allocating the total income tax provision for the period among the various categories. Income tax benefit related to continuing operations for the year ended December 31, 2017 includes a benefit of approximately $3.6 million as a result of the application of the exception to the general intra-period tax allocation rule. Accumulated other comprehensive income includes a corresponding amount of income tax expense of approximately $3.6 million for the year ended December 31, 2017.
The following table presents significant components of the Company’s deferred tax assets and deferred tax liabilities as follows (in thousands):

	2017	2016
Deferred tax assets:
Accruals and prepaids	$2,769	$2,331
Basis difference in derivatives	—	3,411
Hatchet Ridge financing	17,351	27,521
Asset retirement obligation	6,321	9,012
Unrealized loss on derivatives	1,570	6,372
Net operating loss carryforwards	274,730	344,522
Foreign currency translation adjustments	3,239	12,314
Other deferred tax assets	1,490	—
Tax credits	41,563	19,270
Total gross deferred tax assets	349,033	424,753
Less: Valuation allowance	(141,317)	(171,020)
Total gross deferred tax assets net of valuation allowance	$207,716	$253,733

Deferred tax liabilities:
Property, plant and equipment	$(189,342)	$(246,267)
Partnership interest	(65,124)	(27,440)
Deferred interest, commitment fees and financing costs	(1,551)	(4,543)
Basis difference in subsidiaries	(1,087)	(865)
Basis difference in derivatives	(268)	—
Other deferred tax liabilities	(486)	(818)
Total gross deferred tax liabilities	(257,858)	(279,933)

Total net deferred tax assets/(liabilities)	$(50,142)	$(26,200)
On December 22, 2017, the Tax Act was enacted, which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a one-time tax on foreign unremitted earnings. The Tax Act also establishes several new tax provisions effective in 2018.
ASC 740 requires a company to record the effects of a tax law change in the period of enactment. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. Accordingly, the Company's U.S. provision is based on the reasonable estimate guidance provided by SAB 118. The Company made a reasonable estimate of the impact of several provisions of the Tax Act, including the repatriation provisions and the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21% which impacts the Company's U.S. deferred tax assets and deferred liabilities. The U.S operations are in a net deferred tax asset position offset by a full valuation allowance and thus, any adjustments to the deferred accounts should not impact the tax provision. Although the

Company has made a reasonable estimate of the amounts related to the repatriation provisions and deferred tax assets and deferred tax liabilities disclosed, a final determination of the Tax Act’s impact on the Company’s tax provision and deferred tax assets and deferred tax liabilities and related valuation allowance requirements remains incomplete pending a full analysis of the provisions and their interpretations.
The Tax Act also includes a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries and a base erosion anti-abuse tax (BEAT) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The Company may be subject to the GILTI and/or BEAT provisions effective beginning January 1, 2018 and is in the process of analyzing their effects, including how to account for the GILTI provision from an accounting policy standpoint.
The deferred tax assets and deferred tax liabilities resulted primarily from temporary differences between book and tax basis of assets and liabilities. The U.S. operations are in a net deferred tax asset position offset by full valuation allowance. The change in net deferred tax assets during the period ended December 31, 2017 was mainly due to the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act. The Company revalued its ending deferred tax assets and liabilities at December 31, 2017 due to the change in tax rate resulting in a reduction of net deferred tax assets and corresponding valuation allowance of $55.3 million. The change was also due to deferred tax assets established for potential future U.S. foreign tax credits of $28.2 million that may be generated by the reversal of the deferred tax liability (foreign taxes paid) related to temporary differences from Canadian operations that are conducted through a branch for U.S. tax purposes.
The Company regularly assesses the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of the deferred tax assets. Should the Company determine that future realization of the tax benefits is not more likely than not, additional valuation allowance would be established which would increase the Company’s tax provision in the period of such determination. The net deferred tax assets and net deferred tax liabilities as of December 31, 2017 and 2016 are attributed primarily to the Company’s Canadian, Puerto Rican and Chilean entities. The net change in valuation allowance was a decrease of $29.7 million during the year ended December 31, 2017. The decrease was primarily driven by operating losses in the U.S. federal and state jurisdictions offset by a change in tax rate in the U.S. federal jurisdiction, as well as potential U.S. foreign tax credits related to Canada branch operations.
As of December 31, 2017, the Company has U.S federal and state net operating loss (NOL) carryforwards in the amount of $1.0 billion and $197.6 million, respectively, which begin to expire in the year ending December 31, 2032 for federal and state purposes. The Company also has foreign net operating loss carryforwards in Canada of $75.2 million which begin to expire in the year ending December 31, 2029, foreign net operating loss carryforwards in Puerto Rico of $9.2 million that begins to expire in the year ending December 31, 2022, and foreign net operating loss carryforwards in Chile of $61.4 million that can be carried forward indefinitely. The Company's production tax credits of $13.7 million begin to expire in the year ending December 31, 2033.
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
The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2017, the Company does not have any unrecognized tax benefits and does not have any tax positions for which it is reasonably possible that the amount of gross unrecognized tax benefits will increase or decrease within 12 months after the year ended December 31, 2017.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and foreign jurisdictions for its Canadian, Chilean and Puerto Rican operations. The Company’s U.S. and foreign income tax returns for 2012 through 2017 are subject to examination.
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. The Company did not incur any interest expenses or penalties or have outstanding liabilities on the balance sheet associated with unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015.
The Company operates under a tax holiday in Puerto Rico which enacted a special tax rate of 4% for businesses dedicated to the production of energy for consumption through the use of renewal sources. The Company previously operated under the "Economic Incentives for the Development of Puerto Rico Act" (Act 73) which was enacted in order to promote the development of green energy projects through economic incentives to reduce the island’s dependency on oil. On September 15, 2016, the Company surrendered operations under Act 73 and commenced operations under the "Green Energy Incentives Act of Puerto Rico" (Act 83) which affords the Company identical tax benefits to Act 73 and extends the special tax rate for 25 years at the date of conversion. The impact of the tax holiday decreased foreign deferred tax benefit by $0.6 million for the year ended December 31, 2017. The impact of the tax holiday on basic and diluted net loss per share of Class A common stock for the year ended December 31, 2017 was $0.01.

14.    Stockholders' Equity
Preferred Stock
The Company has 100,000,000 shares of authorized preferred stock issuable in one or more series. The Company’s Board of Directors is authorized to determine the designation, powers, preferences and relative, participating, optional or other special rights of any such series. As of December 31, 2017 and 2016, there was no preferred stock issued and outstanding.
Common Stock
On October 23, 2017, the Company completed an underwritten public offering of its Class A common stock. In total, 9,200,000 shares of the Company's Class A common stock were sold at a public offering price of $23.40 per share. This includes 1,200,000 shares purchased by the underwriters to cover over-allotments. Aggregate net proceeds of the equity offering, including the proceeds of the over-allotment option, were approximately $211.9 million after deduction of underwriting discounts, commissions, and transaction expenses.
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
On May 9, 2016, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the Agents). Pursuant to the terms of the Equity Distribution Agreement, the Company may offer and sell shares of the Company’s Class A common stock, par value $0.01 per share, from time to time through the Agents, as the Company’s sales agents for the offer and sale of the shares, up to an aggregate sales price of $200.0 million. For the years ended December 31, 2017 and 2016, the Company sold 1,068,261 and 1,240,504 shares, respectively, under the Equity Distribution Agreement; net proceeds under the issuances were $25.3 million and $27.5 million and the aggregate compensation paid by the Company to the Agents with respect to such sales was $0.3 million and $0.3 million, respectively. As of December 31, 2017, approximately $144.2 million in aggregate offering price remained available to be sold under the agreement.
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
Voting Rights
Holders of the Company’s Class A common stock as of December 31, 2017 are entitled to one vote per share on all matters submitted to a vote of stockholders and will vote as a single class under all circumstances.
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
Noncontrolling Interests
The following table presents the balances for noncontrolling interests by project (in thousands).

	December 31,
	2017	2016
El Arrayán	$31,828	$32,237
Logan's Gap	171,137	180,092
Panhandle 1	174,518	190,415
Panhandle 2	208,397	170,139
Post Rock	160,206	178,676
Amazon Wind	133,950	139,687
Broadview Project	307,672	—
Meikle	65,985	—
Noncontrolling interest	$1,253,693	$891,246
On December 22, 2017, pursuant to a Purchase and Sale Agreement with PSP Investments, the Company sold 49% of its indirect Class B membership interests in Panhandle 2 for consideration of $58.6 million. As of December 31, 2017, the Company owns 51% of Class B membership in Panhandle 2, and, as such, it still retains a controlling financial interest.

The following table presents the components of total noncontrolling interest as reported in stockholders’ equity in the consolidated balance sheets (in thousands).

	Capital	Accumulated Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at December 31, 2014	$529,539	$9,892	$(8,845)	$530,586
Acquisition of Post Rock	205,100	—	—	205,100
Buyout of noncontrolling interests	(88,747)	(14,244)	7,944	(95,047)
Contributions from noncontrolling interests	334,231	—	—	334,231
Distributions to noncontrolling interests	(7,882)	—	—	(7,882)
Net loss	—	(23,074)	—	(23,074)
Other comprehensive income (loss), net of tax	—	—	348	348
Balances at December 31, 2015	972,241	(27,426)	(553)	944,262
Distributions to noncontrolling interests	(17,896)	—	—	(17,896)
Other	(103)	—	—	(103)
Net loss	—	(35,188)	—	(35,188)
Other comprehensive income, net of tax	—	—	171	171
Balances at December 31, 2016	954,242	(62,614)	(382)	891,246
Acquisition of Broadview and Meikle	390,388	—	—	390,388
Distributions to noncontrolling interests	(20,250)	—	—	(20,250)
Sale of a partial interest in Panhandle 2 to noncontrolling interests	56,174	—	—	56,174
Other	(214)	—	—	(214)
Net loss	—	(64,505)	—	(64,505)
Other comprehensive income, net of tax	—	—	854	854
Balances at December 31, 2017	$1,380,340	$(127,119)	$472	$1,253,693
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

15.    Equity Incentive Award Plan
Under the Amended and Restated 2013 Equity Incentive Award Plan (2013 Plan), the Company may issue 3,000,000 aggregate number of shares of Class A common stock for equity awards including incentive and nonqualified stock options, restricted stock awards (RSAs)

and restricted stock units (RSUs) to employees, directors and consultants. RSAs provide the holder with immediate voting rights, but are restricted in all other respects until released. RSUs generally entitle the holders the right to receive the underlying shares of the Company's Class A common stock upon vesting. Upon cessation of services to the Company, any nonvested RSAs and RSUs will be forfeited. All nonvested RSAs and RSUs accrue dividends and distributions, which are subject to vesting and paid in cash upon release. Accrued dividends and distributions are forfeitable to the extent that the underlying awards do not vest. As of December 31, 2017, there were 2,036,815 aggregate number of Class A shares available for issuance under the 2013 Plan.
Stock-Based Compensation
Stock-based compensation expenses related to, RSAs, RSUs and stock options are recorded as a component of general and administrative expenses in the Company’s consolidated statements of operations and totaled $5.3 million, $5.4 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Restricted Stock Awards
The Company granted time-based RSAs to certain employees. The Company measures the fair value of the RSAs at the grant date and accounts for stock-based compensation by amortizing the fair value on a straight line basis over the related vesting period.
The following table summarizes RSA activity under the 2013 Plan for the year ended December 31, 2017:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2016	126,365	$21.31
Granted	125,597	$20.35
Vested	(137,123)	$22.29
Forfeited	(4,260)	$14.81
Nonvested at December 31, 2017	110,579	$19.26
For the years ended December 31, 2017, 2016 and 2015, the total fair value of RSAs vested was $3.0 million, $2.1 million and $1.7 million, respectively. The weighted-average grant date fair values per RSA granted during the same periods were $20.35, $18.76 and $29.58, respectively.
As of December 31, 2017, the total unrecorded stock-based compensation expense for nonvested RSAs was $2.1 million, which is expected to be amortized over a weighted-average period of 1.6 years.
RSAs that contain Market Conditions
The Company granted TSR-RSAs to certain senior management personnel. The number of awards granted represented the target number of shares of Class A common stock that may be earned; however, the number of vested TSR-RSAs is assessed at the end of a three-year performance period in accordance with the level of total shareholder return of the Company's stock price achieved relative to a peer group during the specified period. Following the date of grant, rights to dividends will accrue on the maximum number of shares and may be forfeited if the market or service conditions are not achieved.

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

	Years ended December 31,
	2017	2016	2015
Expected stock price volatility(1)	34%	35%	30%
Expected dividend yield	N/A	N/A	N/A
Risk-free interest rate	1.60%	1.11%	0.80%
Expected performance period in years(2)	2.8	2.8	2.7

(1)	The expected volatility was estimated using the historical volatility derived from the Company's Class A common stock.

(2)	The expected performance period was estimated based on the length of the remaining performance period from the grant date.
The following table summarizes TSR-RSAs activity under the 2013 Plan for the year ended December 31, 2017:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2016	147,804	$27.76
Granted	71,073	$19.48
Nonvested at December 31, 2017	218,877	$25.07
For the years ended December 31, 2017, 2016, and 2015, the weighted-average grant-date fair value per TSR-RSAs granted was $19.48, $20.63 and $39.16, respectively.
As of December 31, 2017, the total unrecorded stock-based compensation expense related to nonvested TSR-RSAs was $1.9 million, which is expected to be amortized over a weighted-average period of 1.7 years.
Restricted Stock Units
In 2017, 2016 and 2015, the Company granted time-based deferred RSUs to certain independent directors. Deferred RSUs are equity awards that entitle the holder the right to receive shares of the Company's Class A common stock upon vesting and are settled on, or as soon as administratively possible after the settlement date which is January 1 following the date of the director's termination of service. The Company measures the fair value of deferred RSUs at the grant date and accounts for stock-based compensation by amortizing the fair value on a straight line basis over the related vesting period.
During the year ended December 31, 2017, there were RSU grants of 27,714 shares, all of which vested. For the years ended December 31, 2017, 2016 and 2015, the total fair value of deferred RSUs vested was $0.6 million, $0.5 million and $0.6 million, respectively. The weighted-average grant date fair value of stock awards granted during the same periods was $18.99, $20.29 and $25.94, respectively. As of December 31, 2017, there were no nonvested deferred RSUs.
Stock Options
During the years ended December 31, 2017, 2016 and 2015, no options were granted or exercised.
A summary of option activity under the employee share option plan as of December 31, 2017, and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2016	429,962	$22.00
Forfeited or expired	(18,639)	$22.00
Outstanding at December 31, 2017	411,323	$22.00	5.7	—
Exercisable at December 31, 2017	411,323	$22.00	5.7	—
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
Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive were 8.9 million, 8.0 million and 3.5 million, respectively, for the years ended December 31, 2017, 2016 and 2015.
The computations for Class A basic and diluted loss per share are as follows (in thousands except share data):

	Year ended December 31,
	2017	2016	2015
Numerator for basic and diluted loss per share:
Net loss attributable to Pattern Energy	$(17,905)	$(17,111)	$(32,533)
Less: earnings allocated to participating securities	(104)	(53)	(32)
Net loss attributable to common stockholders	$(18,009)	$(17,164)	$(32,565)

Denominator for loss per share:
Weighted average number of shares:
Class A common stock - basic and diluted	89,179,343	79,382,388	70,535,568

Loss per share:
Class A common stock:
Basic and diluted	$(0.20)	$(0.22)	$(0.46)

Dividends declared per Class A common share	$1.67	$1.58	$1.43

17.    Commitments and Contingencies
Commitments
The following table summarizes estimates of future commitments related to the various agreements that the Company has entered into as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Transmission service agreements (1)	$23,600	$23,600	$23,600	$23,600	$23,600	$520,465	$638,465
Operating leases (2)	15,822	15,829	15,986	16,557	16,529	320,718	401,441
Service and maintenance agreements	39,817	28,008	23,518	23,921	20,367	54,562	190,193
Other commitments	46,576	4,130	3,416	2,695	1,545	16,270	74,632
Total commitments	$125,815	$71,567	$66,520	$66,773	$62,041	$912,015	$1,304,731
(1)Future commitments under the transmission service agreements are based on current rates, which are subject to future changes.
(2)Certain operating leases have adjustments for market provisions. Amounts in the above table represent the best estimates of future payments to be made under these leases.
Transmission Service Agreements
In connection with the Broadview Project acquisition, the Company became a party to various long-term transmission service agreements expiring between 25-30 years. The Company recorded transmission service costs related to such agreements of $19.2 million for the year ended December 31, 2017.
Operating Leases
The Company has entered into various non-cancellable long-term operating lease agreements related to offices and lands for its wind farms which expire in 2053. Certain of these arrangements contain contingent rental payment provisions based upon the volume of electricity generated at a particular windfarm. The Company recognizes rent expense under such arrangements on a straight-line basis. For the years ended December 31, 2017, 2016 and 2015, the Company recorded rent expenses of $15.1 million, $13.1 million and $12.0 million, respectively, in project expense in its consolidated statements of operations.
Service and Maintenance Agreements
The Company has entered into service and maintenance agreements with third party contractors to provide turbine operations and maintenance services and modifications and upgrades for varying periods over the next 17 years. The computation of outstanding commitments includes an estimated annual price adjustment for inflation of 2%, where applicable. For the years ended December 31, 2017, 2016 and 2015, the Company recorded service and maintenance expense under these agreements of $47.1 million, $53.4 million and $42.9 million, respectively, in project expense in its consolidated statements of operations.
Other Commitments
Included in other commitments are acquisition commitments, payments in lieu of taxes, and various other commitments related to the Company's projects and operations of its business. The acquisition commitment includes an agreement to purchase an ownership interest in a limited partnership described below. Payments in lieu of taxes include payments the Company is required to make in lieu of taxes as a result of tax savings realized as part of the issuance of the industrial revenue bonds. See Note 5, Finite-Lived Intangible Assets and Liability, for further discussion.

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
Letters of Credit
Power Sale Agreements
The Company owns and operates wind power projects, and has entered into various long-term PSAs that terminate from 2019 to 2042. The terms of these agreements generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the agreement. Under the terms of these agreements, as of December 31, 2017, irrevocable letters of credit totaling $156.5 million were available to be issued to guarantee the Company's performance for the duration of the agreements.
Project Finance and Lease Agreements
The Company has various project finance and lease agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of December 31, 2017, irrevocable letters of credit totaling $171.6 million which includes letters of credit available under the Revolving Credit Facility were available to be issued to ensure performance under these various project finance and lease agreements.
Contingencies
Turbine Operating Warranties and Service Guarantees
The Company has various turbine availability warranties from its turbine manufacturers and service guarantees from its service and maintenance providers. Pursuant to these guarantees, if a turbine operates at less than minimum availability during the guarantee measurement period, the service provider is obligated to pay, as liquidated damages at the end of the warranty measurement period, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, pursuant to certain of these guarantees, if a turbine operates at more than a specified availability during the guarantee measurement period, the Company has an obligation to pay a bonus to the service provider at the end of the warranty measurement period. As of December 31, 2017, the Company recorded liabilities of $1.6 million associated with bonuses payable to turbine manufacturers and service providers.
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
Contingencies in connection with the Sale of Panhandle 2 interests
In connection with the sale of Panhandle 2, the Company agreed to indemnify PSP Investments up to $5.0 million to cover PSP Investments's pro rata share of the economic impacts resulting from planned transmission outages in the Texas market until December 31, 2019. As of December 31, 2017, the Company recorded a contingent liability of $3.7 million associated with the indemnity.

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
18.    Related Party Transactions
Management fees
The Company provides management services and receives a fee for such services under agreements with its joint venture investees, South Kent, Grand, K2, and Armow, in addition to various Pattern Development 1.0 subsidiaries and equity method investments. The Company reclassified its presentation of management service fees received from related party to other revenue on the consolidated statements of operations.
Management Services Agreement and Shared Management
The Company has entered into an Amended and Restated Multilateral Management Services Agreement (MSA) with the Pattern Development Companies, which provides for the Company and the Pattern Development Companies to benefit, primarily on a cost-reimbursement basis, from the parties’ respective management and other professional, technical and administrative personnel, all of whom report to the Company’s executive officers. Costs and expenses incurred at the Pattern Development Companies or their respective subsidiaries on the Company's behalf will be allocated to the Company. Conversely, costs and expenses incurred at the Company or its respective subsidiaries on the behalf of a Pattern Development Company will be allocated to the respective Pattern Development Company.
Pursuant to the MSA, certain of the Company’s executive officers, including its Chief Executive Officer (shared PEG executives), also serve as executive officers of the Pattern Development Companies and devote their time to both the Company and the Pattern Development Companies as is prudent in carrying out their executive responsibilities and fiduciary duties. The shared PEG executives have responsibilities for both the Company and the respective Pattern Development Companies and, as a result, these individuals do not devote all of their time to the Company’s business. Under the terms of the MSA, each of the respective Pattern Development Companies is required to reimburse the Company for an allocation of the compensation paid to such shared PEG executives reflecting the percentage of time spent providing services to such Pattern Development Company. The Company reclassified its presentation of related party receivables and payables as disclosed in prior periods to be presented within other current assets and other current liabilities on the consolidated balance sheets, respectively. In addition, the Company reclassified its presentation of reimbursements received from the Pattern Development Companies under the MSA from related party income, as disclosed in prior periods, to a reduction to general and administrative expense on the consolidated statements of operations. The MSA costs incurred by the Company are included in related party general and administrative on the consolidated statements of operations.
Employee Savings Plan
The Company participates in a 401(k) plan sponsored and maintained by Pattern Development 1.0, established on August 3, 2009 and restated on October 3, 2013. The Company also sponsors a Canadian Registered Retirement Savings Plan (RRSP), established on October 2, 2013. Participants in the plans are allowed to defer a portion of their compensation, not to exceed the respective Internal Revenue Service or Canada Revenue Agency annual allowance contribution guidelines, and are 100% vested in their respective deferrals and earnings. Participants may choose from a variety of investment options. The Company contributes 5% of base compensation to each employee’s 401(k) or RRSP account, up to the annual compensation limit. For the years ended December 31, 2017, 2016 and 2015, the Company contributed $0.8 million, $0.7 million and $0.5 million, respectively which was recorded as general and administrative expense on the consolidated statements of operations.

Related Party Transactions
The table below presents amounts due from and to related parties as included in the consolidated balance sheets for the following periods (in millions):

	December 31, 2017
	2017	2016
Other current assets:
Total due from related parties	$13.2	$1.1

Other current liabilities:
Total due to related parties	$10.8	$1.3
The table below presents the revenue, reimbursement and (expenses) recognized for management services and under the MSA, as included in the statements of operations for the following periods (in thousands):

		Years Ended December 31,
Related Party Agreement	Financial Statement Line Item	2017	2016	2015
Management fees	Other revenue	$7,742	$5,793	$3,640
MSA reimbursement	General and administrative	$11,685	$5,074	$2,665
MSA costs	Related party general and administrative expense	$(13,825)	$(9,900)	$(7,589)
Purchase and Sales Agreements
During the years ended December 31, 2017, and 2016, the Company consummated the following investment and acquisitions with Pattern Development 1.0 and 2.0 which are further detailed in Note 3, Acquisitions (in millions):

Investment in Pattern Development 2.0	Date of Investment	Cash Consideration	Debt Assumed	Contingent Consideration
Pattern Development 2.0	various	$67.3	N/A	N/A

Acquisitions from Pattern Development 1.0	Date of Acquisition	Cash consideration	Debt Assumed	Contingent Consideration
Broadview Project	April 21, 2017	$214.7	$51.1	$21.3
Meikle	August 10, 2017	67.4	265.6	N/A
Armow	October 17, 2016	132.3	193.6	N/A
Investment in Pattern Development 2.0
On July 27, 2017, the Company funded an initial investment of $60.0 million in Pattern Development 2.0. On December 26, 2017, the Company contributed an additional $7.3 million to Pattern Development 2.0. As a result of such funding, and the related funding by other investors in Pattern Development 2.0 and consummation of certain redemptions, the Company holds an approximate 21% ownership interest in Pattern Development 2.0.
PSP Investments Joint Venture
In June 2017, the Company entered into a Joint Venture Agreement with PSP Investments pursuant to which PSP Investments will have the right to co-invest up to an aggregate amount of approximately $500 million in projects acquired by the Company under its identified ROFO project list with the Pattern Development Companies, including investments in Meikle, MSM and Panhandle 2. As discussed in Note 3, Acquisitions and Note 14, Stockholders' Equity, PSP Investments acquired a 49% interest in Meikle and 49% of Class B membership in Panhandle 2 during 2017. In addition, on June 16, 2017, PSP Investments purchased approximately 8.7 million shares of the Company's common stock from Pattern Development 1.0 and an additional 0.6 million shares from the Company's public offering that occurred on October 23, 2017.

Sponsor Services Agreement
On June 16, 2017, the Company entered into a Sponsor Services Agreement with PSP Investments, pursuant to which we will provide certain mutually agreed services to PSP Investments and its affiliates with respect to the administration of the joint ownership of the project companies that PSP Investments invests in alongside us pursuant to the PSP Investments Joint Venture Agreement in exchange for certain fees set forth in the Sponsor Services Agreement. Related party fee amounts recorded during 2017 were immaterial.

19.    Selected Quarterly Financial Data (Unaudited)
The following tables summarize the Company’s unaudited quarterly consolidated statements of operations for each of the eight quarters in the two year period ended December 31, 2017. The quarterly consolidated statements of operations data were prepared on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K.
Quarterly financial data in thousands, except per share data:

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Revenue	$110,721	$92,030	$107,760	$100,833
Gross profit	$15,331	$(1,702)	$21,115	$27,923
Net income (loss)	$(21,889)	$(48,376)	$(14,684)	$2,539
Net loss attributable to noncontrolling interest	$(13,939)	$(18,548)	$(28,904)	$(3,114)
Net income (loss) attributable to Pattern Energy	$(7,950)	$(29,828)	$14,220	$5,653
Basic and diluted earnings (loss) per share—Class A common stock	$(0.08)	$(0.34)	$0.16	$0.06
Cash dividends declared per Class A common share	$0.42	$0.42	$0.42	$0.41

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Revenue	$81,061	$91,914	$93,438	$87,639
Gross profit	$5,490	$16,837	$16,401	$11,982
Net income (loss)	$3,445	$(11,050)	$(15,646)	$(29,048)
Net loss attributable to noncontrolling interest	$(10,350)	$(7,037)	$(12,423)	$(5,378)
Net income (loss) attributable to Pattern Energy	$13,795	$(4,013)	$(3,223)	$(23,670)
Basic and diluted earnings (loss) per share—Class A common stock	$0.16	$(0.05)	$(0.04)	$(0.32)
Cash dividends declared per Class A common share	$0.41	$0.40	$0.39	$0.38

20.    Subsequent Events
On February 22, 2018, the Company approved a dividend for the first quarter 2018, payable on April 30, 2018, to holders of record on March 30, 2018, in the amount of $0.4220 per Class A share, which represents $1.688 on an annualized basis.
On February 26, 2018, the Company entered into a series of purchase and sale agreements with Pattern Development 1.0 and Green Power Investments to purchase 206 MW of renewable energy projects, consisting of Futtsu Solar, Kanagi Solar, Otsuki, Ohorayama and Tsugaru. The acquisition price for the 84 MW project portfolio (Futtsu Solar, Kanagi Solar, Otsuki and Ohorayama) is approximately $131.5 million, subject certain closing price adjustments. The acquisition price of Tsugaru for the 122 MW wind project is approximately $194.0 million, consisting of an initial payment of approximately $79.7 million to be funded at closing and approximately $114.3 million payable to Pattern Development 1.0 upon the term conversion of the construction loan and to the extent such term conversion does not occur, such second consideration payment will be made upon the commencement of commercial operations at Tsugaru which is expected in 2020.
In February 2018, the Company also funded approximately $35.2 million into Pattern Development 2.0 of which approximately $27 million will be used by Pattern Development 2.0 to fund the purchase of GPI.

Condensed Parent-Company Financial Statements
Pattern Energy Group Inc.
Condensed Financial Information of Parent
Balance Sheets
(In thousands of U.S. dollars, except share and par value data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$9,282	$12,014
Derivative assets, current	5	1,369
Prepaid expenses	1,014	583
Other current assets	24,252	4,882
Deferred financing costs, current, net	—	11
Total current assets	34,553	18,859
Restricted cash	250	250
Property, plant and equipment, net	4,093	4,362
Investments in subsidiaries	1,404,245	987,300
Investments in unconsolidated subsidiaries	311,223	233,294
Derivative assets	—	177
Deferred financing costs	—	75
Net deferred tax assets	181	—
Finite-lived intangible assets, net	964	1,052
Other assets	1,132	138
Total assets	$1,756,641	$1,245,507
Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities	$11,577	$9,107
Accrued interest	12,738	4,328
Dividend payable	41,387	35,960
Derivative liabilities, current	3,154	391
Other current liabilities	9,042	1,310
Total current liabilities	77,898	51,096
Long-term debt, net of financing costs of $8,641 and $3,894 as of December 31, 2017 and 2016, respectively	552,889	202,910
Other long-term liabilities	31,405	4,003
Total liabilities	662,192	258,009
Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 97,860,048 and 87,410,687 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	980	875
Additional paid-in capital	1,207,286	1,118,200
Accumulated loss	(84,615)	(66,710)
Accumulated other comprehensive loss	(25,691)	(62,367)
Treasury stock, at cost; 157,812 and 110,964 shares of Class A common stock as of December 31, 2017 and 2016, respectively	(3,511)	(2,500)
Total equity	1,094,449	987,498
Total liabilities and equity	$1,756,641	$1,245,507
See accompanying notes to parent company financial statements

Pattern Energy Group Inc.
Condensed Financial Information of Parent
Statements of Operations and Comprehensive Income (Loss)
(In thousands of U.S. dollars)

	Year ended December 31,
	2017	2016	2015
Revenue	$—	$—	$—
Expenses	34,257	34,132	26,818
Operating loss	(34,257)	(34,132)	(26,818)
Other income (expense):
Interest expense	(34,889)	(14,692)	(6,107)
Equity in earnings (loss) from subsidiaries	14,333	3,054	(19,058)
Equity in earnings from unconsolidated subsidiaries, net	41,299	30,192	16,119
Gain (loss) on undesignated derivatives, net	(6,767)	(1,496)	5,107
Other income (expense), net	(1,247)	130	(1,558)
Total other income (expense), net	12,729	17,188	(5,497)
Net loss before income tax	(21,528)	(16,944)	(32,315)
Tax provision (benefit)	(3,623)	167	218
Net loss	(17,905)	(17,111)	(32,533)
Other comprehensive income (loss):
Proportionate share of subsidiaries' other comprehensive income (loss), net of tax benefit (provision) of ($5,350), $(53) and $1,206, respectively	22,863	5,325	(16,085)
Proportionate share of affiliates' other comprehensive income (loss) activity, net of tax benefit (provision) of ($4,981), $(2,031) and $1,524, respectively	13,813	5,633	(4,228)
Total other comprehensive income (loss), net of tax	36,676	10,958	(20,313)
Comprehensive income (loss)	$18,771	$(6,153)	$(52,846)
See accompanying notes to parent company financial statements

Pattern Energy Group Inc.
Condensed Financial Information of Parent
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)

	Year ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(17,905)	$(17,111)	$(32,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and accretion	561	198	—
Amortization of financing costs	1,982	1,102	472
Amortization of debt discount	4,726	4,428	1,794
Deferred taxes	3,387	—	—
Intraperiod tax allocation	(3,569)	—	—
(Gain) loss on derivatives	4,773	2,955	(4,110)
Stock-based compensation	5,322	5,391	4,462
Equity in losses (earnings) from subsidiaries	(14,333)	(3,054)	19,058
Equity in earnings from unconsolidated investments, net	(41,299)	(30,192)	(16,119)
Other reconciling items	—	(493)	—
Changes in operating assets and liabilities:
Prepaid expenses	(430)	(97)	35
Other current assets	(19,581)	(1,616)	(1,782)
Other assets (non-current)	—	(138)	—
Accounts payable and other accrued liabilities	2,573	1,691	473
Other current liabilities	7,727	(333)	1,642
Long-term liabilities	1,221	3,713	—
Accrued interest payable	8,410	486	3,842
Net cash used in operating activities	(56,435)	(33,070)	(22,766)
Investing activities
Cash paid for acquisitions, net of cash acquired	—	—	(65,042)
Capital expenditures	(287)	(3,889)	—
Distributions received from subsidiaries	371,999	307,978	244,969
Contribution to subsidiaries	(682,013)	(449,710)	(613,089)
Investment in Pattern Development 2.0	(68,813)	—	—
Other assets	(520)	(1,236)	—
Other investing activities	—	(172)	—
Net cash used in investing activities	(379,634)	(147,029)	(433,162)

	Year ended December 31,
	2017	2016	2015
Financing activities
Proceeds from public offering, net of issuance costs	237,090	286,298	317,432
Proceeds from issuance of senior notes, net of issuance costs	343,271	—	218,929
Refund for deposit for letters of credit	—	—	3,425
Dividends paid	(145,207)	(120,207)	(90,582)
Other financing activities	(1,817)	(916)	(860)
Net cash provided by financing activities	433,337	165,175	448,344
Net change in cash, cash equivalents and restricted cash	(2,732)	(14,924)	(7,584)
Cash, cash equivalents and restricted cash at beginning of period	12,264	27,188	34,772
Cash, cash equivalents and restricted cash at end of period	$9,532	$12,264	$27,188
Supplemental disclosures
Cash payments for income taxes	$—	$167	$218
Cash payments for interest expense	$19,771	$8,675	$—
Equity issuance costs paid in prior period related to current period offerings	$—	$—	$433
Schedule of non-cash activities
Non-cash increase in additional paid-in capital	$(2,003)	$—	$16,715

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
Reconciliation of Cash and Cash Equivalents and Restricted Cash as presented on the Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015

Cash and cash equivalents	$9,282	$12,014	$26,938
Restricted cash	250	250	250
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$9,532	$12,264	$27,188
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
Convertible Senior Notes due 2020
In July 2015, the Company issued $225 million aggregate principal amount of 4.00% convertible senior notes due 2020 (2020 Notes). The 2020 Notes bear interest at a rate of 4.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2016. The 2020 Notes will mature on July 15, 2020. The 2020 Notes were sold in a private placement. Upon conversion, the Company may, at its discretion, pay cash, shares of the Company’s Class A common stock, or a combination of cash and stock. The 2020 Notes are set at an initial conversation rate of 35.4925 shares of Class A common stock per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $28.175 per share of Class A common stock. The conversion rate is subject to adjustment in some events (including, but not limited to, certain cash dividends made to holders of the Company's Class A common stock which exceed the initial dividend threshold of $0.363 per quarter per share). The conversion rate would be adjusted to offset the effect of the portion of the dividend in excess of $0.363, provided that the adjustment would result a change of at least 1% in the then effective conversion rate. During the year ended December 31, 2017, the conversion rate increased to 35.8997 shares of Class A common stock per $1,000 principal amount of 2020 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest. The 2020 Notes are not redeemable prior to maturity.

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
The following table presents a summary of the equity and liability components of the 2020 Notes (in thousands):

	December 31,
	2017	2016
Principal	$225,000	$225,000
Less:
Unamortized debt discount	(13,470)	(18,196)
Unamortized financing costs	(2,794)	(3,894)
Carrying value of convertible senior notes	$208,736	$202,910

Carrying value of the equity component (1)	$23,743	$23,743

(1)	Included in the consolidated balance sheets as additional paid-in capital, net of $0.7 million in equity issuance costs.
Commitments and Contingencies
Operating Leases

	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$3,678	$3,766	$3,855	$3,947	$4,041	$15,328	$34,615
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
generally accepted in the United States
of America (U.S. GAAP)
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

South Kent Wind LP

February 20, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors of South Kent Wind LP

Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Kent Wind LP (the Partnership) as of December 31, 2017 and December 31, 2016, and the related statements of operations and comprehensive income, statement of changes in partners' equity, and statement of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and December 31, 2016, and its results of operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America (US GAAP).
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
We have served as the Partnership's auditor since 2011.

PricewaterhouseCoopers LLP PwC Tower, 18 York Street, Suite 2600, Toronto, Ontario, Canada M5J 0B2
T: +1 416 863 1133, F: +1 416 365 8215, www.pwc.com/ca
“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

South Kent Wind LP
Balance Sheets
As of December 31, 2017 and 2016

(In thousands of Canadian Dollars)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,842	$16,074
Restricted cash (note 3)	1,982	2,057
Accrued revenue (note 2)	20,911	21,706
Other current assets	386	429
Total current assets	36,121	40,266
Property, plant and equipment - net of accumulated depreciation of $116,245 and $86,966 in 2017 and 2016, respectively (note 4)	620,841	650,010
Intangible assets - net of accumulated amortization of $812 and $770 in 2017 and 2016, respectively (note 5)	626	668
Total assets	$657,588	$690,944

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,187	$2,705
Accounts payable and other accrued liabilities - related parties (note 11)	217	193
Current portion of long-term debt, net of financing costs of $3,296 and $3,426 in 2017 and 2016, respectively (notes 2 and 6)	23,523	22,347
Current portion of long-term contingent liabilities (note 10)	541	1,050
Derivative liabilities, current (note 8)	6,415	11,397
Other current liabilities	235	160
Total current liabilities	34,118	37,852
Long-term debt, net of financing costs of $8,095 and $11,391 in 2017 and 2016, respectively (notes 2 and 6)	581,027	604,550
Long-term contingent liabilities, net of current (note 10)	7,500	8,000
Derivative liabilities (note 8)	19,384	36,876
Asset retirement obligation (note 7)	6,493	6,153
Total liabilities	648,522	693,431
Commitments and contingencies (note 10)
Equity:
Partners’ capital	(130,122)	(61,730)
Accumulated net income	139,188	59,243
Total partners’ equity	9,066	(2,487)
Total liabilities and equity	$657,588	$690,944

See accompanying notes to financial statements.

South Kent Wind LP
Statements of Operations and Comprehensive Income
For the years ended December 31, 2017, 2016 and 2015

(In thousands of Canadian Dollars)

	2017	2016	2015
Revenue (note 2):
Energy delivered	$65,867	$87,142	$102,076
Compensation for forgone energy	64,739	38,326	22,345
Other revenue	2,376	2,297	2,981

Total revenue	132,982	127,765	127,402
Cost of revenue:
Project expenses	10,900	13,064	13,232
Project expenses - related parties (note 11)	1,491	1,469	1,446
Depreciation, amortization and accretion	29,662	29,698	29,710

Total cost of revenue	42,053	44,231	44,388
Gross profit	90,929	83,534	83,014
Operating expenses:
General and administrative	524	504	929
General and administrative - related parties (note 11)	523	516	507

Total operating expenses	1,047	1,020	1,436
Operating income	89,882	82,514	81,578
Other expense:
Interest expense (note 6)	(31,477)	(32,596)	(35,342)
Unrealized gain (loss) on derivatives (note 8)	22,474	3,269	(18,428)
Other expense, net	(934)	(912)	(1,099)

Total other expense	(9,937)	(30,238)	(54,869)
Net income	79,945	52,276	26,709
Other comprehensive income	-	-	-
Comprehensive income	$79,945	$52,276	$26,709

See accompanying notes to financial statements.

South Kent Wind LP
Statements of Changes in Partners’ Equity
For the years ended December 31, 2017, 2016 and 2015

(In thousands of Canadian Dollars)

	Partners’ capital	Accumulated net income (loss)	Total
Balance at January 1, 2015	$53,412	$(19,742)	$33,670

Cash distribution	(50,712)	-	(50,712)
Net loss	-	26,709	26,709

Balance at December 31, 2015	2,700	6,967	9,667

Cash distribution	(64,430)	-	(64,430)
Net income	-	52,276	52,276

Balance at December 31, 2016	(61,730)	59,243	(2,487)

Cash distribution	(68,392)	-	(68,392)
Net income	-	79,945	79,945

Balance at December 31, 2017	$(130,122)	$139,188	$9,066

See accompanying notes to financial statements.

South Kent Wind LP
Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015

(In thousands of Canadian Dollars)

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$79,945	$52,276	$26,709
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized loss (gain) on derivatives	(22,474)	(3,269)	18,428
Depreciation, amortization and accretion	29,662	29,698	29,710
Amortization of deferred financing costs	3,426	3,546	3,388
Changes in assets and liabilities, net:
Accrued revenue	794	(3,539)	(2,204)
Accounts payable and other accrued liabilities	(3)	103	(2,555)
Other, net	118	182	168

Net cash provided by operating activities	91,468	78,997	73,644

Cash flows from investing activities:
Capital expenditures	(610)	(4,247)	(247)
Decrease in restricted cash	75	4,494	8,302
Increase in restricted cash	0	(1)	(836)

Net cash provided by (used in) investing activities	(535)	246	7,219

Cash flows from financing activities:
Proceeds from long-term debt	-	-	5,106
Repayment of long-term debt	(25,773)	(22,109)	(23,185)
Deferred financing costs paid	-	-	(5,129)
Distribution to partners	(68,392)	(64,430)	(50,712)

Net cash (used in) provided by financing activities	(94,165)	(86,539)	(73,920)

Net change in cash and cash equivalents	(3,232)	(7,296)	6,943

Cash and cash equivalents - Beginning of year	16,074	23,370	16,427

Cash and cash equivalents - End of year	$12,842	$16,074	$23,370

Supplemental disclosure:
Cash payments for interest and commitment fees	$27,978	$28,894	$31,954
Schedule of non-cash activities:
Remeasurement of asset retirement obligation	$—	$—	$1,027

See accompanying notes to financial statements.

South Kent Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
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
The Partnership is controlled by its general partner, the GP, also a joint venture controlled by affiliates of Samsung and Pattern. As of December 31, 2017 and 2016, the Partnership’s ownership interests were distributed as follows:

	2017	2016
SRE SKW LP Holdings LP	49.99%	49.99%
Pattern Canada Finance Company ULC	49.99	49.99
South Kent Wind GP Inc.	0.02	0.02
Total	100.00%	100.00%
The Project
The Project is a 270 MW wind project consisting of 124 Siemens wind turbine generators located in the Regional Municipality of Chatham-Kent, Ontario. On March 28, 2014 the Project achieved the Commercial Operation Date (“COD”) and commenced commercial operations.
The Partnership has a power purchase agreement ("PPA") with the Independent Electricity System Operator (IESO) for a period of 20 years from the COD. The IESO oversees the wholesale electricity market, where the price of energy is determined. It also administers the rules that govern the market and, through an arm's-length market monitoring function, ensures that it is operated fairly and efficiently. The IESO is an agent among the market participants in Ontario and is neither exposed to, nor benefits from, any transactions. In such capacity, the IESO executes agreements to help the market meet the renewable energy mandates of the government of the Province of Ontario. There are approximately 70 electric distribution companies in Ontario, all of which have government mandates to purchase renewable energy. The PPA provides for guaranteed pricing from IESO that removes volatility caused by fluctuations in market rates. The Ontario government established the Global Adjustment (“GA”) which is designed to adjust consumer rates depending on the price of energy. The IESO establishes a monthly variable GA rate based on GA costs and Ontario electricity demand which effectively establishes a pass through mechanism to the consumer and eliminates the IESO's economic exposure to our contract price.

South Kent Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
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
In recording transactions and balances resulting from business operations, the Partnership uses estimates based on the best information available. Estimates are used for such items as accrued revenue, asset retirement obligation, valuation of derivative contracts and contingencies.
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
Trade receivables
The Partnership’s trade receivables are generated by selling energy in Ontario, Canada through the IESO as a settlement agent. The allowance for doubtful accounts, if needed, is computed based upon management’s estimates of uncollectible accounts. As of December 31, 2017 and 2016, the Partnership has no outstanding trade receivables.

South Kent Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
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
Impairment of long-lived assets
The Partnership periodically evaluates whether events have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Partnership uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. Through December 31, 2017, no impairment charges were recorded.
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
December 31, 2017, 2016 and 2015
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
Contingent liabilities
Contingent liabilities are recognized when: the Partnership has a present legal obligation as a result of past events; it is probable that an outflow of resources will be required to settle the obligation; and the amount can be reasonably estimated.
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
Revenue recognition
Revenue is recognized based upon the amount of electricity delivered or curtailed at rates specified under the contracts, assuming all other revenue recognition criteria are met. When curtailment revenue is earned, it is recorded as compensation for forgone revenue. The Partnership evaluates its PPA to determine whether it is in substance a lease or derivative and, if applicable, recognizes revenue pursuant to ASC 840, Leases and ASC 815, Derivatives and Hedging, respectively. As of December 31, 2017, the PPA was not considered a lease or a derivative instrument, as multiple market participants purchase the energy at market-based prices with IESO working as a settlement agent. As a result, revenue (including any revenue from the price guaranteed by IESO), is recognized on an accrual basis.
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
December 31, 2017, 2016 and 2015
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
Recent accounting pronouncements
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05). ASU 2017-05 is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance and is effective at the same time as ASU 2014-09. Further, the Partnership is required to adopt this guidance at the same time that it adopts the guidance in ASU 2014-09 which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (ASU 2014-09). The Partnership has assessed the future impact of this guidance on its financial statements and related disclosures and expects to adopt these updates beginning January 1, 2018. The adoption of ASU 2017-05 is not expected to have a material impact on its financial statements and related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, which creates FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (ASU 2014-09). The new standard replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the new standard is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the new standard requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The adoption of ASC 606 will not have material impact on the financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2016-13 is not expected to have a material impact on its financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities. ASU 2016-02 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Partnership is currently in the initial stages of evaluating the impact of the new standard on its accounting policies, processes and

South Kent Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

system requirements. The Partnership is also assessing the future accounting impact of this update on its financial statements and related disclosures as it applies to its PPA, land lease arrangements and other lease arrangements. As the Partnership progresses further in its analysis, the scope of this assessment could be expanded to review other types of contracts.

3	Restricted cash
The following table presents the components of restricted cash:

	December 31
	2017	2016
Completion reserve account	$1,982	$2,032
10% holdback account for contractors	-	25
Subtotal	1,982	2,057
Less: Current portion	(1,982)	(2,057)
Restricted cash, non-current	-	-
The amount in the completion reserve account is reserved to pay outstanding project costs specified during term conversion (note 6). Upon full payment of outstanding project costs, the remaining balance will be released from restricted cash.

4	Property, plant and equipment
The following is a summary of property, plant and equipment, at cost less accumulated depreciation, at:

	December 31,
	2017	2016
Power plant	$731,212	$731,212
Furniture, fixtures and equipment	501	501
Asset retirement obligation - asset	5,263	5,263
Capital spares	110	-
Subtotal	737,086	736,976
Less: Accumulated depreciation	(116,245)	(86,966)
	$620,841	$650,010
Depreciation expense of $29,279, $29,332 and $29,361 was charged to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, respectively.

South Kent Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

5	Intangible assets

	December 31,
	2017	2016
Beginning net book value	668	711
Amortization expense	(42)	(43)
Closing net book value	626	668

	December 31,
	2017	2016
Cost	1,438	1,438
Accumulated amortization	(812)	(770)
Net book value	626	668
Amortization expense of $42, $43 and $43 was charged to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, respectively.

6	Long-term debt
Upon achievement of the COD on March 28, 2014, and the construction facility converted to a term loan on August 28, 2014. On May 7, 2015, the Partnership amended the credit agreement to reduce the related interest rate to Canadian Dealer Offered Rate (CDOR) plus 1.625% per annum. A fee facility was added with a principal amount of $5,106 to cover all fees for the amendment. The modifications have resulted in a current effective interest rate of 3.175% with a maturity date of August 2021. In connection with the credit agreement, the Partnership entered into interest rate swaps that would fix the interest rate for 90% of the outstanding notional amount.
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
Terms and conditions of outstanding borrowings were as follows:

	As of December 31, 2017
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$615,941	$(11,391)	$604,550	3.175%	August 2021
Less: current portion	(26,819)	3,296	(23,523)
Net of current	$589,122	$(8,095)	$581,027

	As of December 31, 2016
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$641,714	$(14,817)	$626,897	2.565%	August 2021
Less: current portion	(25,773)	3,426	(22,347)
Net of current	$615,941	$(11,391)	$604,550

South Kent Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

Future maturities of long-term debt are as follows as of December 31, 2017:

2018	$26,819
2019	28,144
2020	29,974
2021	37,033
2022	34,900
Thereafter	459,071
$615,941
The following table presents a reconciliation of interest expense presented in the Partnerships’ statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Interest incurred	$28,051	$29,050	$31,954
Amortization of deferred financing costs	3,426	3,546	3,388
Interest expense	$31,477	$32,596	$35,342
Letters of credit facilities
On August 28, 2014, letters of credit of $40,600 and $12,000 were issued upon term conversion for a debt service reserve and operations and maintenance reserve, respectively, with a seven-year term. Funds, when and if drawn on the facility, accrue interest at 0.625% plus Prime Rate, and at the partners’ option, the rate can be converted to a rate of CDOR plus 1.625% per annum. In addition, the Partnership shall pay letter of credit fees on the basis of the undrawn amount of the facility at 1.625% per annum. As of December 31, 2017 and 2016, the letters of credit facility did not have an outstanding balance, and no amounts were drawn in 2017 and 2016. Letter of credit fees of $855, $857 and $1,015 were charged to other expense in the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, respectively.

7	Asset retirement obligation
The Partnership’s asset retirement obligation represents the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at the end of its estimated useful life.
The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation:

	December 31,
	2017	2016
Asset retirement obligation - Beginning of year	$6,153	$5,829
Accretion expense	340	324
Asset retirement obligation - End of year	$6,493	$6,153

8	Derivatives
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

South Kent Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

The following tables present the fair values of the Partnership's derivative instruments on a gross basis as reflected on the Partnership’s balance sheets:

	December 31, 2017		December 31, 2016
	Derivative liabilities		Derivative liabilities
	Current	Long-term	Current	Long-term
Fair value of undesignated derivatives:
Interest rate swaps	$6,415	$19,384	$11,397	$36,876
Total fair value	$6,415	$19,384	$11,397	$36,876
The following table summarizes the notional amounts of the Partnership's outstanding derivative instruments:

		December 31,
	Unit of measure	2017	2016
Undesignated derivative instruments
Interest rate swaps	CAD	$549,751	$572,947
The changes in the fair value of these swaps are recognized directly into earnings as follows:

	December 31,
	2017	2016	2015
Gains (losses) recognized in earnings	$22,474	$3,269	(18,428)

9	Fair value measurement
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
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

The Partnership’s financial assets (liabilities) which require fair value measurement on a recurring basis are classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3
December 31, 2017
Interest rate swaps	$-	$(25,799)	$-

December 31, 2016
Interest rate swaps	$-	$(48,273)	$-

10	Commitments and contingencies

1)	Commitments
Land Lease Agreements
The Partnership has entered into various long-term land lease agreements. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of energy delivered revenues, varying by lease.
Lease payments, including amortization of the lease option, of $2,392, $2,949 and $3,253 were charged to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, respectively.
The future payments related to these leases as of December 31, 2017 are as follows:

2018	$4,144
2019	4,161
2020	4,180
2021	4,198
2022	4,220
Thereafter	48,353
Total	$69,256
Service and Maintenance Agreement
The Partnership has entered into service and maintenance agreements with Siemens to provide and carry out turbine maintenance and service activities for the Project until April 2020. Based on the terms of the agreements, Siemens shall be entitled to receive a daily base fee per turbine that may be subject to periodic price adjustments for inflation, over the terms of the agreements. As of December 31, 2017, outstanding commitments with Siemens were $1,629, including an estimated annual price adjustment for inflation of 2%, where applicable, payable over the full term of the agreement.

2)	Contingencies
Community Fund Agreement
On April 17, 2013, the GP, in its capacity as general partner and on behalf of the Partnership, entered into the South Kent Wind Community Fund Agreement with Chatham-Kent Community Foundation, in which the Partnership committed to twenty annual contributions of $500 plus an initial contribution of $1,000. The remaining payments are recorded as a contingent liability in the amount of $8,000.
Turbine Availability Warranty
The Partnership has a turbine availability warranty from its turbine manufacturer. Pursuant to the warranty, if a turbine operates at less than minimum availability during the warranty period, the turbine manufacturer is obligated to pay, as liquidated damages,

South Kent Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

an amount for each percent that the turbine operates below the minimum availability threshold. In addition, if a turbine operates at more than a specified availability during the warranty period, the Partnership has an obligation to pay a bonus to the turbine manufacturer. As of December 31, 2017, the Partnership recorded a liability of $41 associated with bonuses payable to the turbine manufacturer.

11	Related party transactions
The Partnership is controlled by the GP, which is jointly controlled by Samsung and Pattern in accordance with the terms of the Shareholder Agreement. Certain terms of the Samsung Pattern Joint Venture Wind Development Agreement, entered into between Samsung and an affiliate of PRHC on July 27, 2010, directed the responsibilities of Samsung and PRHC for the Project.
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
$1,491, $1,469 and $1,446 were charged to the project expense in the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, respectively.

b)	Project Administration Agreement (PAA)
On March 8, 2013, the Partnership entered into the PAA with SRE Wind PA LP (PA), which is 100% owned by Samsung to supply project administrative services.
$523, $516 and $507 were invoiced to the Partnership for the years ended December 31, 2017, 2016 and 2015, respectively, and expensed as general and administrative expense in the statements of operations and comprehensive income (loss).

c)	The Partnership recorded the following balances with related parties:

	2017	2016
Related party payable to Pattern Operators Canada ULC	$168	$144
Related party payable to SRE Wind PA LP	49	49
	$217	$193

12	Subsequent events
The Partnership declared distributions to partners in the amount of $12,282 on February 14, 2018.

Grand Renewable Wind LP
Financial Statements
in accordance with accounting principles
generally accepted in the United States of
America (U.S. GAAP)

December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

Grand Renewable Wind LP

February 20, 2018
Report of Independent Registered Public Accounting Firm
To the Board of Directors of Grand Renewable Wind LP
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Grand Renewable Wind LP (the Partnership) as of December 31, 2017 and December 31, 2016, and the related statements of operations and comprehensive income, statement of changes in partners’ equity, and statement of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and December 31, 2016, and its results of operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America (US GAAP).
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
We have served as the Partnership's auditor since 2011.

PricewaterhouseCoopers LLP PwC Tower, 18 York Street, Suite 2600, Toronto, Ontario, Canada M5J 0B2
T: +1 416 863 1133, F: +1 416 365 8215, www.pwc.com/ca
“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

Grand Renewable Wind LP
Balance Sheets
As of December 31, 2017 and 2016
(In thousands of Canadian Dollars)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,563	$3,673
Restricted cash (note 3)	4,336	4,334
Accrued revenue (note 2)	11,043	11,085
Other current assets	312	348
Total current assets	18,254	19,440

Property, plant and equipment - net of accumulated depreciation of $53,439 and $36,060 in 2017 and 2016, respectively (note 4)	379,850	397,105
Intangible assets - net of accumulated amortization of $258 and $174 in 2017 and 2016, respectively (note 5)	1,414	1,498
Total assets	$399,518	$418,043

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,785	$1,865
Accounts payable and other accrued liabilities - related parties (note 11)	355	329
Current portion of long-term debt, net of financing costs of $1,356 and $1,413 in 2017 and 2016, respectively (notes 2 and 6)	16,015	13,125
Derivative liabilities, current (note 8)	4,811	7,767
Other current liabilities (note 10)	603	524
Total current liabilities	23,569	23,610

Long-term debt, net of financing costs of $4,287 and $5,643 in 2017 and 2016, respectively (notes 2 and 6)	333,116	349,132
Derivative liabilities (note 8)	35,756	46,260
Asset retirement obligation (note 7)	2,992	2,809
Total liabilities	395,433	421,811

Commitments and contingencies (note 10)

Equity:
Partners’ capital	8,350	28,230
Accumulated net loss	8,148	(5,896)
Accumulated other comprehensive loss	(12,413)	(26,102)
Total partners’ equity	4,085	(3,768)
Total liabilities and equity	$399,518	$418,043

See accompanying notes to financial statements.

Grand Renewable Wind LP
Statements of Operations and Comprehensive Income
For the years ended December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

	2017	2016	2015
Revenue (note 2):
Energy delivered	$39,693	$44,353	$56,138
Compensation for forgone energy	24,866	19,172	5,227
Other revenue	712	713	1,046
Total revenue	65,272	64,238	62,411

Cost of revenue:
Project expenses	8,780	8,270	8,179
Project expenses - related parties (note 11)	1,277	1,258	1,244
Depreciation, amortization and accretion	17,562	17,545	17,498
Total cost of revenue	27,619	27,073	26,921

Gross profit	37,653	37,165	35,490

Operating expenses:
General and administrative	1,015	1,125	1,546
General and administrative - related parties (note 11)	419	412	406
Total operating expenses	1,434	1,537	1,952

Operating income	36,219	35,628	33,538

Other (expense) income:
Interest expense (note 6)	(21,079)	(21,648)	(21,958)
Unrealized loss on derivatives (note 8)	(230)	(7,253)	(3,354)
Other (expense) income, net	(867)	(883)	(434)
Total other expense	(22,176)	(29,784)	(25,746)

Net income	14,044	5,844	7,792

Other comprehensive income (loss):
Derivative activity (notes 8 and 10):
Effective portion of change in fair value of derivatives	6,121	(826)	(14,397)
Reclassifications to net income (loss)	7,568	8,582	8,320
Total change in effective portion of change in fair market value of derivatives	13,689	7,756	(6,077)
Comprehensive income	$27,733	$13,600	$1,715

See accompanying notes to financial statements.

Grand Renewable Wind LP
Statements of Changes in Partners’ Equity
For the years ended December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

	Partners’ capital	Accumulated net income (loss)	Accumulated other comprehensive loss	Total
Balance at January 1, 2015	$67,990	$(19,532)	$(27,781)	$20,677
Cash distribution	(20,310)	—	—	(20,310)
Other comprehensive loss	—	—	(6,077)	(6,077)
Net income	—	7,792	—	7,792
Balance at December 31, 2015	47,680	(11,740)	(33,858)	2,082
Cash distribution	(19,450)	—	—	(19,450)
Other comprehensive loss	—	—	7,756	7,756
Net income	—	5,844	—	5,844
Balance at December 31, 2016	28,230	(5,896)	(26,102)	(3,768)
Cash distribution	(19,880)	—	—	(19,880)
Other comprehensive income	—	—	13,689	13,689
Net income	—	14,044	—	14,044
Balance at December 31, 2017	$8,350	$8,148	$(12,413)	$4,085
See accompanying notes to financial statements.

Grand Renewable Wind LP
Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$14,044	$5,844	$7,792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Unrealized loss on derivatives	230	7,253	3,354
Depreciation, amortization and accretion	17,646	17,628	17,582
Amortization of deferred financing costs	1,413	1,248	1,593
Interest expense added on principal	—	—	5,832
Changes in assets and liabilities, net:
Accrued revenue	42	(1,855)	(5,732)
Sales tax recoverable	—	—	6,586
Accounts payable and other accrued liabilities	(28)	(4,546)	(15,460)
Other, net	87	210	(1,963)
Net cash provided by (used in) operating activities	33,434	25,782	19,584

Cash flows from investing activities:
Capital expenditures	(125)	(2,240)	(18,082)
Decrease in restricted cash	15	8,124	8,039
Increase in restricted cash	(16)	(17)	(14,252)
Net cash provided by (used in) investing activities	(126)	5,867	(24,295)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	39,968
Repayment of long-term debt	(14,538)	(13,897)	(12,172)
Distribution to partners	(19,880)	(19,450)	(20,310)
Net cash (used in) provided by financing activities	(34,418)	(33,347)	7,486

Net change in cash and cash equivalents	(1,110)	(1,697)	2,775
Cash and cash equivalents - Beginning of year	3,673	5,371	2,596
Cash and cash equivalents - End of year	$2,563	$3,673	$5,371

Supplemental disclosure:
Cash payments for interest and commitment fees	$19,615	$20,291	$16,218

Schedule of non-cash activities:
Remeasurement of asset retirement obligation	$—	$—	$598
See accompanying notes to financial statements.

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
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
The Partnership is controlled by its general partner, the GP, also a joint venture controlled by affiliates of Samsung and Pattern. The Partnership’s ownership interests were distributed as follows:

	December 31,
	2017	2016
SRE GRW LP Holdings LP	44.99%	44.99%
Pattern Canada Finance Company ULC	44.99	44.99
Six Nations of the Grand River	10.00	10.00
Grand Renewable Wind GP Inc.	0.02	0.02
Total	100.00%	100.00%
The Project
The Project is a 149 MW wind project consisting of 67 Siemens wind turbine generators located in Haldimand County, Ontario. On December 9, 2014 the Project achieved the Commercial Operation Date (“COD”) and commenced commercial operations.
The Partnership has a power purchase agreement ("PPA") with the Independent Electricity System Operator (“IESO”) for a period of 20 years from the COD. The IESO oversees the wholesale electricity market, where the price of energy is determined. It also administers the rules that govern the market and, through an arm's-length market monitoring function, ensures that it is operated fairly and efficiently. The IESO is an agent among the market participants in Ontario and is neither exposed to, nor

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

benefits from, any transactions. In such capacity, the IESO executes agreements to help the market meet the renewable energy mandates of the government of the Province of Ontario. There are approximately 70 electric distribution companies in Ontario, all of which have government mandates to purchase renewable energy. The PPA provides for guaranteed pricing from IESO that removes volatility caused by fluctuations in market rates. The Ontario government established the Global Adjustment (“GA”) which is designed to adjust consumer rates depending on the price of energy. The IESO establishes a monthly variable GA rate based on GA costs and Ontario electricity demand which effectively establishes a pass through mechanism to the consumer and eliminates the IESO's economic exposure to our contract price.
A 100 MW solar facility developed by an affiliate of Samsung is sharing the usage and ownership of the transmission line and substation. The Project connected to the Ontario transmission grid by way of a 20 km transmission line sited in the municipal road allowance.

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
In recording transactions and balances resulting from business operations, the Partnership uses estimates based on the best information available. Estimates are used for such items as accrued revenue, asset retirement obligation, valuation of long-term derivative contracts and contingencies.
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

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

Cash and cash equivalents
Cash and cash equivalents include cash on hand, deposits held at call with banks and other short-term highly liquid investments with original maturities of three months or less.
Restricted cash
Restricted cash mainly consists of cash reserves required under the Partnership’s loan agreements (note 3).
Trade receivables
The Partnership’s trade receivables are generated by selling energy in Ontario, Canada through the IESO as a settlement agent. The allowance for doubtful accounts, if needed, is computed based upon management’s estimates of uncollectible accounts. As of December 31, 2017 and 2016, the Partnership has no outstanding trade receivables.
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
Impairment of long-lived assets
The Partnership periodically evaluates whether events have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets, or render them not recoverable. If such circumstances arise, the

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

Partnership uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. Through December 31, 2017, no impairment charges were recorded.
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
Contingent liabilities
Contingent liabilities are recognized when: the Partnership has a present legal obligation as a result of past events; it is probable that an outflow of resources will be required to settle the obligation; and the amount can be reasonably estimated.
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

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

Revenue recognition
Revenue is recognized based upon the amount of electricity delivered or curtailed at rates specified under the contracts, assuming all other revenue recognition criteria are met. When curtailment revenue is earned, it is recorded as compensation for forgone revenue. The Partnership evaluates its PPA to determine whether it is in substance a lease or derivative and, if applicable, recognizes revenue pursuant to ASC 840 Leases and ASC 815 Derivatives and Hedging, respectively. As of December 31, 2017, the PPA was not considered a lease or a derivative instrument, as multiple market participants purchase the energy at market-based prices with IESO working as a settlement agent. As a result, revenue (including any revenue from the price guaranteed by IESO), is recognized on an accrual basis.
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
Recent accounting pronouncements
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05). ASU 2017-05 is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance and is effective at the same time as ASU 2014-09. Further, the Partnership is required to adopt this guidance at the same time that it adopts the guidance in ASU 2014-09 which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (ASU 2014-09). The Partnership has assessed the future impact of this guidance on its financial statements and related disclosures and expects to adopt these updates beginning January 1, 2018. The adoption of ASU 2017-05 is not expected to have a material impact on its financial statements and related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, which creates FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (ASU 2014-09). The new standard replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the new standard is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the new standard requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The adoption of ASC 606 will not have material impact on the financial statements.

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2016-13 is not expected to have a material impact on its financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities. ASU 2016-02 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Partnership is currently in the initial stages of evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Partnership is also assessing the future accounting impact of this update on its financial statements and related disclosures as it applies to its PPA, land lease arrangements and other lease arrangements. As the Partnership progresses further in its analysis, the scope of this assessment could be expanded to review other types of contracts.

3	Restricted cash
The following table presents the components of restricted cash:

	December 31,
	2017	2016
Completion reserve account	$4,336	$4,334
Subtotal	4,336	4,334
Less: Current portion	(4,336)	(4,334)
Restricted cash, non-current	$—	$—
The amount in the completion reserve account is reserved to pay outstanding project costs specified during term conversion (note 6). Upon full payment of outstanding project costs, the remaining balance will be released from restricted cash.

4	Property, plant and equipment
The following is a summary of property, plant and equipment, at cost less accumulated depreciation, at:

	December 31,
	2017	2016
Power plant	$430,421	$430,421
Furniture, fixtures and equipment	281	281
Asset retirement obligation - asset	2,463	2,463
Capital spares	124	—
Subtotal	433,289	433,165
Less: Accumulated depreciation	(53,439)	(36,060)
	$379,850	$397,105
Depreciation expense of $17,379, $17,373 and $17,337 was charged to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, respectively.

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

5	Intangible assets

	December 31,
	2017	2016
Beginning net book value	$1,498	$1,581
Amortization expense	(84)	(83)
Closing net book value	$1,414	$1,498

	December 31,
	2017	2016
Cost	$1,672	$1,672
Accumulated amortization	(258)	(174)
Net book value	$1,414	$1,498
Amortization expense of $84, $83, and $84 was charged as a reduction to revenue in the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, respectively.

6	Long-term debt
Upon achievement of the COD in December 2014, the construction facility converted to term loan on July 29, 2015. The loan matures on July 29, 2022. In connection with the financing agreement, the Partnership entered into interest rate swaps on 90% of the loan commitment.
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
Terms and conditions of outstanding borrowings were as follows:

	As of December 31, 2017
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$354,774	$(5,643)	$349,131	3.80%	July 2022
Less: current portion	(17,371)	1,356	(16,015)
Net of current	$337,403	$(4,287)	$333,116

	As of December 31, 2016
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$369,313	$(7,056)	$362,257	3.19%	July 2022
Less: current portion	(14,538)	1,413	(13,125)
Net of current	$354,775	$(5,643)	$349,132

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

Future maturities of long-term debt are as follows as of December 31, 2017:

2018	$17,371
2019	18,418
2020	19,525
2021	19,680
2022	17,901
Thereafter	261,880
$354,775
The following table presents a reconciliation of interest expense presented in the Partnerships’ statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Interest incurred	$19,666	$20,400	$20,023
Commitment fees incurred	—	—	342
Amortization of deferred financing costs	1,413	1,248	1,593
Interest expense	$21,079	$21,648	$21,958
Letters of credit facilities
On July 29, 2015, letters of credit of $24,000, $8,000 and $5,000 were issued upon term conversion for a debt service reserve, operations and maintenance reserve, and decommissioning reserve, respectively, with a seven-year term. Funds, when and if drawn on the facility, accrue interest at 1.25% plus Prime Rate, and at the partners’ option, the rate can be converted to a rate of CDOR plus 2.25% per annum. In addition, the Partnership shall pay letter of credit fees on the basis of the undrawn amount of the facility at 2.25% per annum. As of December 31, 2017, the letters of credit facility did not have an outstanding balance, and no amounts were drawn in 2017. Letter of credit fees of $832 and $835 were charged to other expense in the statements of operations and comprehensive income (loss) for the year ended December 31, 2017 and 2016, respectively.

7	Asset retirement obligation
The Partnership’s asset retirement obligation represents the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at the end of its estimated useful life.
The following table presents a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation:

	December 31,
	2017	2016
Asset retirement obligation - Beginning of year	$2,809	$2,637
Accretion expense	183	172
Asset retirement obligation - End of year	$2,992	$2,809

8	Derivatives
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

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

The following tables present the fair values of the Partnership's derivative instruments on a gross basis as reflected on the Partnership’s balance sheets:

	December 31, 2017		December 31, 2016
	Derivative liabilities		Derivative liabilities
	Current	Long-term	Current	Long-term
Fair value of designated derivatives:
Interest rate swaps	$4,811	$7,601	$7,767	$18,335

Fair value of undesignated derivatives:
Interest rate swaps	$—	$28,155	$—	$27,925
Total fair value	$4,811	$35,756	$7,767	$46,260
The following table summarizes the notional amounts of the Partnership's outstanding derivative instruments:

		December 31
	Unit of measure	2017	2016
Designated derivative instruments
Interest rate swaps	CAD	$321,998	$335,082
The following table presents losses on derivative contracts designated and qualifying as cash flow hedges recognized in accumulated other comprehensive loss, as well as, losses on other derivative contracts and amounts reclassified to earning for the following periods:

		December 31
	Description	2017	2016	2015
Income (losses) recognized in accumulated OCL	Effective portion	$13,689	$7,756	$(6,077)
Losses recognized in earnings on other derivative contracts	Effective portion	$(230)	$(7,253)	$(3,354)
Losses reclassified from accumulated OCL into interest expense	Derivative settlements	$(7,568)	$(8,582)	$(8,320)
No ineffectiveness was recorded on these swaps for the years ended December 31, 2017 and 2016. The Partnership estimates that $5,868 in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months.

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

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

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
The Partnership’s financial assets (liabilities) which require fair value measurement on a recurring basis are classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3
December 31, 2017
Interest rate swaps	$—	$(40,568)	$—
December 31, 2016
Interest rate swaps	$—	$(54,027)	$—

10	Commitments and contingencies

1)	Commitments
Land Lease Agreements
The Partnership has entered into various long-term land lease agreements. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of energy delivered revenues, varying by lease.
Lease payments, including amortization of the lease option, of $1,719, $1,936 and $1,864 were charged to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015, respectively.
The future payments related to these leases as of December 31, 2017 are as follows:

2018	$1,877
2019	1,915
2020	1,953
2021	1,992
2022	2,031
Thereafter	30,402
Total	$40,170
Service and Maintenance Agreement
The Partnership has entered into service and maintenance agreements with Siemens to provide and carry out turbine maintenance and service activities for the Project until January 2021. Based on the terms of the agreements, Siemens shall be entitled to receive a daily base fee per turbine that may be subject to periodic price adjustments for inflation, over the terms of the agreements. As of December 31, 2017, outstanding commitments with Siemens were $4,180, including an estimated annual price adjustment for inflation of 2%, where applicable, payable over the full term of the agreement.

2)	Contingencies
Community Vibrancy Fund

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

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
Turbine Availability Warranty
The Partnership has a turbine availability warranty from its turbine manufacturer. Pursuant to the warranty, if a turbine operates at less than minimum availability during the warranty period, the turbine manufacturer is obligated to pay, as liquidated damages, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, if a turbine operates at more than a specified availability during the warranty period, the Partnership has an obligation to pay a bonus to the turbine manufacturer. As of December 31, 2017, the Partnership recorded a liability of $436 associated with bonuses payable to the turbine manufacturer.

11	Related party transactions
The Partnership is controlled by the GP, which is jointly controlled by Samsung and Pattern in accordance with the terms of the Shareholder Agreement. Certain terms of the Samsung and Pattern Joint Venture Wind Development Agreement, entered into between Samsung and an affiliate of PRHC on July 27, 2010, directed the responsibilities of Samsung and PRHC for the Project.
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
The amounts of $1,225, $1,206 and $1,187 were invoiced to the Partnership for the years ended December 31, 2017, 2016 and 2015, respectively, which were charged to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The amounts of $52, $52 and $57 were charged to the statements of operations and comprehensive income for the years ended December 31, 2017, 2016 and 2015, respectively.

b)	Engineering Procurement and Construction Contract (EPC contract)
Transmission Line EPC
On September 13, 2013, the Partnership entered into TL EPC contract with Grand Renewable Solar LP, and SRE GRW EPC LP, which is 100% owned by Samsung to build the transmission line, and $0 and $(1) were capitalized to property, plant and equipment on the balance sheets as of December 31, 2017 and 2016, respectively.

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2017, 2016 and 2015
(In thousands of Canadian Dollars)

c)	Project Administration Agreement (PAA)
On September 13, 2013, the Partnership entered into PAA with SRE Wind PA LP (PA), which is 100% owned by Samsung to receive project administrative services.
$419, $412 and $406 were charged to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, respectively.

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

e)	The Partnership recorded the following balances with related parties:

	2017	2016
Related party payable to Pattern Operators Canada ULC	$276	$290
Related party payable to SRE Wind PA LP	79	39
	$355	$329

12	Subsequent events
The Partnership declared distributions to partners in the amount of $2,100 on February 14, 2018.

SP Armow Wind Ontario LP
Financial Statements
in accordance with accounting principles
generally accepted in the United States of
America (U.S. GAAP)

As of December 31, 2017 and 2016, and
for the year ended December 31, 2017
and for the period from October 18 to December 31, 2016
(In thousands of Canadian Dollars)

SP Armow Wind Ontario LP

February 20, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors of SP Armow Wind Ontario LP
Opinion on the Financial Statements
We have audited the accompanying balance sheets of SP Armow Wind Ontario LP (the Partnership) as of December 31, 2017 and December 31, 2016, and the related statements of operations and comprehensive income, statement of changes in partners' equity, and statement of cash flows for the year ended December 31, 2017 and for the period from October 18, 2016 to December 31, 2016, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and December 31, 2016, and its results of operations and its cash flows for the period ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016 in conformity with accounting principles generally accepted in the United States of America (US GAAP).
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
We have served as the Partnership's auditor since 2011.

PricewaterhouseCoopers LLP PwC Tower, 18 York Street, Suite 2600, Toronto, Ontario, Canada M5J 0B2
T: +1 416 863 1133, F: +1 416 365 8215, www.pwc.com/ca
“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

SP Armow Wind Ontario LP
Balance Sheet
As of December 31, 2017 and December 31, 2016

(In thousands of Canadian Dollars)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,685	$21,856
Restricted cash (note 3)	10	814
Accrued revenue (note 2)	12,935	13,115
Other current assets	1,406	1,457
Total current assets	25,036	37,242

Restricted cash (note 3)	3,172	7,086
Property, plant and equipment - net of accumulated depreciation of $45,627 and $23,724 in 2017 and 2016, respectively (note 4)	501,405	522,867
Other assets	872	923
Total assets	$530,485	$568,118

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,440	$3,642
Accounts payable and other accrued liabilities - related parties (note 10)	183	374
Current portion of long-term debt, net of financing costs of $1,338 and $1,381 in 2017 and 2016, respectively (notes 2 and 5)	18,972	6,020
Contingent liabilities (note 9)	579	446
Derivative liabilities, current (note 7)	3,703	7,357
Other current liabilities	1,938	1,959
Total current liabilities	27,815	19,798

Long-term debt, net of financing costs of $5,142 and $6,480 in 2017 and 2016, respectively (notes 2 and 5)	484,681	503,653
Derivative liabilities (note 7)	22,338	35,555
Asset retirement obligation (note 6)	5,274	5,023
Total liabilities	540,108	564,029

Commitments and contingencies (note 9)

Equity:
Partners’ capital	(49,840)	13,567
Accumulated net income	66,258	33,434
Accumulated other comprehensive loss	(26,041)	(42,912)
Total partners’ equity	(9,623)	4,089
Total liabilities and equity	$530,485	$568,118
See accompanying notes to financial statements.

SP Armow Wind Ontario LP
Statement of Operations and Comprehensive Income
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016

(In thousands of Canadian Dollars)

	2017	2016
Revenue (note 2):
Energy delivered	$55,718	$16,498
Compensation for forgone energy	34,284	6,473
Other revenue	1,014	300
Total revenue	91,016	23,271

Cost of revenue:
Project expenses	9,633	2,040
Project expenses - related parties (note 10)	1,377	277
Depreciation, amortization and accretion	22,153	4,544
Total cost of revenue	33,163	6,861
Gross profit	57,853	16,410

Operating expenses:
General and administrative	1,147	237
General and administrative - related parties (note 10)	413	83
Total operating expenses	1,560	320
Operating income	56,293	16,090

Other expense:
Interest expense (note 5)	(22,838)	(4,898)
Other expense, net	(631)	(148)
Total other expense	(23,469)	(5,046)
Net income	32,824	11,044

Other comprehensive income:
Derivative activity (notes 7 and 8):
Effective portion of change in fair value of derivatives	9,191	17,064
Reclassifications to net income	7,680	2,154
Total change in effective portion of change in fair market value of derivatives	16,871	19,218
Comprehensive income	$49,695	$30,262

See accompanying notes to financial statements.

SP Armow Wind Ontario LP
Statement of Changes in Partners’ Equity
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016

(In thousands of Canadian Dollars)

	Partners’ capital	Accumulated net income	Accumulated other comprehensive loss	Total
Balance at October 18, 2016	$25,020	$22,390	$(62,130)	$(14,720)
Other comprehensive income	—	—	19,218	19,218
Net income	—	11,044	—	11,044
Cash distribution	(11,453)	—	—	(11,453)
Balance at December 31, 2016	$13,567	$33,434	$(42,912)	$4,089
Other comprehensive income	—	—	16,871	16,871
Net income	—	32,824	—	32,824
Cash distribution	(63,407)	—	—	(63,407)
Balance at December 31, 2017	$(49,840)	$66,258	$(26,041)	$(9,623)

See accompanying notes to financial statements.

SP Armow Wind Ontario LP
Statement of Cash Flows
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016

(In thousands of Canadian Dollars)

	2017	2016
Cash flows from operating activities:
Net income	$32,824	$11,044
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	22,153	4,544
Amortization of deferred financing costs	1,381	285
Changes in assets and liabilities, net:
Accrued revenue	181	(2,654)
Accounts payable and other accrued liabilities	(487)	424
Other, net	81	(4,869)
Net cash provided by operating activities	56,133	8,774

Cash flows from investing activities:
Capital expenditures	(441)	(326)
Net changes in sales taxes recoverable and accounts payable and other accrued liabilities related to investing activities	(773)	(851)
Decrease in restricted cash	4,835	458
Increase in restricted cash	(117)	—
Net cash used in investing activities	3,504	(719)

Cash flows from financing activities:
Repayment of long-term debt	(7,401)	—
Distribution to partners	(63,407)	(11,453)
Net cash used in financing activities	(70,808)	(11,453)

Net change in cash and cash equivalents	(11,171)	(3,605)
Cash and cash equivalents - Beginning of the period	21,856	25,254
Cash and cash equivalents - End of the period	$10,685	$21,856

Supplemental non-cash activities disclosure:
Effective portion of change in fair value of derivatives	$(9,191)	$—

Supplemental cash activities disclosure:
Cash payments for interest	$21,478	$7,482
See accompanying notes to financial statements.

SP Armow Wind Ontario LP
Notes to Financial Statements
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016
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
The Partnership is controlled by its general partner, the GP, also a joint venture controlled by affiliates of Samsung and Pattern. As of December 31, 2017 and 2016, the Partnership’s ownership interests were distributed as follows:

	2017	2016
SRE Armow LP Holdings LP	49.99%	49.99%
Pattern Canada Finance Company ULC	49.99%	49.99%
SP Armow Wind Ontario GP Inc.	0.02%	0.02%
	100.00%	100.00%
The Project
The Project is a 179 MW wind project consisting of 91 Siemens wind turbine generators located in Haldimand County, Ontario. On December 7, 2015 the Project achieved the Commercial Operation Date (“COD”) and commenced commercial operations.
The Partnership has a power purchase agreement ("PPA") with the Independent Electricity System Operator (“IESO”) for a period of 20 years from the COD. The IESO oversees the wholesale electricity market, where the price of energy is determined. It also administers the rules that govern the market and, through an arm's-length market monitoring function, ensures that it is operated fairly and efficiently. The IESO is an agent among the market participants in Ontario and is neither exposed to, nor benefits from, any transactions. In such capacity, the IESO executes agreements to help the market meet the renewable energy mandates of the government of the Province of Ontario. There are approximately 70 electric distribution companies in Ontario, all of which have government mandates to purchase renewable energy. The PPA provides for guaranteed pricing from IESO that removes volatility caused by fluctuations in market rates. The Ontario government established the Global Adjustment (“GA”) which is designed to adjust consumer rates depending on the price of energy. The IESO establishes a monthly variable GA rate based on GA costs and Ontario electricity demand which effectively establishes a pass through mechanism to the consumer and eliminates the IESO's economic exposure to our contract price.

2	Summary of significant accounting policies
The principal accounting policies applied in the preparation of these financial statements are set out below. These policies have been consistently applied to the period presented, unless otherwise stated.

SP Armow Wind Ontario LP
Notes to Financial Statements
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016
(In thousands of Canadian Dollars)

Basis of presentation
In accordance with Rule 3-09 of Regulation S-X, full financial statements of significant equity investments are required to be presented in the annual report of the investor. For purposes of S-X 3-09, the investee’s separate annual financial statements should only depict the period of the fiscal year in which it was accounted for by the equity method by the investor. On Oct 17, 2016, Pattern purchased its interest in the partnership. Accordingly, the accompanying financial statements have been prepared for the year ended December 31, 2017 and the comparatives financial statements have been prepared for the period from October 18, 2016 to December 31, 2016 (stub period).
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
In recording transactions and balances resulting from business operations, the Partnership uses estimates based on the best information available. Estimates are used for such items as accrued revenue, asset retirement obligation, valuation of derivative contracts and contingencies.
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
Cash and cash equivalents
Cash and cash equivalents include cash on hand, deposits held on call with banks and other short-term highly liquid investments with original maturities of three months or less.
Restricted cash
Restricted cash consists of cash reserves required under the Partnership’s loan agreements and security deposits required to collateralize commercial bank letter of credit facilities related primarily to a power purchase agreement (PPA) and road use agreements (note 3).

SP Armow Wind Ontario LP
Notes to Financial Statements
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016
(In thousands of Canadian Dollars)

Trade receivables
The Partnership’s trade receivables are generated by selling energy in Ontario, Canada through the IESO as a settlement agent. The allowance for doubtful accounts, if needed, is computed based upon management’s estimates of uncollectible accounts. As of December 31, 2017 and 2016, the Partnership has no outstanding trade receivables.
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
Impairment of long-lived assets
The Partnership periodically evaluates whether events have occurred that would require revision of the remaining useful life of equipment and improvements or render them not recoverable. If such circumstances arise, the Partnership uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. Through December 31, 2017, no impairment charges were recorded.
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

SP Armow Wind Ontario LP
Notes to Financial Statements
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016
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
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss (OCI or OCL). Changes in the fair value of these derivatives are subsequently reclassified into earnings in the period the hedged transaction affects earnings. The ineffective portion of changes in fair value is recorded as a component of net income (loss) in the statements of operations and comprehensive income (loss).
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
Contingent liabilities
Contingent liabilities are recognized when: the Partnership has a present legal obligation as a result of past events; it is probable that an outflow of resources will be required to settle the obligation; and the amount can be reasonably estimated.
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
Revenue recognition
Revenue is recognized based upon the amount of electricity delivered or curtailed at rates specified under the contracts, assuming all other revenue recognition criteria are met. When curtailment revenue is earned it is recorded as compensation for forgone revenue. The Partnership evaluates its PPA to determine whether it is in substance a lease or derivative and, if applicable, recognizes revenue pursuant to ASC 840 Leases and ASC 815 Derivatives and Hedging, respectively. As of December 31, 2017, the PPA was not considered a lease or a derivative instrument, as multiple market participants purchase the energy at market-based prices with IESO working as a settlement agent. As a result, revenue (including any revenue from the price guaranteed by IESO), is recognized on an accrual basis.
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

SP Armow Wind Ontario LP
Notes to Financial Statements
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016
(In thousands of Canadian Dollars)

Comprehensive income
Comprehensive income (loss) consists of net income and other comprehensive loss. Other comprehensive loss is included in accumulated other comprehensive loss in the accompanying statements of changes in partners’ equity.
Recent accounting pronouncements
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05). ASU 2017-05 is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance and is effective at the same time as ASU 2014-09. Further, the Partnership is required to adopt this guidance at the same time that it adopts the guidance in ASU 2014-09 which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (ASU 2014-09). The Partnership has assessed the future impact of this guidance on its financial statements and related disclosures and expects to adopt these updates beginning January 1, 2018. The adoption of ASU 2017-05 is not expected to have a material impact on its financial statements and related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, which creates FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (ASU 2014-09). The new standard replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the new standard is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the new standard requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The adoption of ASC 606 will not have material impact on the financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2016-13 is not expected to have a material impact on its financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities. ASU 2016-02 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Partnership is currently in the initial stages of evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Partnership is also assessing the future accounting impact of this update on its financial statements and related disclosures as it applies to its PPA, land lease arrangements and other lease arrangements. As the Partnership progresses further in its analysis, the scope of this assessment could be expanded to review other types of contracts.

SP Armow Wind Ontario LP
Notes to Financial Statements
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016
(In thousands of Canadian Dollars)

3	Restricted cash
The following table presents the components of restricted cash:

	December 31,
	2017	2016
Completion reserve account	$3,172	$5,086
Security deposits for letters of guarantee	10	2,010
10% holdback account for contractors	—	804
Subtotal	3,182	7,900
Less: Current portion	(10)	(814)
Restricted cash, non-current	$3,172	$7,086
The amount completion reserve account is reserved to pay outstanding project costs specified during term conversion. Upon full payment of outstanding project costs, the remaining balance will be released from restricted cash.
The Partnership maintains term deposits that are restricted as security for the letters of guarantee. $5,400 was provided to the IESO as the security deposit under the PPA in 2014, and $69 was additionally provided to the IESO for electricity use in 2015. These amounts were released during 2016. The Partnership also provided $2,000 to the Municipality of Kincardine and $50 to the County of Bruce as the security deposits for road use in 2014. The security deposit of $50 was reduced to $10 in 2016.
The 10% holdback account relates to amounts withheld from payments to contractors in compliance with local regulations, which will be released to contractors when specific performance conditions are substantially met.

4	Property, plant and equipment
The following is a summary of property, plant and equipment, at cost less accumulated depreciation, at:

	December 31,
	2017	2016
Power plant	$542,095	$541,654
Machinery and equipment	169	169
Asset retirement obligation – asset	4,768	4,768
Subtotal	547,032	546,591
Less: Accumulated depreciation	(45,627)	(23,724)
	$501,405	$522,867
Depreciation expense of $21,903 and $4,494 was charged to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017 and the stub period, respectively.

5	Long-term debt
Upon achievement of the COD in December 2015, the construction facility converted to term loan on May 20, 2016. The loan matures on May 20, 2023. In connection with the financing agreement, the Partnership entered into interest rate swaps on 90% of the loan commitment.
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

SP Armow Wind Ontario LP
Notes to Financial Statements
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016
(In thousands of Canadian Dollars)

covenants. All of the limited and general partners and shareholders of general partners pledged shares of partnership units or common stock owned as collateral for the loan.
Terms and conditions of outstanding borrowings were as follows:

As of December 31, 2017
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$510,133	$(6,480)	$503,653	3.035%	May 20, 2023
Less: current portion	(20,310)	1,338	(18,972)
Net of current	$489,823	$(5,142)	$484,681

As of December 31, 2016
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$517,534	$(7,861)	$509,673	2.525%	May 20, 2023
Less: current portion	(7,401)	1,381	(6,020)
Net of current	$510,133	$(6,480)	$503,653
The following are the amounts due for long-term debt as of December 31, 2017:

2018	$20,310
2019	23,352
2020	25,250
2021	26,514
2022	27,836
Thereafter	386,871
$510,133
Interest and commitment fees incurred, and interest expense recorded in the Partnership’s statements of operations and comprehensive income (loss) are as follows:

	2017	2016
Interest incurred	$21,457	$4,613
Amortization of financing cost	1,381	285
Interest expense	$22,838	$4,898
Letter of credit facilities
On May 20, 2016, letters of credit of $30,000 and $11,000 were issued upon term conversion for a debt service reserve and operations and maintenance reserve, respectively, with a seven-year term. Funds, when and if drawn on the facility, accrue interest at 0.625% plus Prime Rate, and at the partners’ option, the rate can be converted to a rate of CDOR plus 1.625% per annum. In addition, the Partnership shall pay letter of credit fees on the basis of the undrawn amount of the facility at 1.625% per annum. As of December 31, 2017 and 2016, the letters of credit facility did not have an outstanding balance, and no amounts were drawn in 2017 and 2016. Letter of credit fees of $666 and $140 were charged to other expense in the statements of operations and comprehensive income for the year ended December 31, 2017 and the stub period, respectively.

SP Armow Wind Ontario LP
Notes to Financial Statements
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016
(In thousands of Canadian Dollars)

6	Asset retirement obligation
The Partnership’s asset retirement obligation represents the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at a date that is 25 years from the commencement of commercial operations.
The following table presents a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation:

	December 31,
	2017	2016
Asset retirement obligation, beginning of the period	$5,023	$4,973
Accretion expense	251	50
Asset retirement obligation, end of the period	$5,274	$5,023

7	Derivatives
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
The following tables present the fair values of the Partnership's derivative instruments on a gross basis as reflected on the Partnership’s balance sheets:

	December 31, 2017		December 31, 2016
	Derivative liabilities		Derivative liabilities
	Current	Long-term	Current	Long-term
Fair value of designated derivatives:
Interest rate swaps	$3,703	$22,338	$7,357	$35,555
Total fair value	$3,703	$22,338	$7,357	$35,555
The following table summarizes the notional amounts of the Partnership's outstanding derivative instruments:

		December 31,
	Unit of measure	2017	2016
Designated derivative instruments
Interest rate swaps	CAD	$459,119	$478,597
The following table presents losses on derivative contracts designated and qualifying as cash flow hedges recognized in accumulated other comprehensive loss for the following periods:

		December 31,
	Description	2017	2016
Gain recognized in accumulated OCI	Effective portion	$16,871	$19,218
Losses reclassified from accumulated OCL into interest expense	Derivative settlements	$(7,680)	$(2,154)
No ineffectiveness was recorded on these swaps for the years ended December 31, 2017 and stub period. The Partnership estimates that $5,805 in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months.

SP Armow Wind Ontario LP
Notes to Financial Statements
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016

(In thousands of Canadian Dollars)

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
The following table presents the fair values according to each defined level.
Financial assets (liabilities) measured on a recurring basis:

	Level 1	Level 2	Level 3
December 31, 2017
Interest rate swaps	$—	$(26,041)	$—
December 31, 2016
Interest rate swaps	$—	$(42,912)	$—

9	Commitments and contingencies

1)	Commitments
Land lease agreements
The Partnership has entered into various long-term land lease agreements. The annual fees range from minimum rent payments to maximum rent payments of a certain percentage of energy delivered revenues, varying by lease.

SP Armow Wind Ontario LP
Notes to Financial Statements
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016

(In thousands of Canadian Dollars)

Lease payments, including amortization of the lease option, of $1,735 and $369 were charged to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017 and the stub period, respectively.
The future payments related to these leases as of December 31, 2017 are as follows:

2018	$1,935
2019	2,051
2020	2,051
2021	2,054
2022	2,054
Thereafter	36,387
Total	$46,532
Service and Maintenance Agreement
The Partnership has entered into service and maintenance agreements with Siemens to provide and carry out turbine maintenance and service activities for the Project until January 2019. Based on the terms of the agreements, Siemens shall be entitled to receive a daily base fee per turbine that may be subject to periodic price adjustments for inflation, over the terms of the agreements. As of December 31, 2017, outstanding commitments with Siemens were $5,611, including an estimated annual price adjustment for inflation of 2%, where applicable, payable over the full term of the agreement.

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
Turbine Availability Warranty
The Partnership has a turbine availability warranty from its turbine manufacturer. Pursuant to the warranty, if a turbine operates at less than minimum availability during the warranty period, the turbine manufacturer is obligated to pay, as liquidated damages, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, if a turbine operates at more than a specified availability during the warranty period, the Partnership has an obligation to pay a bonus to the turbine manufacturer. As of December 31, 2017, the Partnership recorded a liability of $579 associated with bonuses payable to the turbine manufacturer.

10	Related party transactions
The Partnership is controlled by the GP, which is jointly controlled by Samsung and Pattern in accordance with the terms of the Shareholder Agreement. Certain terms of the Samsung Pattern Joint Venture Wind Development Agreement, entered into between Samsung and an affiliate of PRHC on July 27, 2010, directed the responsibilities of Samsung and PRHC for the Project.
The following transactions were carried out with related parties:

a)	Management, Operation, and Maintenance Agreement (MOMA)

SP Armow Wind Ontario LP
Notes to Financial Statements
For the year ended December 31, 2017 and the period from October 18, 2016 to December 31, 2016

(In thousands of Canadian Dollars)

On October 24, 2014, the Partnership entered into a MOMA with Pattern Operators Canada ULC, which is owned by an affiliate of Pattern to operate and manage the maintenance of the wind plant and to perform certain other services pertaining to the wind plant in accordance with terms and conditions set forth in the MOMA.
$1,377 and $277 were charged to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017 and the stub period, respectively.

c)	Project Administration Agreement (PAA)
On October 24, 2014, the Partnership entered into the PAA with SRE Wind PA LP (PA), which is 100% owned by Samsung to supply project administrative services.
$413 and $83 were charged to the statements of operations and comprehensive income (loss) for the years ended December 31, 2017 and the stub period, respectively.

d)	The Partnership recorded the following balances with related parties:

	2017	2016
Related party payable to Pattern Operators Canada ULC	$144	$128
Related party payable to SRE Wind PA LP	39	38
Related party payable and accrued liabilities to SRE Armow EPC LP	—	208
	$183	$374

FINANCIAL STATEMENTS
K2 Wind Ontario Limited Partnership
As of December 31, 2017 and 2016 and
for the years ended December 31, 2017, 2016 (audited) and
for the period from June 17, 2015 to December 31, 2015 (unaudited)
with Report of Independent Registered Public Accounting Firm

K2 Wind Ontario Limited Partnership
Audited Financial Statements
As of December 31, 2017 and 2016 and
for the year ended December 31, 2017 and December 31, 2016 (audited) and for the period from June 17, 2015 to December 31, 2015 (unaudited)

Report of Independent Registered Public Accounting Firm
The Partners
K2 Wind Ontario Limited Partnership
We have audited the accompanying financial statements of K2 Wind Ontario Limited Partnership, which comprise the statements of financial position as of December 31, 2017 and 2016, and the related statements of operations and comprehensive income, changes in partners’ capital and cash flows for the years then ended, and the related notes to the financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K2 Wind Ontario Limited Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
San Francisco, California
February 28, 2018

K2 Wind Ontario Limited Partnership
Balance Sheets
(In thousands of Canadian Dollars)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,000	$17,975
Trade receivables	21,344	25,091
Prepaid expenses	1,652	1,751
Other current assets	205	49
Deferred financing costs, net of accumulated amortization of $235 and $173 as of December 31, 2017 and December 31, 2016, respectively	61	61
Total current assets	39,262	44,927

Restricted cash	8,061	8,081
Property, plant and equipment, net	785,897	820,929
Deferred financing costs	877	939
Total assets	$834,097	$874,876

Liabilities and partners' (deficit) capital
Current liabilities:
Accounts payable and other accrued liabilities	$2,457	$5,569
Accrued interest	3,128	3,277
Accrued construction costs	624	668
Related party payable	157	155
Derivative liabilities, current	7,915	13,339
Other current liabilities	287	289
Current portion of long-term debt, net	32,429	29,872
Total current liabilities	46,997	53,169

Long-term debt, net	710,276	742,704
Asset retirement obligation	5,278	5,004
Derivative liabilities	59,400	79,286
Total liabilities	821,951	880,163
Commitments and contingencies (Note 8)
Partners' capital (deficit):
Capital (deficit)	(49,086)	10,933
Accumulated income (loss)	128,547	76,406
Accumulated other comprehensive income (loss)	(67,315)	(92,626)
Total partners' capital (deficit)	12,146	(5,287)
Total liabilities and partners' capital (deficit)	$834,097	$874,876

See accompanying notes.

K2 Wind Ontario Limited Partnership
Statements of Operations and Comprehensive Income (Loss)
(In thousands of Canadian Dollars)

	Year ended December 31, 2017 (Audited)	Year ended December 31, 2016 (Audited)	Period from June 17, 2015 to December 31, 2015 (Unaudited
Revenue:
Electricity sales	$87,012	$99,525	$69,125
Compensation for forgone energy	56,089	40,389	228
Total revenue	143,101	139,914	69,353

Cost of revenue:
Operations and maintenance	11,443	11,042	5,405
General and administrative	6,255	6,066	4,179
Depreciation and accretion	35,306	35,295	19,140
Total cost of revenue	53,004	52,403	28,724

Operating income (loss)	90,097	87,511	40,629

Other income (expense):
Interest expense	(38,043)	(39,503)	(13,469)
Other income (expense), net	87	(1)	84
Total other income (expense)	(37,956)	(39,504)	(13,385)
Net income (loss)	52,141	48,007	27,244

Other comprehensive income (loss):
Effective portion of change in fair market value of derivatives	11,190	(15,597)	(24,305)
Reclassifications to net income (loss)	14,121	15,978	1,466
Total other comprehensive income (loss)	25,311	381	(22,839)
Total comprehensive income (loss)	$77,452	$48,388	$4,405

See accompanying notes.

K2 Wind Ontario Limited Partnership
Statements of Changes in Partners' Capital (Deficit)
(In thousands of Canadian Dollars)

	Contributed Surplus	Accumulated Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 17, 2015 (unaudited)	$130,783	$1,155	$(70,168)	$61,770
Distributions	(48,005)	—	—	(48,005)
Net income (loss)	—	27,244	—	27,244
Other comprehensive income (loss)	—	—	$(22,839)	(22,839)
Balances at January 1, 2016	$82,778	$28,399	$(93,007)	$18,170
Distributions	(71,845)	—	—	(71,845)
Net income (loss)	—	48,007	—	48,007
Other comprehensive income (loss)	—	—	381	381
Balances at December 31, 2016	10,933	76,406	(92,626)	(5,287)
Distributions	(60,019)	—	—	(60,019)
Net income (loss)	—	52,141	—	52,141
Other comprehensive income (loss)	—	—	25,311	25,311
Balances at December 31, 2017	$(49,086)	$128,547	$(67,315)	$12,146

See accompanying notes.

K2 Wind Ontario Limited Partnership
Statements of Cash Flows
(In thousands of Canadian Dollars)

	Year ended December 31, 2017 (Audited)	Year ended December 31, 2016 (Audited)	Period from June 17, 2015 to December 31, 2015 (Unaudited)
Operating activities
Net income (loss)	$52,141	$48,007	$27,244
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and accretion	35,306	35,295	19,140
Amortization of financing costs	1,401	1,460	737
Changes in operating assets and liabilities:
Trade receivables	3,747	(5,717)	(12,897)
Prepaid expenses	99	(208)	(167)
Other current assets	(156)	215	19,891
Accounts payable and other accrued liabilities	(3,110)	2,337	5,434
Accrued interest	(149)	(617)	3,894
Other current liabilities	1	24	(3,736)
Net cash provided by (used in) operating activities	89,280	80,796	59,540

Investing activities
Capital expenditures	(44)	(9,433)	(81,043)
Net cash provided by (used in) investing activities	(44)	(9,433)	(81,043)

Financing activities
Payment for deferred financing costs	—	(62)	(25)
Proceeds from long-term debt	—	—	94,842
Capital distributions	(60,019)	(71,845)	(48,005)
Repayment of long-term debt	(31,212)	(32,581)	—
Net cash provided by (used in) financing activities	(91,231)	(104,488)	46,812

Net change in cash and cash equivalents and restricted cash	(1,995)	(33,125)	25,309
Cash and cash equivalents and restricted cash at beginning	26,056	59,181	33,872
Cash and cash equivalents and restricted cash at end of year	$(24,061)	$26,056	$59,181

Supplemental disclosures
Cash payments for interest expense, net of capitalized interest	$36,790	$38,780	$1,125

Schedule of non-cash activities
Change in property, plant and equipment associated with accrued liabilities and capitalized interest	—	$792	$39,986

See accompanying notes.

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

1. General information
Business
K2 Wind Ontario Limited Partnership (K2 Wind or the Company), a limited partnership under the laws of the Province of Ontario, was formed on July 27, 2011, as a joint venture project between Capital Power L.P., Samsung Renewable Energy Inc. (Samsung) and Pattern Renewable Holdings Canada ULC (PRHC), each holding a 33.33% ownership interest as limited partners of the Company, and K2 Wind Ontario Inc. (the GP), holding a 0.01% ownership interest as general partner of the Company.
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
On March 15, 2016, Samsung transferred a portion of its GP interest so that each of the Samsung, Pattern and Capital Power affiliates then held equal 33.33% interests in the GP.
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
The Company has a power purchase agreement (PPA) with the Independent Electricity System Operator (IESO) for a period of 20 years from the COD. The IESO oversees the wholesale electricity market, where the price of energy is determined. It also administers the rules that govern the market and, through an arm's-length market monitoring function, ensures that it is operated fairly and efficiently. The IESO is an agent among the market participants in Ontario and is neither exposed to, nor benefits from, any transactions. In such capacity, the IESO executes agreements to help the market meet the renewable energy mandates of the government of the Province of Ontario. There are approximately 70 electric distribution companies in Ontario, all of which have government mandates to purchase renewable energy. The PPA provides for guaranteed pricing from IESO that removes volatility caused by fluctuations in market rates. The Ontario government established the Global Adjustment (GA) which is designed to adjust consumer rates depending on the price of energy. The IESO establishes a monthly variable GA rate based on GA costs and Ontario electricity demand which effectively establishes a pass through mechanism to the consumer and eliminates the IESO's economic exposure to our contract price.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented using United States Generally Accepted Accounting Principles (U.S. GAAP). The preparation of U.S. GAAP basis financial statements requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the financial statements and the reported amounts of assets and liabilities, and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

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
Functional and Presentation Currency
Items included in the financial statements of the Company are measured using the currency of the primary economic environment in which the Company operates, the (functional currency). The financial statements are presented in Canadian dollars, which is the Company’s functional and presentation currency.
Fair Value of Financial Instruments
ASC 820, Fair Value Measurement, defines fair value as the price at which an asset could be exchanged or a liability transferred in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or derived from such prices. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and highly liquid investments with original maturities of three months or less.
Restricted Cash
Restricted cash consists of cash balances required to collateralize commercial bank letter of credit facilities related primarily to the PPA and for reserves required under the Company’s credit agreements. Non-current restricted cash includes $5.0 million and $5.0 million as of December 31, 2017 and December 31, 2016, respectively, of construction completion costs that were moved into a restricted cash account upon conversion of the construction loan to term loan.
Reconciliation of Cash and Cash Equivalents and Restricted Cash as presented on the Statements of Cash Flows
Restricted cash consists of cash balances which are restricted as to withdrawal or usage and includes cash to collateralize bank letters of credit related primarily to interconnection rights, PPA and for certain reserves required under the Company's loan agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	Year ended December 31,
	2017	2016	2015

Cash and cash equivalents	$16,000	$17,975	$38,711
Restricted cash - current	—	—	4,163
Restricted cash	8,061	8,081	16,307
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$24,061	$26,056	$59,181
Trade Receivables
The Company’s trade receivables are generated by selling energy in Ontario, Canada through the IESO as a settlement agent. The Company believes that all amounts are collectible and an allowance for doubtful accounts is not required as of December 31, 2017 and 2016.

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

Property, Plant and Equipment
The Project is recorded at historical cost on the balance sheets. The Project is being depreciated using the straight-line method over its 25-year life beginning at the COD. Capitalized assets acquired in support of the plant operations are recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset.
The remaining assets are depreciated over two to five years. Improvements to property, plant and equipment deemed to extend the useful economic life of an asset are capitalized. Repair and maintenance costs are expensed as incurred.
Impairment of Long-Lived Assets
The Company periodically evaluates long-lived assets for potential impairment whenever events or changes in circumstances have occurred that indicate that impairment may exist, or the carrying amount of the long-lived asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable based on its estimated future undiscounted cash flows. An impairment loss is calculated based on the excess of the carrying value of the long-lived asset over the fair value of such long-lived asset, with the fair value determined based on an estimate of discounted future cash flows. During the years ended December 31, 2017, 2016 and for the period from June 17, 2015 to December 31, 2015, no impairment losses were recorded in the statements of operations and comprehensive income (loss).
Deferred Financing Costs
Financing costs incurred in connection with obtaining construction and term financing are deferred and amortized over the terms of the respective loans using the effective-interest method. Deferred financing costs are capitalized and recorded as an offset to the respective loans in the Company's balance sheets and are amortized to interest expense in the statements of operations and comprehensive income (loss). Deferred financing costs incurred in connection with obtaining letters of credit are recorded as a separate asset in the Company's balance sheets and are amortized using the straight-line method over the term of the letters of credit to interest expense in the statements of operations and comprehensive income (loss).
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, debt, derivatives and revenue. The Company places its cash and restricted cash with high-quality institutions. The Company’s derivative instruments are placed with counterparties that are credit worthy institutions.
Contingent Liabilities
Contingent liabilities are recognized when the Company has a present legal obligation as a result of past events for which it is probable that an outflow of resources will be required to settle the obligation, and the amount can be reasonably estimated. Contingent liabilities are not recognized for future operating losses.
Other Liabilities
Other liabilities are recognized when the Company has a present legal obligation as a result of past events for which it is probable that an outflow of resources will be required to settle the obligation, and the amount can be reasonably estimated.

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

Asset Retirement Obligations
The Company records an asset retirement obligation (ARO) for the estimated costs of decommissioning turbines, removing above-ground installations and restoring sites, at the time when a contractual decommissioning obligation is incurred. The ARO represents the present value of the expected costs and timing of the related decommissioning activities. The ARO asset and liability are recorded in property, plant and equipment and asset retirement obligation, respectively, on the accompanying balance sheets. The Company records accretion expense, which represents the increase in the asset retirement obligation, over the remaining or operational life of the Project. Accretion expense is recorded as operating costs in the statements of operations and comprehensive income (loss) using an accretion rate based on a credit adjusted risk-free interest rate. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when the asset retirement cost is depleted.
Income Taxes
The financial statements of the Company reflect no provision or liability for income taxes because profits and losses of the Company are allocated to the partners and are included in the income tax returns of the partners.
Income and losses for tax purposes may differ from the financial statement amounts and the partners’ capital (deficit) reflected in the financial statements does not necessarily reflect their tax basis.
Revenue Recognition
The Company sells the electricity it generates through the IESO. Revenue is recognized based upon the amount of electricity delivered or curtailed at rates specified under the contracts, assuming all other revenue recognition criteria are met. Revenue earned from curtailment is recorded as compensation for forgone energy in the statements of operations and comprehensive income (loss). The Company evaluates its PPA to determine whether it is in substance a lease or derivative and, if applicable, recognizes revenue pursuant to ASC 840, Leases, and ASC 815, Derivatives and Hedging, respectively. As of December 31, 2017, the PPA was not considered a lease or a derivative instrument, as multiple market participants purchase the energy at market-based prices with IESO working as a settlement agent. As a result, revenue (including any revenue from the price guaranteed by IESO), is recognized on an accrual basis.
Cost of Revenue
The Company’s cost of revenue is comprised of direct costs of operating and maintaining its project facilities, including labor, turbine service arrangements, metering service and shadow settlement, environmental fee, land lease royalties, property tax, insurance, depreciation and accretion.
Recently Adopted Accounting Pronouncements
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05). ASU 2017-05 is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance and is effective at the same time as ASU 2014-09. Further, the Company is required to adopt this guidance at the same time that it adopts the guidance in ASU 2014-09 which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (ASU 2014-09). The adoption of ASU 2017-05 on January 1, 2018 did not have impact on Company's financial statements and related disclosures.
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

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

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
In the first quarter of 2018, the Company will adopt Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The new standard replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the new standard is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the new standard requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The adoption of ASC 606 will not have material impact on Company's financial statements.
3. Property, Plant and Equipment
The aggregate cost of property, plant and equipment and accumulated depreciation were as follows (in thousands):

	December 31,
	2017	2016
Land	$1,067	$1,067
Operating wind farm	875,705	875,705
Furniture, fixtures, and equipment	52	52
Subtotal	876,824	876,824
Accumulated depreciation	(90,927)	(55,895)
Property, plant and equipment, net	$785,897	$820,929
The Company recorded depreciation expense related to property, plant and equipment of $35.0 million, $35.0 million and $19.0 million (unaudited) for the years ended December 31, 2017, 2016 and for the period from June 17, 2015 to December 31, 2015, respectively.

4. Long-Term Debt
On November 20, 2015, the Company entered into a term loan in the amount of $818.0 million with an amortization period of 18 years, at a variable rate interest at Canadian Dollar Offered Rate (CDOR) plus 1.75% per annum. The loan has a maturity date on November 20, 2022 due to prepayment requirements in the partnership’s credit agreement. In connection with the term loan, the Company entered into interest rate swaps on 90% of the loan commitment. The interest rate swaps are organized in two tranches with fixed effective interest rates of 3.11% and 4.45% for years 1-7 and years 8-18, respectively. As of December 31, 2017, $754.2 million was outstanding under the term loan including the current portion, and no amount was drawn on the letter of credit facilities.
Collateral under the financing agreement consists of substantially all of the Company’s assets. Its loan agreement contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s ability to incur debt, grant liens, sell or lease assets, transfer equity interest, dissolve, pay distributions and change its business. All the limited partners, general partners and shareholders of general partners pledged shares of partnership units or common stock owned as collateral for the loan. As of December 31, 2017, the Company was in compliance with all loan covenants.

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

Terms and conditions of outstanding borrowings were as follows (in thousands):

			As of December 31, 2016
	December 31,		Contractual Interest Rate	Effective Interest Rate	Maturity Date
	2017	2016
Principal	$754,207	$785,419	3.16%	4.69%	November 2022
Unamortized financing costs	(11,502)	(12,843)
Current portion	(32,429)	(29,872)
Long-term debt, less current portion	$710,276	$742,704
The following are the amounts due under the Partnership’s term loan for the next five years and thereafter as of December 31, 2017 (in thousands):

2018	33,714
2019	37,328
2020	39,338
2021	41,467
2022	41,660
Thereafter	560,700
Total long-term debt, including current maturities	$754,207
Interest and commitment fees incurred and interest expense for long-term debt consisted of the following (in thousands):

	Year ended December 31,		Period from June 17, 2015 to December 31, 2015 (Unaudited)
	2017	2016
Interest and commitment fees incurred	$35,583	$36,984	$12,405
Letter of credit fees incurred	1,059	1,059	327
Amortization of financing costs	1,401	1,460	737
Interest expense	$38,043	$39,503	$13,469
The Company has two letter of credit facilities available in the amount of $60.5 million as set out in the Company’s credit agreement. As of December 31, 2017 and 2016, no amounts had been drawn on these letters of credit.

5. Asset Retirement Obligation
The Company’s ARO represents the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at a date that is 25 years from the COD. As of December 31, 2017 and 2016, the Company recorded $5.3 million and $5.0 million, respectively, in ARO using a project specific credit adjusted risk free rate at COD of 5.46%.

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of the ARO for the following periods (in thousands):

	December 31,
	2017	2016
Beginning asset retirement obligation	$5,004	$4,745
Accretion expense	274	259
Ending asset retirement obligation	$5,278	$5,004
6. Derivatives and Risk Management
The Company uses interest rate derivatives to manage its exposure to fluctuation in interest rates. Interest rate risk exists primarily on variable-rate debt for which the cash flows vary based upon movement in interest rates. The Company’s objectives for holding these derivative instruments include reducing, eliminating and efficiently managing the economic impact of interest rate exposure as effectively as possible. The Company does not hedge of all of its interest rate risk, thereby exposing the unhedged portion to changes in market prices.
The following tables present the fair values of the Company's designated derivative instruments on a gross basis as reflected on the Company’s balance sheets (in thousands):

	December 31,
	2017		2016
Derivative Liabilities	Current	Long-Term	Current	Long-Term
Interest rate swaps	$7,915	$59,400	$13,339	$79,286
Total Fair Value	$7,915	$59,400	$13,339	$79,286
The following table summarizes the notional amounts of the Company's outstanding designated derivative instruments (in thousands):

		December 31,
	Unit of Measure	2017	2016
Interest rate swaps	CAD	$678,786	$706,877
The Company’s interest rate swaps have remaining maturities ranging from approximately 4.7 years to 15.4 years.
The following table presents gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in accumulated other comprehensive income (loss), as well as, amounts reclassified to earning for the following periods (in thousands):

		December 31,		Period from June 17, 2015 to December 31, 2015 (Unaudited)
	Description	2017	2016
Gains (losses) recognized in accumulated OCI	Effective portion	$11,190	$(15,597)	$(24,035)
Gains (losses) reclassified from accumulated OCI into:
Interest expense	Derivative settlements	$14,121	$15,978	$1,466
The Company estimates that $7.9 million in accumulated other comprehensive income (loss) will be reclassified into earnings over the next twelve months.
No ineffectiveness was recorded on these swaps for the years ended December 31, 2017, 2016 and for the period from June 17 to December 31, 2015. The changes in the fair value of these swaps are recognized into other comprehensive income (loss).
No margin cash collateral was received or recorded from the counterparty during the years ended December 31, 2017 and 2016.

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
The Company’s financial assets and (liabilities) which require fair value measurement on a recurring basis are classified within the fair value hierarchy as follows (in thousands):

	Fair Value Measurements Units
	Level 1	Level 2	Level 3
December 31, 2017
Interest rate swaps	$—	$67,315	$—
Total Fair Value	$—	$67,315	$—

December 31, 2016
Interest rate swaps	$—	$92,625	$—
Total Fair Value	$—	$92,625	$—
Level 2 Inputs
Derivative instruments subject to re-measurement are presented in the financial statements at fair value. The Company's interest rate swaps were valued by discounting the net cash flows using the forward Canadian dollar offered rate curve with the valuations adjusted by the Company’s credit default hedge rate.

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

8. Commitments, Contingencies and Warranties
Commitments
The Company has entered into various purchase, construction, as well as other commitments, land leases, and turbine operations and maintenance agreements. Detailed below are estimates of future commitments under these arrangements as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Purchase and other commitments	$713	$716	$719	$722	$725	$8,717	$12,312
Land leases	2,944	2,955	2,956	2,957	2,958	64,004	78,774
Service and maintenance	5,046	—	—	—	—	—	5,046
Total Commitments	$8,703	$3,671	$3,675	$3,679	$3,683	$72,721	$96,132
Purchase and other commitments
The Company has entered into various commitments with service providers related to the projects and operations of its business. Outstanding commitments include those related to construction, and commitments related to donations to local community and government organizations.
In March 2013, the Company entered into an agreement with the local township in which the Company will make annual payments into a fund managed by the township in amounts of $2,600 per nameplate MW of the Project installed capacity. The payments are calculated annually and are owed for the 20-year term of the PPA. In exchange for payments, the township undertakes certain obligations to support the Project, including entering into a road use agreement in which the Project may utilize municipal right-of-ways for collection and transmission lines.
The Company has also made various public statements that payments will be made to local landowners, for which the Company will not receive any future benefits. The Company considers these statements to be cancellable and not legally binding; therefore the Company has not recognized a liability for these amounts, nor are the payments included in the table above. Payments under the statements are approximately $0.5 million per year, for the next 18 years.
Land leases
The Company has acquired leases for land where the wind farm will be located through the exercise of land options acquired from Capital Power and also executed new land lease agreements in 2014. The leases provide for the land interests necessary for the construction and operation of the project. The Company recorded $2.9 million, $2.7 million and $1.7 million (unaudited) of lease expense in the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and for the period from June 17, 2015 to December 31, 2015, respectively.
Service and maintenance
The Company has entered into service and maintenance agreements with third party contractors to provide turbine operations and maintenance services and modifications and upgrades for a three year period beginning after the COD. The computation of outstanding commitments includes an estimated annual price adjustment for inflation of 2%, where applicable. For the years ended December 31, 2017, 2016 and for the period from June 17, 2015 to December 31, 2015, the Company recorded service and maintenance expense under these agreements of $7.3 million, $7.1 million and $3.8 million (unaudited), respectively, in project expense in the statements of operations.
Warranties and Guarantees
Turbine Operating Warranties and Service Guarantees
The Company entered in to a warranty agreement with Siemens for a two-year period from the commissioning of each turbine. Pursuant to the warranty, if the turbines operate at less than a specified percentage of availability during each consecutive thirty month period, Siemens is obligated to pay liquidated damages to the Company. In addition, the Company will pay Siemens a bonus if the availability of the turbines exceeds a certain specified availability percentage during the thirty-month period. As of December 31, 2017, the Company recorded a liability of $0.3 million associated with bonuses to Siemens.

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

Siemens
On March 8, 2013, an Operational Incentive Agreement was entered into among Samsung, an affiliate of PRHC and Siemens. The agreement defines operational objectives, the terms and conditions upon which the Company may make operational incentive payments to Siemens for achieving one or more of such operational objectives under the turbine supply agreements for joint development projects. Siemens earned an initial payment of $1.1 million, which was paid in 2013 for having satisfied the Peak Capacity Objective defined under the agreement. The Company did not record any liability related to the agreement as of December 31, 2017.
Legal Proceedings
Renewable Energy Approval
During the third quarter of 2015, rights to appeal prior decisions granting the Renewable Energy Approval (REA) under Ontario's Environmental Protection Act for the Project were exhausted without further appeal. As a result, a stay of a previously filed civil suit against the Project pending final determination of the REA was lifted, allowing such suit to move forward if the claimants so chose to continue such suit. The Project has been awarded their legal fees in connection with the portion of the claim that was stricken, and has reached a settlement agreement under which the Project will waive entitlement to the legal fees and in return Plaintiff has agreed to full dismissal of all pending claims.

9. Related Party Transactions
The Company is controlled by the GP, which was jointly controlled by Pattern, Samsung, and Capital Power in accordance with the Unanimous Shareholder Agreement dated December 5, 2011. At December 31, 2017, the GP was jointly controlled by Pattern, Axium and Capital Power following Samsung's sale of interest in the Company.
The following transactions were carried out with the related parties:
Management, Operation, and Maintenance Agreement (MOMA)
On March 20, 2014, the Company entered into the MOMA with Pattern Operators Canada ULC (POC), which is owned by an affiliate of Pattern to operate and manage the maintenance of the wind plant and to perform certain other services pertaining to the wind plant in accordance with terms and conditions set in the MOMA.
The fixed annual fee for the service is $0.9 million pro-rated for the period from March 20, 2013 until the COD and thereafter the annual fee was increased to $1.4 million until expiry of the contract in 2035. Additionally, the Company recorded expense of $1.5 million, $1.4 million and $0.8 million (unaudited) to operations and maintenance expense in the statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and for the period from June 17, 2015 to December 31, 2015, respectively. As of December 31, 2017 and 2016, the Company recorded $0.2 million and $0.1 million, respectively, in related party payable.
Project Administration Agreement (PAA)
On March 20, 2014, the Company entered into the PAA with POC, which is 100% owned by an affiliate to receive project administrative services. A fixed annual fee of $0.4 million is payable during the period between the COD until expiry of the PPA in 2035. The Company recorded expense of $0.4 million, $0.4 million and $0.2 million to general and administrative expense in the statements of operations and comprehensive income (loss) for the years ended December 31, 2017 , 2016 and for the period from June 17, 2015 to December 31, 2015 respectively. As of December 31, 2017 and 2016, the Company did not record any related party payable.

10. Subsequent Events
The Company evaluated subsequent events through February 27, 2018, which is the date these financial statements were available to be issued and noted that there were no subsequent events to disclose.

CONSOLIDATED FINANCIAL STATEMENTS

Pattern Energy Group Holdings 2 LP

As of December 31, 2017 and for the period from
July 27, 2017 through December 31, 2017
with Report of Independent Auditors

Pattern Energy Group Holdings 2 LP
Consolidated Financial Statements

As of December 31, 2017 and for the period from
July 27, 2017 through December 31, 2017

Report of Independent Auditors

To the Partners,

Pattern Energy Group Holdings 2 LP. We have audited the accompanying consolidated financial statements of Pattern Energy Group Holdings 2 LP, which comprise the consolidated balance sheet as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in partners’ capital and cash flows for the period from July 27, 2017 through December 31, 2017, and the related notes to the consolidated financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion.
An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pattern Energy Group Holdings 2 LP at December 31, 2017, and the consolidated results of its operations and its cash flows for the period from July 27, 2017 through December 31, 2017 in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
February 24, 2018

Pattern Energy Group Holdings 2 LP
Consolidated Balance Sheet
(In thousands of U.S. Dollars)

December 31,
2017
Assets
Current assets:
Cash and cash equivalents	$40,211
Restricted cash, current	2,451
Prepaid expenses and other current assets	6,893
Total current assets	49,555

Restricted cash	14,242
Related party receivable	17,248
Major equipment advances	50,495
Deferred development costs	17,825
Construction in progress	164,288
Property, plant and equipment, net of accumulated depreciation	2,710
Unconsolidated investments	6,063
Other assets	12,170
Total assets	$334,596

Liabilities and partners' capital
Current liabilities:
Accounts payable and other accrued liabilities	$16,985
Related party payable, current	11,565
Current portion of long-term debt	101,920
Total current liabilities	130,470

Other long-term liabilities	843
Total liabilities	131,313
Commitments and contingencies (Note 11)

Partners' capital:
General partners	—
Limited partners	202,846
Accumulated other comprehensive income (loss)	98
Total capital before noncontrolling interest	202,944
Noncontrolling interest	339
Total partners' capital	203,283
Total liabilities and partners' capital	$334,596

See accompanying notes to consolidated financial statements.

Pattern Energy Group Holdings 2 LP
Consolidated Statement of Operations
(In thousands of U.S. Dollars)

For the period from July 27, 2017 through December 31, 2017
Revenue:
Total revenue	$—

Operating expenses:
Development expense	18,065
General and administrative	2,722
Related party expenses	11,777
Total operating expenses	32,564

Operating loss	(32,564)

Other income (expense):
Interest expense	(1,240)
Equity in losses of unconsolidated investments	(1,829)
Other income, net	156
Total other expense	(2,913)

Net loss	(35,477)

Net loss attributable to noncontrolling interest	—
Net loss attributable to controlling interest	$(35,477)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Holdings 2 LP
Consolidated Statement of Comprehensive Income (Loss)
(In thousands of U.S. Dollars)

For the period from July 27, 2017 through December 31, 2017
Net loss	$(35,477)
Other comprehensive income
Foreign currency translation, net of tax	98
Total other comprehensive income, net of tax	98
Comprehensive loss	(35,379)

Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	—
Comprehensive loss attributable to noncontrolling interest	—
Comprehensive loss attributable to controlling interest	$(35,379)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Holdings 2 LP
Consolidated Statement of Changes in Partners' Capital
(In thousands of U.S. Dollars)

	General Partners	Limited Partners	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling interest	Total Partners' Capital
Balances at July 27, 2017	$—	$103,633	$—	$103,633	$339	$103,972
Contributions	—	229,956	—	229,956	—	229,956
Redemptions	—	(89,023)	—	(89,023)	—	(89,023)
Distributions	—	(6,243)	—	(6,243)	—	(6,243)
Net loss	—	(35,477)	—	(35,477)	—	(35,477)
Other comprehensive income, net of tax	—	—	98	98	—	98
Balances at December 31, 2017	$—	$202,846	$98	$202,944	$339	$203,283

See accompanying notes to consolidated financial statements.

Pattern Energy Group Holdings 2 LP
Consolidated Statement of Cash Flows
(In thousands of U.S. Dollars)

For the period from July 27, 2017 through December 31, 2017
Operating activities

Net loss	$(35,477)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	80
Amortization of financing costs	547
Unrealized loss on exchange rate changes	129
Equity in losses in unconsolidated investments	1,829
Prepaid expenses and other current assets	(2,861)
Related party receivable	47
Other assets	1,038
Accounts payable and other accrued liabilities	10,194
Related party payable	4,003
Long-term liabilities	581
Net cash used in operating activities	(19,890)

Investing activities
Assets acquired in common control transactions	(13,833)
Cash paid for asset acquisitions	(4,750)
Capital expenditures	(55,064)
Contribution to unconsolidated investments	(3,119)
Other current and non-current assets	(38)
Net cash used in investing activities	(76,804)

Financing activities
Capital contributions	229,956
Redemptions	(89,023)
Distributions in common control transactions	(6,243)
Payment for financing costs	(712)
Net cash provided by financing activities	133,978

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	37
Net change in cash, cash equivalents, and restricted cash	37,321
Cash, cash equivalents, and restricted cash at beginning of period	19,583
Cash, cash equivalents, and restricted cash at end of period	$56,904

See accompanying notes to consolidated financial statements.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

1. Organization
On November 10, 2016, Pattern Energy Group Holdings 2 LP ("PEG LP 2") and its subsidiaries (collectively referred to as "Pattern Development 2.0", "we", "our", or the "Partnership") were formed as a Delaware limited partnership with the purpose, through its subsidiaries, to acquire and develop early to mid-stage renewable energy generation and electrical transmission assets ("Project Entities").
On July 12, 2017, PEG LP 2’s General Partner executed the Second Amended and Restated Agreement of Limited Partnership of Pattern Energy Group Holdings 2 LP (“Capital and Redemption Agreement”) with R/C Wind II LP ("Riverstone"), Pattern Energy Group Holdings LP ("PEGH"), Management ("Existing LPs") and new investors, Riverstone Pattern Energy II Holdings LP (“Riverstone II”) and Pattern Energy Group, Inc. (“PEGI”). Per the terms of the Capital and Redemption Agreement, a capital call was approved by PEG LP 2’s Board of Directors. The Capital and Redemption Agreement became effective on July 27, 2017 when PEG LP 2 received $205.0 million from the capital call. The capital call funds were used to redeem approximately 49% of the Existing LPs’ investment including all of PEGH’s investment, purchase Project Entities, and provide working capital funds. On December 26, 2017, PEG LP 2's Board of Directors approved an additional capital call of $25.0 million.
Business
On the December 8, 2016, PEG LP 2 entered into a contribution agreement with PEGH. PEGH, through its wholly owned subsidiary, Pattern Energy Group LP (“Pattern Development 1.0”), contributed all of its equity interests in certain development subsidiaries of $25.6 million plus $82.5 million in cash to Pattern Development 2.0 in exchange for partnership interests in the Partnership (the “Contribution”).
In June 2017, Pattern Development 1.0 and Pattern Development 2.0 entered into three separate agreements to transfer additional equity interests to the Partnership. PEGH sold equity interests in development subsidiaries in the United States, Canada, and Mexico (the “Second Contribution”) to the Partnership for $20.0 million.
As a result of the transactions with PEGH, the Partnership’s purchase of Project Entities from third parties, and the Partnership’s formation of greenfield Project Entities, the Partnership has varying interests in approximately 46 Project Entities in various degrees of development, which constitutes a pipeline of approximately 7,000 MWs of electricity.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (U.S. GAAP). They include the results of wholly-owned and partially-owned subsidiaries in which the Partnership has a controlling interest with all significant intercompany accounts and transactions eliminated.
The consolidated financial statements include the accounts of PEG LP 2 and all other entities in which the Partnership has a controlling financial interest and those variable interest entities ("VIEs") where the Partnership is the primary beneficiary. Results of operations of acquired entities are included from the date of acquisition or the date the Partnership became the primary beneficiary of the VIE. Noncontrolling interests represent the portion of the Partnership’s net income (loss), net assets and comprehensive income (loss) that is not allocable to the Partnership and is calculated based on ownership percentage for certain Project Entities. The Partnership’s investments in which the Partnership exercises significant influence, but not a controlling interest, are accounted for using the equity method. When the Partnership holds a non-controlling interest in a Project Entity and does not exercise significant influence over the investment, the Partnership records the investment under the cost method.
Asset Acquisitions
When the Partnership acquires assets and liabilities that do not constitute a business, the fair value of the purchase consideration, including the transaction costs of the asset acquisition, is assumed to be equal to the fair value of the net assets acquired. The purchase consideration, including transaction costs, is allocated to the individual assets and liabilities assumed based on their relative fair values. Contingent consideration associated with the acquisition is generally recognized when the contingency is resolved. No goodwill is recognized in an asset acquisition.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

Variable Interest Entities
In the normal course of our business, we have 100% ownership interests in Project Entities that have been determined to be VIEs because the Project Entities lack sufficient equity to develop, construct, and operate the project. The Partnership is the primary beneficiary since we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to fund the development of the project. When a Project Entity begins construction and obtains construction financing, we generally determine that the Project Entity is no longer a VIE because the entity has sufficient equity to finance the construction without additional subordinated financial support. We also enter into joint venture agreements with third parties to develop and construct projects. We generally have a variable interest in these entities and an obligation to co-develop the project. Prior to construction financing these entities are usually VIEs, but we generally are not the primary beneficiary.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of fixed assets and recoverability of long-lived assets.
Fair Value Measurements
The Partnership’s fair value measurements incorporate various factors, including the credit standing and performance risk of the counterparties, the applicable exit market and specific risks inherent in the instrument. Nonperformance and credit risk adjustments on risk management instruments are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing and asset or liability, including estimates or risk. When such information is not available, internal models may be used. (Refer to Footnote 9. Fair Value Measurements).
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all cash balances and highly-liquid investments with original maturities of three months or less.
Restricted cash consists of cash balances which are restricted as to withdrawal or usage and includes cash held in reserves required under the Partnership’s letter of credit ("LC") agreements.
Reconciliation of Cash, Cash Equivalents, and Restricted Cash as presented on the Statements of Cash Flows

For the period from July 27, 2017 through December 31, 2017
Cash and cash equivalents	$40,211
Restricted cash - current	2,451
Restricted cash	14,242
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$56,904

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

Major Equipment Advances
Major equipment advances represent amounts advanced to suppliers for the manufacture of wind turbines and solar panels in accordance with component equipment supply agreements and for which the Partnership has not taken title. These advances are reclassified to construction in progress when the Partnership takes legal title of the equipment.
Deferred Development Costs and Construction in Progress
The Partnership expenses all project development costs until a project is determined to be technically feasible and likely to achieve commercial success. When the project is deemed feasible, project development costs are recorded as deferred developments costs. Deferred development costs represent the accumulated cost of initial permitting, environmental reviews, land rights and obligations, and preliminary design and engineering work.
Upon commencement of construction, all construction costs along with applicable previously deferred development costs are recorded as a component of construction in progress. Construction in progress represents the accumulation of project development costs and construction costs, including costs incurred for the purchase of major equipment, such as turbines and modules for which the Partnership has taken legal title, civil engineering, electrical, and other related costs. Construction in progress is reclassified to property, plant and equipment when the project achieves commercial operation.
As of December 31, 2017, construction in progress consists primarily of $161.8 million related to wind generation turbines purchased.
Capitalization of Other Costs
The Partnership capitalizes certain employee compensation and other indirect costs ("indirect costs") associated with development and construction projects. Indirect costs are capitalized based on time estimates spent on each project when the project is determined to be probable or technically feasible and likely to achieve commercial success.
The Partnership capitalizes interest and related financing fees related to the long-term debt used to finance projects in construction. Capitalization is discontinued when the project achieves commercial operation.
Property, Plant and Equipment
Property, plant and equipment represent land, computer software, and other equipment. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the respective assets’ useful lives, varying between two to ten years. Land is not depreciated. Improvements to property, plant and equipment deemed to extend the useful economic life of an asset are capitalized. Repair and maintenance costs are expensed as incurred.
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
Income Taxes
The Partnership is organized as a pass-through entity for U.S. federal and state income tax purposes. Federal and state income taxes are assessed at the owner level and each owner is liable for its own tax payments. The Partnership is subject to other state-based taxes. Certain entities are corporations or have elected to be taxed as corporations. In these circumstances, income tax is accounted for under the asset and liability method. The Partnership is subject to Canadian, Dutch, and Mexican income taxes based upon the tax laws and rates in effect in the countries in which operations are conducted.
The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Partnership recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Partnership considers all available

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and results of recent operations. If the Partnership determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Partnership records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Partnership has a policy to classify interest and penalties associated with uncertain tax positions together with the related liability and the expenses incurred related to such accruals, if any, are included in the provision for income taxes.
Concentration of Credit Risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents, major equipment advances, and transmission security deposits. The Partnership’s cash and cash equivalents are with high quality institutions. The Partnership has exposure to credit risk to the extent cash and cash equivalent balances, including restricted cash, exceed amounts covered by federal deposit insurance. Exposure to credit risk for major equipment advances and transmission security deposits are limited by the amount of the deposit. Major equipment advances are with large creditworthy companies and transmission security deposits are held with public utilities. The Partnership believes that its credit risk is immaterial.
As of December 31, 2017, the Partnership paid $7.3 million in transmission security deposits to public utilities companies in southwest U.S. and $50.5 million in major equipment advances to a major turbine supplier.
Foreign Currency Translation
The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars (“USD”) at the rates in effect at the balance sheet date and revenue and expense amounts are translated at average rates during the period, with the resulting foreign currency translation adjustments recorded in other comprehensive income (loss), net of tax, in the consolidated statements of changes in partners’ capital and comprehensive income (loss). Where the USD is the functional currency, re-measurement adjustments are recorded in other (expense) income, net in the accompanying consolidated statements of operations.
Recently Adopted Accounting Standards
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities ("ASU 2014-10"), which eliminated the definition of a development stage entity and the financial reporting requirements specific to development state entities. The amendments changed the method that previously existed in ASC 810 for determining whether a development stage entity had sufficient equity at risk and therefore was a VIE. ASU 2014-10 is effective for non-public companies for fiscal years beginning after December 15, 2016.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”) to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current guidance by reducing the number of consolidation models; eliminating the risk that a reporting entity may have to consolidate based on a fee arrangement with another legal entity; placing more weight on the risk of loss in order to identify the party that has a controlling financial interest; reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest; and changing rules for companies in certain industries that ordinarily employ limited partnership or VIE structures.
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). The ASU changes how a single decision maker considers its indirect interests when performing the primary beneficiary analysis under the VIE model. For non-public companies, this guidance (as well as that in ASU 2015-02) is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods after December 15, 2017.
The Partnership adopted ASU 2014-10, 2015-02, and 2016-17 as of January 1, 2017. Due to the change in methodology for determining whether a development stage entity has sufficient equity at risk, substantially all of the Partnership’s development stage Project Entities became VIEs as of January 1, 2017. The change of status to VIE will not have any impact to the financial statements, other than disclosures, since all of the Project Entities were previously consolidated under the voting interest model and the primary beneficiaries and Project Entities in each case are under common control; therefore, there’s no change to the reporting manner or accounting basis for the Project Entities.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

Recently Issued Accounting Standards not yet Adopted
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance and is effective at the same time as ASU 2014-09, Revenue from Contracts from Customers, which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition ("ASU 2014-09"). Further, the Partnership is required to adopt this guidance at the same time that it adopts the guidance in ASU 2014-09. The Partnership is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"), which provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2018. Early application of this ASU is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of this amendment, only if the transaction has not been reported in previously issued financial statements. Early application of this ASU is also permitted for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only if the transaction has not been reported in previously issued financial statements. The amendments should be applied prospectively on or after the effective date and no disclosures are required at transition. The Partnership is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Partnership is in the initial stages of evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Partnership is also assessing the accounting impact of the ASU 2016-02 as it applies to its power purchase agreements ("PPAs"), land leases, office leases and equipment leases. As the Partnership progresses further in its analysis, the scope of this assessment could be expanded to review other types of contracts.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The new standard replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the new standard is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the new standard requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas, as updated by ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, "Revenue from Contracts with Customers," which make additional narrow scope amendments to Topic 606 including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

The new standard permits adoption by either using (i) the full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Partnership plans to adopt the new standard effective January 1, 2019.
The Partnership currently plans to adopt using the modified retrospective approach. However, a final decision regarding the adoption method has not been finalized at this time. The Partnership's final determination will depend on a number of factors, such as the significance of the impact of the new standard on its financial results and its ability to analyze the information necessary to assess the impact on its prior period consolidated financial statements, as necessary.
The Partnership is in the process of evaluating the impact of the new standards on its accounting policies, processes and system requirements. The Partnership has assigned internal resources in addition to the engagement of a third party service provider to assist in evaluation. The Partnership is also assessing the accounting impact of the new standard as it applies certain elements of its revenue arrangements such as contracts that contain the sale of electricity and related renewable energy credits, contracts that contain volume variability, and contracts that contain modification clauses. As the Partnership progresses further in its analysis, the scope of this assessment could be expanded to include other contract elements that could have an accounting impact under the new standard.
The Partnership continues to assess the potential impacts of the new standard and cannot reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements at this time.

3. Asset Acquisitions

The Partnership enters into agreements to purchase renewable energy assets to increase the Partnership’s portfolio of Project Entities. The purchase agreements usually require an initial payment and contingent payments based on the project reaching certain milestones. For the period July 27, 2017 through December 31, 2017, the Partnership paid $4.8 million in initial and milestone payments included in deferred development costs.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

4. Property, Plant and Equipment
The following table presents the categories within property, plant and equipment, and accumulated depreciation as of December 31, 2017 (in thousands):

	December 31,	Depreciable Life (Years)
	2017
Development equipment	$2,434	2-10
Computer software	12	3-5
Land	1,320
	3,766
Less: accumulated depreciation	(1,056)
Property, plant and equipment, net	$2,710
The Partnership recorded depreciation expense in the consolidated statement of operations related to property, plant and equipment of $80 thousand for the period from July 27, 2017 through December 31, 2017.

5. Variable Interest Entities
Consolidated Variable Interest Entities
We have Project Entities in the U.S., Canada, and Mexico, in the development stage where the Partnership has 100% of the ownership interests, the entities are VIEs and we are the primary beneficiary.
As a result of the Contribution and the Second Contribution, the Partnership became the direct and indirect parent of five Project Entity structures that are subject to a profit-sharing arrangement under an X/Y share structure. The X shares have 100% of the voting interests and will receive 10% of the distributions after the Partnership has been returned all of its invested capital. The Y shares are non-voting and have no obligations to fund capital into the projects. The Project Entities are in the development stage, are VIEs and the Partnership has been determined to be the primary beneficiary.
The following presents the carrying amounts of the consolidated VIEs’ assets and liabilities included in the consolidated balance sheet (in thousands). Assets presented below are restricted for settlement of the consolidated VIEs’ obligations and all liabilities presented below can only be settled using the VIE’s resources.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

December 31,
2017
Assets
Current assets:
Cash and cash equivalents	$5,616
Restricted cash	2,451
Other current assets	6,199
Total current assets	14,266

Related party receivable	17,248
Deferred development costs	16,395
Construction in progress	164,288
Property, plant and equipment, net	1,364
Unconsolidated investments	—
Other assets	9,057
Total assets	$222,618

Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$16,174
Related party payable, current	628
Current portion of long-term debt	101,920
Total current liabilities	118,722

Other long-term liabilities	843
Total liabilities	$119,565
Unconsolidated Variable Interest Entities
The Partnership has variable interests through its equity interest in joint ventures projects in the U.S., Canada, and Mexico. The Project Entities are VIEs, but the Partnership is not the primary beneficiary; therefore, the Project Entities are accounted for under the equity method of accounting (Refer to Footnote 6. Unconsolidated Investments).
As of December 31, 2017, the Partnership’s maximum exposure to loss is estimated at $6.1 million, which represents the carrying value of the investments in unconsolidated VIEs. The maximum exposure to loss represents the maximum loss that the Partnership could be required to recognize assuming all the investees’ assets are worthless, without consideration of the probability of a loss or of any actions the Partnership may take to mitigate any such loss.

6. Unconsolidated Investments
The unconsolidated investments of $6.1 million comprise of seven investments with ownership percentages varying from 29.0% to 51.0%.
As a result of the Second Contribution, the Partnership has guaranteed 49.0% of the future contingent payments for a project under an asset purchase agreement. The guaranty is a guarantee of payment, not of collection or performance. The guarantee will terminate if the Partnership abandons the project or pays all contingent payment obligations up to the aggregate maximum recovery amount of $7.4 million.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

7. Other Assets
The following table presents the major components of other long-term assets as of December 31, 2017 (in thousands):

December 31,
2017
Deposits	$9,642
Other long-term assets	2,528
Other assets	$12,170

8. Long-Term Debt
The following table presents long-term debt as of December 31, 2017 (in thousands):

	Loan Balance	Contractual Interest Rate	Maturity
Loan Facility	$103,443	LIBOR plus 3.25%	June 2018
Less: deferred financing costs	(1,523)
Total debt	101,920
Less: current portion of long-term debt	(101,920)
Long-term debt, net	$—
On December 22, 2016, the Partnership entered into a financing agreement with two lenders for an equipment loan ("Loan Facility") of $68.4 million that has a maturity date of June 28, 2018. On April 28, 2017, a third lender was added to the financing agreement and that lender provided an additional $35.0 million. The Loan Facility accrues interest at LIBOR plus 3.25%. The financing provides for a LC facility of $44.2 million to satisfy security requirements under a transmission services agreement ("TSA") with the public utilities companies in southwest U.S.
Collateral for the Loan Facility includes a secured interest in a Project Entity's tangible assets, contractual rights and cash on deposit with the depository agent. The Loan Facility contains a broad range of covenants that, subject to certain exceptions, restrict the Project Entity’s ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions, or change their business.
As of the date of these financial statements, no events or conditions which constitutes an event of default in relation to these covenants existed.
For the period from July 27, 2017 through December 31, 2017, the Partnership incurred interest and amortized financing costs of $3.4 million, which was capitalized to construction in progress in the consolidated balance sheet and commitment fees related to letters of $1.2 million, which was recorded in interest expense.

9. Fair Value Measurements
The carrying value of financial instruments classified as current assets and current liabilities approximates their fair value based on the nature of their short maturity, and these instruments are presented in the Partnership's consolidated financial statements at carrying cost. The fair values of cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy.
The carrying value of debt is presented on the consolidated balance sheet, net of financing costs, discounts and premiums, which approximates the fair value of the variable interest rate debt. These debt fair values are Level 3 measurements because they are estimated based on the Partnership's incremental borrowing rates. (Refer to Footnote 2. Summary of Significant Accounting Policies).
Nonrecurring Fair Value Measurements

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
The Partnership periodically evaluates the carrying value of long-lived assets to be held and used when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved. These assets would generally be classified within Level 3 of the fair value hierarchy.

10. Income Taxes
The Partnership did not record any current or deferred tax expenses for the period from July 27, 2017 through December 31, 2017. The following table presents the principal components of the Partnership’s net deferred tax assets and liabilities as of December 31, 2017 (in thousands):

December 31,
2017
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$905
Other	142
Property, plant and equipment	543
Capitalized start-up costs	75
Investment in partnerships	(9)
Total gross deferred tax assets/(liabilities)	1,656
Less: valuation allowance	(1,656)
Total net deferred tax assets/(liabilities)	$—
The deferred tax assets and deferred tax liabilities resulted primarily from temporary differences between book and tax basis of assets and liabilities. The Partnership regularly assesses the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of the deferred tax assets. Should the Partnership determine that future realization of the tax benefits is more likely than not, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for the income taxes in the period of such determination.
As of December 31, 2017, the Partnership has net operating loss carryforwards in the amount of $3.3 million, which will begin to expire commencing in 2029 for U.S., Canada, and Mexico tax purposes.
The Partnership is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2017, the Partnership does not have any unrecognizable tax benefits and does not have any tax positions for which it is reasonably possible that the amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year ended December 31, 2017. The Partnership files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Partnership's U.S. and foreign income tax returns for 2013 and forward are subject to examination.
The Partnership has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. The Partnership did not incur any interest expense or penalties associated with unrecognized tax benefits during the year ended December 31, 2017.

11. Commitments and Contingencies
From time to time, the Partnership becomes involved in claims and legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the consolidated results of operations or cash flows of the Partnership.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

Commitments
The Partnership entered into various commitments with service providers related to the Partnership’s Project Entities and operations of its business. Outstanding commitments with these vendors were $12.8 million as of December 31, 2017.
The following table summarizes estimates of future commitments related to the various agreements that the Partnership has entered into (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Purchase agreements	$149,396	$11,266	$—	$—	$—	$—	$160,662
Operating leases	3,702	3,795	3,819	1,391	1,479	6,123	20,309
Total Commitments	$153,098	$15,061	$3,819	$1,391	$1,479	$6,123	$180,971
Purchase Agreements
On September 29, 2017, the Partnership entered into a turbine agreement with a major turbine producer to purchase wind turbines for $160.7 million. The payments and delivery of turbines are scheduled to begin in 2018.
Operating Leases
Rent expense recorded in the consolidated statement of operations as general and administrative expense was $2.1 million for the period from July 27, 2017 through December 31, 2017.
The Partnership entered into various long-term land leases and other land agreements for various projects in development. The leases have various terms based on the project's stage of development and most of the leases are cancelable if we do not proceed with construction or reach commercial operation. Some leases contain provisions that require us to purchase the property or part of the property if we reach commercial operation. Many of the leases have damage clauses that require us to pay for damages caused during our development activities. The leases include both fixed minimum and contingent rent based on us reaching development milestones and upon reaching commercial operation. If the project reaches commercial operation the contingent rent portion of the land leases will generally be based on total megawatts of electricity produced and delivered to the grid. Contingent rental payments are generally recognized as rent expenses as incurred.
Contingencies
Unrecorded Contingent Consideration
Unrecorded contingent consideration exists in our acquisition of Project Entities which are asset acquisitions. The nature of the contingencies may vary by contract but generally these contingent payments become due and payable upon (i) signing of a PPA, (ii) closing construction financing or (iii) the commercial operations date. In addition to achieving these milestones, the contingent consideration liabilities may also be subject to purchase price adjustments, such as the final amount of the PPA price, the name plate capacity or annual energy production level of the project. The amount of unrecorded contingent consideration is estimated to be $54.5 million at December 31, 2017.
The Partnership entered into agreements with law firms to engage them as counsel in connection with the development of one or more transmission expansion projects. Pursuant to the agreements, certain billings are only due if ground-breaking and construction financing occurs. As of December 31, 2017, we have not accrued any future payments under these agreements.
Letters of Credits
During development activities, the Partnership routinely enters into long term agreements, many of which require security deposits to guarantee our performance under the agreements. As of December 31, 2017, the Partnership has obtained letters of credit to provide security for four PPAs totaling $14.5 million and three interconnection agreements totaling $17.1 million. These letters of credit are recorded on the consolidated balance sheet as of December 31, 2017 as $14.2 million and $17.2 million in restricted cash and related party receivable, respectively. The LCs are generally released when the project begins commercial operations.
The Partnership entered into long term TSAs in order to be able to schedule the generator's energy to specific locations on the transmission providers' system. The various TSAs terminate from 2018 to 2048. To ensure its performance under the terms of the TSA, the Partnership obtained an LC facility of $44.2 million. As of December 31, 2017, the Partnership has not drawn on this LC facility.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

12. Related Party Transactions
Multilateral Service Agreement
The Partnership entered into a Multilateral Management Services Agreement ("MSA") with PEGH and PEGI, collectively, the Pattern Companies, which provides for the Partnership and the Pattern Companies to benefit, primarily on a cost-reimbursement basis, plus a 5.0% fee on certain direct costs, from the parties' respective management and other professional, technical and administrative personnel. Pursuant to the MSA, certain of PEGI’s executive officers, including its Chief Executive Officer and executive officers of PEGH ("shared Pattern executives"), also serve as executive officers of the Partnership and devote their time to the Partnership and the other Pattern Companies as is prudent in carrying out their executive responsibilities and fiduciary duties. The shared Pattern executives have responsibilities for the Partnership, PEGI and PEGH and, as a result, these individuals do not devote all of their time to the Partnership’s business. Under the terms of the MSA, the Partnership is required to reimburse the Pattern Companies for an allocation of the compensation paid to such shared Pattern executives reflecting the percentage of time spent providing services to the Partnership.
Furthermore, since the Partnership has no employees, the MSA costs are allocated from PEGI and PEGH to the Partnership and not vice versa. The MSA costs are included in related party general and administrative expenses, as applicable on the consolidated statement of operations. The MSA was further amended and restated in June 2017.
Other Arrangements with Pattern Companies
The Partnership entered into a purchase rights agreement that provides PEGI the right of first offer with respect to any power project that the Partnership decides to sell as well as a right of first offer with respect to Pattern Development 2.0 itself.
Pattern Development 2.0 was formed as a result of Project Entities contributed by Pattern Development 1.0 for an amount of $25.6 million as well as cash in the amount of $82.5 million. In June 2017, Pattern Development 1.0 and Pattern Development 2.0 entered into the Second Contribution to transfer additional Project Entities to the Partnership for $23.5 million. Five of the Project Entities contributed to the Partnership have an X/Y equity structure. The structure is designed to provide residual returns of PEGH. (Refer to Footnote 5. Variable Interest Entities).
From January 1, 2017 through April 27, 2017, PEGH contributed $13 million in exchange for partnership interest in the Partnership. On July 12, 2017, PEG LP 2’s General Partner executed the Capital and Redemption Agreement with Existing LPs and new investors, Riverstone II and PEGI.
Per the terms of the Capital and Redemption Agreement, a Capital Call was approved by PEG LP 2’s Board of Directors on July 12, 2017. The capital call funds were used to redeem all of PEGH’s investment in the Partnership. PEGI contributed $60.0 million giving PEGI approximately 20% equity ownership in the Partnership. On December 26, 2017, PEGI contributed an additional $7.3 million increasing PEGI's equity ownership to approximately 21%.
The Partnership funded LC deposits to guarantee the PPA performance of Grady Wind Energy Center, LLC ("Grady") and interconnection security deposits for other development projects. As of December 31, 2017, the Partnership has $17.2 million recorded in its consolidated balance sheet as a related party receivable related to these LC deposits. The deposits are held by Pattern Development 1.0 as restricted cash. The LC deposits will be released when the respective projects become operational, which is projected in 2019.
Services Agreements
As a result of the Contribution, the Partnership, through its wholly owned subsidiary, Grady, has a TSA with Western Interconnect LLC ("WI") (a subsidiary of PEGI), which enables Grady to connect to the grid once the windfarm is operational. Currently, Grady has not yet commenced construction, and no payments are due under these agreements. Grady has only provided a deposit to WI for the amount of $0.5 million, which is recorded as related party receivable.
Grady has a one-third undivided interest in common facilities shared with Broadview KW and Broadview JN (subsidiaries of PEGI), and collectively the three projects are parties to a common facilities operations and maintenance agreement with a subsidiary of PEGI, Pattern Operators LP. As a result of the undivided interest in the common shared facilities, in 2016, Grady recorded a $2.4 million deemed distribution related to the construction of the shared facility with Broadview JN. No other amounts are due or payable under the common facilities operations and maintenance agreement as Grady is still in early development and not yet operational.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

The following table presents amounts receivable from related parties as included in the consolidated balance sheet (in thousands):

December 31,
2017
Related party receivable:
Amounts due from Pattern Development 1. 0	$16,789
Amounts due from PEGI	459
Total related party receivable	$17,248
The following table presents amounts payable from related parties recognized under the MSA as included in the consolidated balance sheet (in thousands):

December 31,
2017
Related party payable:
Amounts due to Pattern Development 1.0	$9,468
Amounts due to PEGI	2,097
Total related party payable	$11,565
The table below presents expenses recognized for management services under the MSA, as included in the consolidated statement of operations for the period from July 27, 2017 through December 31, 2017 (in thousands):

Total
Related party expense from Pattern Development 1.0	$10,094
Related party expense from PEGI	1,683
Total related party expenses	$11,777

13. Partnership Capital
Class A and Class B Units
The Capital and Redemption Agreement effective July 27, 2017, authorized PEG LP 2 to issue Class A units to the Class A limited partners (the “Class A Partners”) and Class B units to the Class B limited partners (the “Class B Partners”).
PEG LP 2 is authorized to issue additional Class A units at $1.00 per share and admit additional Class A Partners with certain approvals and conditions as indicated in the Capital and Redemption Agreement. For the period from July 27, 2017 through December 31, 2017,
PEG LP 2 received capital contributions of $230.0 million from the Class A Partners. Additionally, during 2017 the Partnership redeemed $89.0 million to Class A Partners.
PEG LP 2 is authorized to issue up to 1,000,000 Class B units, of which six Class B-1 units were issued on December 8, 2016, and 752,494 Class B-2 units were issued on June 16, 2017. A total of 752,500 Class B units have been issued to Class B Partners.
Distributions and Allocations
Class A Partners are entitled to receive a Class A Preference Amount, which is equal to an annual pre-tax return of 8.0% compounded quarterly on all unreturned capital contributions.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2017

Class A units are senior to the Class B units with respect to distributions. Upon sale or liquidation of the Partnership, distributions would occur in the following order:

•	First, 100% to the Class A Partners in proportion to their unreturned capital contributions until unreturned capital contributions have been reduced to zero;

•	Second, 100% to the Class A Partners in proportion to their unpaid preference amounts until unpaid preference amounts have been reduced to zero;

•
Third, 50% to the Class A Partners in proportion to their respective Class A Unit Sharing Percentages and 50% to the Class B Limited Partners in proportion to their respective Class B Unit Sharing Percentages, until the Class B Payout occurs; and

•	Thereafter, 85% to the Class A Partners and 15% to the Class B Partners.
Board of Directors and Voting Rights
The Board of Directors shall consist of not less than five Directors: (a) three of whom shall be appointed by Riverstone II (“Riverstone Delegates”), and (b) two of whom shall be appointed by the Class B Majority (“Class B Delegates”). Each Director shall have one vote; however, Riverstone Delegates may cast more than one vote in certain circumstances to always give the Riverstone Delegates three votes.

14. Subsequent Event
The Partnership has evaluated subsequent events through February 24, 2018, which is the date these consolidated financial statements were available to be issued, and noted the following subsequent event.On February 12, 2018, the Partnership executed four Purchase and Sale Development Service Agreements ("Purchase Agreements") to purchase assets related to four solar farm projects. The total initial payment under the Purchase Agreements was $200 thousand with additional future contingent payments of approximately $8.0 million due to the seller based upon the projects achieving certain milestones.

Item 16.	Form 10-K Summary
None.