Form 10-Q
period 2018-06-30
Pattern Energy Group Inc.
filed 2018-08-09
CIK 1561660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 6, 2018 there were 98,096,323 shares of Class A common stock outstanding with par value of $0.01 per share.

PATTERN ENERGY GROUP INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pattern Energy Group Inc. Consolidated Balance Sheets (In thousands of U.S. Dollars, except share data) (Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents (Note 8)	$116,538	$116,753
Restricted cash (Note 8)	4,336	9,065
Counterparty collateral	5,824	29,780
Trade receivables (Note 8)	59,371	54,900
Derivative assets, current	16,148	19,445
Prepaid expenses (Note 8)	18,660	17,847
Deferred financing costs, current, net of accumulated amortization of $2,409 and $2,580 as of June 30, 2018 and December 31, 2017, respectively	1,422	1,415
Assets held for sale	307,231	—
Other current assets (Note 8)	21,726	21,105
Total current assets	551,256	270,310
Restricted cash (Note 8)	10,004	12,162
Major construction advances	48,898	—
Construction in progress	192,317	—
Property, plant and equipment, net (Note 8)	3,797,098	3,965,121
Unconsolidated investments	343,512	311,223
Derivative assets	17,341	9,628
Deferred financing costs	8,744	7,784
Net deferred tax assets	3,353	6,349
Finite-lived intangible assets, net (Note 8)	226,422	136,048
Goodwill	57,736	—
Other assets (Note 8)	27,421	22,906
Total assets	$5,284,102	$4,741,531

Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities (Note 8)	$38,799	$53,615
Accrued construction costs (Note 8)	9,383	1,369
Counterparty collateral liability	5,824	29,780
Accrued interest (Note 8)	14,383	16,460
Dividends payable	42,072	41,387
Derivative liabilities, current	3,188	8,409
Revolving credit facility	201,000	—
Current portion of long-term debt, net	61,583	51,996
Liabilities related to assets held for sale	207,073	—
Other current liabilities (Note 8)	25,643	14,018
Total current liabilities	608,948	217,034
Long-term debt, net	1,923,743	1,878,735
Derivative liabilities	24,464	20,972
Net deferred tax liabilities	116,849	56,491
Finite-lived intangible liabilities, net (Note 8)	58,195	51,194
Contingent liabilities (Note 8)	165,214	62,398
Other long-term liabilities (Note 8)	152,998	106,565
Total liabilities	3,050,411	2,393,389
Commitments and contingencies (Note 17)
Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 98,096,323 and 97,860,048 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	983	980
Additional paid-in capital	1,210,610	1,234,846
Accumulated income (loss)	—	(112,175)
Accumulated other comprehensive loss	(32,756)	(25,691)
Treasury stock, at cost; 178,346 and 157,812 shares of Class A common stock as of June 30, 2018 and December 31, 2017, respectively	(3,892)	(3,511)
Total equity before noncontrolling interest	1,174,945	1,094,449
Noncontrolling interest	1,058,746	1,253,693
Total equity	2,233,691	2,348,142
Total liabilities and equity	$5,284,102	$4,741,531
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Operations (In thousands of U.S. Dollars, except share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Electricity sales	$135,951	$105,736	$238,098	$204,170
Other revenue	3,989	2,024	13,501	4,423
Total revenue	139,940	107,760	251,599	208,593
Cost of revenue:
Project expense	33,665	33,405	68,227	62,505
Transmission costs	7,643	4,722	14,833	4,792
Depreciation, amortization and accretion	54,979	48,518	110,431	92,258
Total cost of revenue	96,287	86,645	193,491	159,555
Gross profit	43,653	21,115	58,108	49,038
Operating expenses:
General and administrative	9,089	11,777	19,795	22,901
Related party general and administrative	3,663	3,576	7,731	7,002
Impairment loss	4,238	—	4,238	—
Total operating expenses	16,990	15,353	31,764	29,903
Operating income	26,663	5,762	26,344	19,135
Other expense:
Interest expense	(27,709)	(24,839)	(53,153)	(47,394)
Gain (loss) on derivatives	8,801	(4,751)	14,461	(5,399)
Earnings (loss) in unconsolidated investments, net	(742)	14,519	17,470	31,395
Net loss on transactions	(2,002)	(807)	(3,100)	(1,119)
Other income (expense), net	(2,375)	(27)	(5,222)	553
Total other expense	(24,027)	(15,905)	(29,544)	(21,964)
Net income (loss) before income tax	2,636	(10,143)	(3,200)	(2,829)
Tax provision	4,410	4,541	11,194	9,316
Net loss	(1,774)	(14,684)	(14,394)	(12,145)
Net loss attributable to noncontrolling interest	(34,492)	(28,904)	(183,034)	(32,018)
Net income attributable to Pattern Energy	$32,718	$14,220	$168,640	$19,873

Weighted-average number of common shares outstanding
Basic	97,459,472	87,065,591	97,444,016	87,064,110
Diluted	97,496,217	87,217,381	105,662,687	87,257,130
Earnings per share attributable to Pattern Energy
Basic	$0.34	$0.16	$1.73	$0.23
Diluted	$0.34	$0.16	$1.67	$0.23
Dividends declared per Class A common share	$0.42	$0.42	$0.84	$0.83

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Comprehensive Income (Loss) (In thousands of U.S. Dollars) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(1,774)	$(14,684)	$(14,394)	$(12,145)
Other comprehensive income (loss):
Foreign currency translation, net of zero tax impact	(13,346)	7,286	(22,448)	9,749
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit (provision) of $100, ($98), $1,046 and ($59), respectively	4,991	(3,877)	8,736	(4,418)
Reclassifications to net loss due to de-designation of interest rate derivatives, net of zero tax impact	(1,529)	—	(1,529)	—
Reclassifications to net loss, net of tax impact of $74, $236, $339 and $487, respectively	1,222	2,164	2,618	4,483
Total change in effective portion of change in fair value of derivatives	4,684	(1,713)	9,825	65
Proportionate share of equity investee’s derivative activity:
Effective portion of change in fair market value of derivatives, net of tax provision of ($184), ($1,064), ($475) and ($285), respectively	509	2,950	1,317	790
Reclassifications to net loss, net of tax impact of $408, $629, $898 and $1,661, respectively	1,129	1,747	2,489	4,608
Total change in effective portion of change in fair value of derivatives	1,638	4,697	3,806	5,398
Total other comprehensive income (loss), net of tax	(7,024)	10,270	(8,817)	15,212
Comprehensive income (loss)	(8,798)	(4,414)	(23,211)	3,067
Less comprehensive income (loss) attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(34,492)	(28,904)	(183,034)	(32,018)
Foreign currency translation, net of zero tax impact	(1,286)	—	(2,913)	—
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax benefit (provision) of $42, $93, ($108) and $101, respectively	375	(253)	981	(274)
Reclassifications to net gain due to de-designation of interest rate derivatives, net of zero tax impact	(447)	—	(447)	—
Reclassifications to net loss, net of tax impact of ($25), $29, $3 and $62, respectively	280	79	627	167
Total change in effective portion of change in fair value of derivatives	208	(174)	1,161	(107)
Comprehensive loss attributable to noncontrolling interest	(35,570)	(29,078)	(184,786)	(32,125)
Comprehensive income attributable to Pattern Energy	$26,772	$24,664	$161,575	$35,192
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Stockholders’ Equity (In thousands of U.S. Dollars, except share data) (Unaudited)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest		Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2016	87,521,651	$875	(110,964)	$(2,500)	$1,145,760	$(94,270)	$(62,367)	$987,498	$891,246		$1,878,744
Issuance of Class A common stock under equity incentive award plan	231,311	3	—	—	(3)	—	—	—	—		—
Repurchase of shares for employee tax withholding	—	—	(4,182)	(97)	—	—	—	(97)	—		(97)
Stock-based compensation	—	—	—	—	2,768	—	—	2,768	—		2,768
Dividends declared	—	—	—	—	(72,934)	—	—	(72,934)	—		(72,934)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	325,600		325,600
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,164)		(9,164)
Other	—	—	—	—	(143)	—	—	(143)	(127)		(270)
Net income (loss)	—	—	—	—	—	19,873	—	19,873	(32,018)		(12,145)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	15,319	15,319	(107)		15,212
Balances at June 30, 2017	87,752,962	$878	(115,146)	$(2,597)	$1,075,448	$(74,397)	$(47,048)	$952,284	$1,175,430		$2,127,714

Balances at December 31, 2017	98,017,860	$980	(157,812)	$(3,511)	$1,234,846	$(112,175)	$(25,691)	$1,094,449	$1,253,693		$2,348,142
Issuance of Class A common stock under equity incentive award plan	256,809	3	—	—	(3)	—	—	—	—		—
Repurchase of shares for employee tax withholding	—	—	(20,534)	(381)	—	—	—	(381)	—		(381)
Stock-based compensation	—	—	—	—	2,277	—	—	2,277	—		2,277
Dividends declared	—	—	—	—	(26,301)	(56,465)	—	(82,766)	—		(82,766)
Acquisitions	—	—	—	—	—	—	—	—	11,113	—	11,113
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(21,274)		(21,274)
Other	—	—	—	—	(209)	—	—	(209)	—		(209)
Net income (loss)	—	—	—	—	—	168,640	—	168,640	(183,034)		(14,394)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7,065)	(7,065)	(1,752)		(8,817)
Balances at June 30, 2018	98,274,669	$983	(178,346)	$(3,892)	$1,210,610	$—	$(32,756)	$1,174,945	$1,058,746		$2,233,691

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities
Net loss	$(14,394)	$(12,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	110,431	92,258
Contingent liability accretion	5,716	—
Impairment loss	4,238	—
Amortization of financing costs	2,526	3,852
Amortization of debt discount/premium, net	2,477	2,227
Amortization of power purchase agreements, net	3,894	1,489
Loss (gain) on derivatives	(1,542)	10,331
Stock-based compensation	2,277	2,768
Deferred taxes	10,914	9,149
Earnings in unconsolidated investments, net	(17,470)	(31,395)
Distributions from unconsolidated investments	33,041	31,710
Other reconciling items	(67)	(1,017)
Changes in operating assets and liabilities:
Counterparty collateral asset	23,956	9,199
Trade receivables	(9,689)	(7,995)
Prepaid expenses	899	2,202
Other current assets	6,316	(3,638)
Other assets (non-current)	(1,737)	2,561
Accounts payable and other accrued liabilities	(13,889)	31,001
Counterparty collateral liability	(23,956)	(9,199)
Accrued interest	166	8,569
Other current liabilities	(7,141)	4,333
Long-term liabilities	7,858	10,648
Contingent liabilities	(1,508)	275
Derivatives	228	—
Net cash provided by operating activities	123,544	157,183
Investing activities
Cash paid for acquisitions, net of cash and restricted cash acquired	(157,543)	(170,028)
Payment for construction advances/deposits	(53,727)	—
Payment for construction in progress	(24,644)	—
Capital expenditures	(7,441)	(39,087)
Distributions from unconsolidated investments	4,333	8,390
Other assets	(319)	7,552
Investment in Pattern Development 2.0	(57,055)	—
Other investing activities	—	12
Net cash used in investing activities	(296,396)	(193,161)

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In thousands of U.S. Dollars) (Unaudited)

	Six months ended June 30,
	2018	2017
Financing activities
Dividends paid	(82,487)	(71,544)
Capital distributions - noncontrolling interest	(21,274)	(9,163)
Payment for financing fees	(6,954)	(7,740)
Proceeds from revolving credit facility	333,000	85,000
Repayment of revolving credit facility	(132,000)	(205,000)
Proceeds from long-term debt	126,775	404,395
Repayment of long-term debt	(34,541)	(74,824)
Repayment of note payable - related party	(909)	—
Other financing activities	154	(3,618)
Net cash provided by financing activities	181,764	117,506
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,388)	2,248
Net increase in cash, cash equivalents and restricted cash including cash classified within current assets and liabilities held for sale	6,524	83,776
Add: Net (decrease) in cash classified within current assets and liabilities held for sale	(13,626)	—
Net change in cash, cash equivalents and restricted cash	(7,102)	83,776
Cash, cash equivalents and restricted cash at beginning of period	137,980	109,371
Cash, cash equivalents and restricted cash at end of period	$130,878	$193,147
Supplemental disclosures
Cash payments for income taxes	$443	$288
Cash payments for interest expense	$48,721	$33,666
Business combination:
Assets acquired, net of cash and restricted cash acquired	$627,241	$665,014
Liabilities assumed	352,570	148,456
Less: Noncontrolling interests	11,113	325,600
Net assets acquired, net of cash and restricted cash acquired	$263,558	$190,958
Schedule of non-cash activities
Change in property, plant and equipment	$117,103	$1,110
Change in other assets	$202	$2,492
Accrual of dividends	$87	$—

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Organization
Pattern Energy Group Inc. (Pattern Energy or the Company) was organized in the state of Delaware on October 2, 2012. Pattern Energy is an independent energy generation company focused on constructing, owning and operating energy projects with long-term energy sales contracts. Pattern Energy Group LP (Pattern Development 1.0) owns a 5.1% interest in the Company at June 30, 2018. The Pattern Development Companies (Pattern Development 1.0, Pattern Energy Group 2 LP (Pattern Development 2.0) and their respective subsidiaries) are leading developers of renewable energy and transmission projects.
The Company consists of the consolidated operations of certain entities purchased principally from Pattern Development 1.0, except for purchases of Lost Creek, Post Rock and certain additional interests in El Arrayán (each as defined below) which were purchased from third-parties. Each of the Company's wind and solar projects and certain assets are included in the Company's subsidiaries as follows:

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

•
Pattern Chile Holdings LLC (which includes a controlling interest in Parque Eólico El Arrayán SpA (El Arrayán Wind) and a controlling interest in Don Goyo Transmisión S.A. (Don Goyo), a transmission asset of El Arrayán Wind) (see Note 4, Assets Held for Sale); and

•
Green Power Tsugaru Holdings G.K. (Tsugaru Holdings) (which consists primarily of 100% ownership of Green Power Tsugaru G.K. (Tsugaru)) and Green Power Generation G.K. (which consists primarily of 100% ownership in GK Green Power Otsuki (Ohorayama), Otsuki Wind Power Corporation (Otsuki), and GK Green Power Kanagi (Kanagi), and consolidated controlling interest in GK Green Power Futtsu (Futtsu)). (See Note 5, Acquisitions).

During the six months ended June 30, 2018, the Company has funded $57.1 million into Pattern Development 2.0 of which approximately $27 million was used by Pattern Development 2.0 to fund the purchase of Green Power Investments (GPI), located in Japan. As of June 30, 2018, the Company has funded $124.4 million in aggregate and holds an approximately 24% ownership interest in Pattern Development 2.0.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated in consolidation.

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments of a normal recurring nature, necessary for a fair statement of the Company’s financial position at June 30, 2018, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, respectively, and the cash flows for the six months ended June 30, 2018 and 2017, respectively. The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
In the second quarter of 2018, the Company identified a $1.3 million error in tax expense related to the recognition of net operating loss carryforwards in its Chilean entity. The Company concluded the error was not material to any previously reported period and is not material to 2018. The Company recorded the error as an out-of-period adjustment in the second quarter of 2018.
Reconciliation of Cash and Cash Equivalents and Restricted Cash as Presented on the Statements of Cash Flows
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$116,538	$116,753
Restricted cash - current	4,336	9,065
Restricted cash	10,004	12,162
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$130,878	$137,980
Assets Held for Sale
The Company records assets held for sale at the lower of the carrying value or fair value less costs to sell. The following criteria are used to determine if property is held for sale: (i) management has the authority and commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) there is an active program to locate a buyer and the plan to sell the property has been initiated; (iv) the sale of the property is probable within one year; (v) the property is being actively marketed at a reasonable price relative to its current fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.
In determining the fair value of the assets less costs to sell, the Company considers factors including current sales prices and any recent legitimate offers. If the estimated fair value less costs to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less costs to sell. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in the Company's historical analysis. The Company's assumptions about project sale prices require significant judgment because the current market is highly sensitive to changes in economic conditions. The Company estimates the fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in additional impairments if market conditions deteriorate. When assets are classified as held for sale, the Company does not continue to record depreciation or amortization for the respective assets.
Major Construction Advances
Major construction advances represent amounts advanced to suppliers for the manufacture of wind turbines, transmission lines, and solar panels in accordance with component equipment supply agreements for the Company's projects and for which the Company has not taken title or advances to builders in accordance with balance of plant contracts. These advances are reclassified to construction in progress when the Company takes legal title to the equipment.
Goodwill
The Company records goodwill when the cost of an acquisition exceeds the fair value of the tangible and identified intangibles of the acquired business. Goodwill is not amortized, but is subject to an assessment for impairment at least annually or more frequently if events occur or circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.
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
As of December 31, 2017, the Company was able to make a reasonable estimate of the impact of several provisions of the Tax Act, including the repatriation provisions and the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21% which impacts the Company's U.S. deferred tax assets and deferred liabilities. The U.S operations as of December 31, 2017 were in a net deferred tax asset position offset by a full valuation allowance and thus, any adjustments to the deferred accounts did not impact the tax provision. Although the Company made a reasonable estimate of the amounts related to the repatriation provisions and deferred tax assets and deferred tax liabilities disclosed, a final determination of the Tax Act’s impact on the Company’s tax provision and deferred tax assets and deferred tax liabilities and related valuation allowance requirements remained incomplete as of December 31, 2017 pending a full analysis of the provisions and their interpretations. As of June 30, 2018, the Company has not changed the provisional estimates recognized in 2017, and therefore no impact was reflected in the effective tax rate for the period ended June 30, 2018. Given the complexity of the Tax Act, the Company is still evaluating the tax impact and obtaining the information, including data from third parties and other items, required to complete the accounting. The date the Company expects to complete the accounting is not currently determinable while it continues to obtain the information required to complete the accounting.
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
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The

Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method. The adoption did not have material impact on the Company's consolidated financial statements, other than additional disclosures. See Note 3, Revenue for further details.
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is implementing a number of system enhancements to facilitate the identification, tracking and reporting of leases based upon the requirements of the new lease standard. The Company is also assessing the accounting impact of the ASU 2016-02 as it applies to its power purchase agreements (PPAs), land leases, office leases and equipment leases. As the Company progresses further in its analysis, the scope of this assessment could be expanded to review other types of contracts. The Company is continuing to assess the transition options and practical expedients, and monitoring industry implementation issues. The Company will adopt ASU 2016-02, as updated through various amendments, beginning January 1, 2019.
3.    Revenue
The Company sells electricity and related renewable energy credits (RECs) under the terms of PSAs or at market prices. Depending on the terms of the PSAs, the Company may account for the contracts as operating leases pursuant to ASC 840, Leases (ASC 840), derivative instruments pursuant to ASC 815, Derivatives and Hedging (ASC 815) or contracts with customers pursuant to Topic 606. A majority of the Company's revenues are accounted for under ASC 840 or ASC 815.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Revenue from contracts with customers
Electricity sales under PSA	17,414	16,580	38,100	35,401
Electricity sales to market	4,536	3,116	6,729	6,515
REC sales	3,398	2,044	5,345	4,326
Total revenue from contracts with customers	25,348	21,740	50,174	46,242
Other electricity sales (2)	110,603	83,996	187,924	157,928
Related party other revenue	3,989	2,024	13,501	4,423
Total revenue	$139,940	$107,760	$251,599	$208,593
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) Includes revenue from PSAs accounted for as leases and energy hedge contracts.

Electricity Sales
The Company generates revenues primarily by delivering electricity to customers under PSAs and market participants. The revenues are primarily determined by the price of the electricity under the PSAs or market price multiplied by the amount of electricity that the Company delivers.
The Company transfers control of the electricity over time and the customer simultaneously receives and consumes the benefits provided by the Company's performance as it performs. Accordingly, the Company has concluded that the sale of electricity over the term of the agreement represents a series of distinct goods that are substantially the same and that have the same pattern of transfer to the customer. Each distinct transfer of electricity in megawatt hours (MWh) that the Company promises to transfer to the customer meets the criteria to be a performance obligation satisfied over time. The electricity sales are recognized based on an output measure, as each MWh is delivered to the customers. The Company recognizes revenue based on the amount invoiced on the basis of the prices multiplied by MWh delivered. The Company does not determine the total transaction price at contract inception, allocate the transaction price to performance obligations, or disclose the value of remaining performance obligations for contracts for which it recognizes revenue as invoiced.
Transaction Price Allocated to the Remaining Performance Obligations
The Company expects to recognize under PSAs for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted as of June 30, 2018 (in thousands):

Amount
Remainder of 2018	$41,953
2019	73,233
2020	60,662
2021	60,662
2022	60,662
Thereafter	255,467
Total	$552,639
Renewable Energy Credits Sales
Each promise to deliver RECs is a distinct performance obligation that is satisfied at a point in time as none of the criteria are met to account for such promise as performance obligation satisfied over time. The Company either delivers RECs with electricity under PSAs or on a standalone basis (in a contract that does not include electricity). When RECs are sold on a standalone basis, the revenue related to the RECs is recognized at the point in time at which control of the energy credits is transferred to customers. RECs delivered under PSAs with electricity are immaterial in the context of the contracts with customers and therefore not separately accounted for.
Remaining performance obligations represent the transaction price of standalone RECs for which RECs have not been delivered to the customer's account. The transaction price is determined on the basis of the stated contract price multiplied by RECs to be delivered. As of June 30, 2018, approximately $21.5 million of revenue is expected to be recognized from remaining performance obligations associated with existing contracts for the standalone sale of RECs. The Company expects to recognize revenue on approximately half of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.
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

4.    Assets Held for Sale
Chilean Sale
On May 21, 2018, the Company, through its indirect wholly-owned subsidiaries, entered into a stock purchase agreement (El Arrayán SPA) with a third party pursuant to which the Company agreed to sell, and the buyer agreed to purchase, certain subsidiaries which hold approximately a 71% interest in El Arrayán Wind and assets and rights relating to ownership and operation of an extension of the trunk transmission system in Chile. El Arrayán Wind is a wind electric generation facility located approximately 400 kilometers north of Santiago on the coast of Chile in which the Company has an owned interest of approximately 81 MW. The Company expects to receive cash consideration of $68.5 million, subject to working capital adjustments, and expects to close the transaction within one year.
Upon entering the El Arrayán SPA, the Company classified the assets and liabilities, held by the identified subsidiaries, as held for sale. The Company measured impairment loss as the difference between the carrying amount of the net assets and the sales price less estimated costs to sell. As a result, the Company recorded a total impairment loss of $4.2 million as of June 30, 2018.
The following table summarizes the fair value of the major classes of assets and liabilities which are classified as held for sale in the consolidated balance sheets (in thousands):

June 30, 2018
Assets
Cash, and cash equivalents	$8,149
Restricted cash	5,477
Trade receivables	7,094
Property, plant and equipment, net	284,642
Other assets	1,869
Total assets held for sale	$307,231

Liabilities
Accounts payable and other accrued liabilities	$7,556
Long-term debt	184,989
Net deferred tax liabilities	10,652
Other liabilities	3,876
Total liabilities held for sale	$207,073

Less noncontrolling interest	31,713
Net assets and liabilities held for sale attributable to Pattern Energy	$68,445
5.    Acquisitions
Business Combinations
Japan Acquisition
On March 7, 2018, pursuant to a series of purchase and sale agreements with Pattern Development 1.0 and GPI, the Company acquired Tsugaru Holdings which owns Tsugaru, a project company currently constructing a 122 MW name plate capacity wind facility in Aomori Prefecture, Japan expected to commence commercial operations in early to mid-2020; Ohorayama, a wind project located in Kochi Prefecture, Japan, with a name plate capacity of 33 MW that commenced commercial operations in March 2018; Kanagi, a solar project located in Shimane Prefecture, Japan, with a name plate capacity of 10 MW that commenced commercial operations in 2016; Otsuki, a wind project located in Kochi Prefecture, Japan, with a name plate capacity of 12 MW that commenced commercial operations in 2006; and Futtsu, a solar project located in Chiba Prefecture, Japan, with a name plate capacity of 29 MW that commenced commercial operations in 2016; collectively referred to as the Japan Acquisition. The acquisition is in alignment with the Company's strategy to expand its portfolio of power generating projects.

Total consideration for the Japan Acquisition was $282.5 million, which consisted of approximately $176.6 million of cash and post-closing contingent payments with an acquisition date fair value of approximately $105.9 million. As part of the acquisition, the Company also assumed $181.3 million of debt. The Company incurred transaction-related expenses of $1.3 million which were recorded in net loss on transactions in the consolidated statements of operations for the six months ended June 30, 2018.
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
The following table details the total consideration paid by the Company and the fair value of the assets acquired and liabilities assumed (in thousands):

March 7, 2018
Consideration	$282,548
Identifiable assets acquired:
Cash and cash equivalents (1)	$10,100
Restricted cash, current (1)	8,325
Trade receivables (1)	3,005
Prepaid expenses (1)	2,207
Other current assets (1)	8,368
Major equipment advances (1)	1,240
Restricted cash, noncurrent (1)	565
Deferred financing costs, net (1)	1,337
Property, plant and equipment	263,281
Construction in progress	180,949
Land (1)	112
Goodwill	60,302
Finite lived intangible assets	103,170
Other noncurrent assets (1)	3,270
Identifiable liabilities assumed:
Accounts payable and other accrued liabilities (1)	(6,607)
Accrued interest (1)	(474)
Accrued construction costs (1)	(4,128)
Contingent liabilities, current	(16,249)
Current portion of long-term debt	(7,511)
Other current liabilities (1)	(22,094)
Long-term debt	(173,828)
Deferred tax liabilities	(67,179)
Asset retirement obligations	(39,872)
Finite lived intangible liability	(9,252)
Derivative liabilities	(5,376)
Assets and liabilities assumed before noncontrolling interests	293,661
Less: noncontrolling interests	(11,113)
Consideration	$282,548
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
The predecessor’s tax bases were carried forward for tax purposes. Accordingly, the Company recorded deferred tax liabilities on the bases differences arising from the step up to fair value for financial reporting purposes but not for tax purposes.
The Company assumed a $16.2 million contingent liability as part of the acquisition. The payment of this liability is subject to the completion of a construction milestone at Tsugaru and is calculated based on the nameplate capacity of Tsugaru.
Contingent purchase consideration with a fair value of $102.9 million, subject to foreign currency exchange rate changes, is contingent upon term conversion of the Tsugaru construction loan and to the extent such term conversion does not occur such consideration will be made upon the commencement of commercial operations of Tsugaru, both of which are expected to occur in 2020. Additionally, the Company is obligated to make a $3.0 million, subject to foreign currency exchange rate changes, cash distribution payment to Pattern Development 1.0 upon term conversion of the Ohorayama construction loan which occurred in June 2018. The payment of this consideration is expected to occur in late 2018. See Note 14, Fair Value Measurements for further discussion in the fair value of the contingent consideration.
The accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed are based on preliminary calculations and valuations, and the estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date). During the three months ended June 30, 2018, the Company adjusted the initial valuation by increasing property, plant and equipment by $0.6 million and decreasing construction in progress by $0.6 million which are a result of the updated inputs used in determining the fair value of these assets and liabilities.
Broadview Project Acquisition
On April 21, 2017, pursuant to a Purchase and Sale Agreement with Pattern Development 1.0, the Company acquired a 100% ownership interest in Broadview Project which indirectly owns both 100% of the Class B membership interest in Broadview Energy Holdings LLC (Broadview Holdings) and a 99% ownership interest in Western Interconnect, a 35-mile 345 kV transmission line. Broadview Holdings owns 100% ownership interests that comprise the 324 MW Broadview wind power projects, which achieved commercial operations in the first quarter of 2017. The acquisition is in alignment with the Company's strategy to expand its portfolio of generating projects. The Company's indirect Class B membership interest in Broadview Holdings represents an 84% initial interest in distributable cash flow from Broadview. Consideration consisted of $214.7 million of cash, a $2.4 million assumed liability and a post-closing payment of approximately $21.3 million contingent upon the commercial operation of the Grady Project (as defined below). As part of the acquisition, the Company also assumed $51.2 million of construction debt and related accrued interest outstanding at Western Interconnect which was immediately extinguished, and concurrently the Company entered into a variable rate term loan for $54.4 million. The Grady Wind Energy Center LLC (the Grady Project) is a wind power project being developed by Pattern Development 2.0 separately from Broadview, which is under construction, and which will be interconnected through Western Interconnect.
The identifiable assets, operating contracts and liabilities assumed for the Broadview Project were recorded at their fair values, which corresponded to the sum of the cash purchase price, contingent consideration payment, and the fair value of the other investors' noncontrolling interests. As described in the Company's Form 10-K for the year ended December 13, 2017, the accounting for the Broadview Project acquisition is final.
Supplemental Pro Forma Data (unaudited)
Ohorayama commenced operations in March 2018 and until approximately one week before acquisition, Ohorayama was still under construction. In addition, Tsugaru is expected to commence commercial operations in early to mid-2020. Therefore, pro forma data for Ohorayama and Tsugaru have not been provided as there is no material difference between pro forma data that give effects to the Japan Acquisition as if it had occurred on January 1, 2017 and the actual data reported for the three and six months ended June 30, 2018 and 2017.
Broadview reached commercial operations in March 2017 and until approximately three weeks before acquisition, Broadview was still under construction. Therefore, pro forma data for Broadview has not been provided as there is no material difference between pro forma data that give effect to the Broadview Project acquisition as if it had occurred on January 1, 2017 and actual data reported for the three and six months ended June 30, 2018 and 2017.

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

Unaudited pro forma data (in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Pro forma total revenue	$139,940	$115,185	$255,334	$222,228
Pro forma total expenses	(141,714)	(130,957)	(269,068)	(235,797)
Pro forma net loss	(1,774)	(15,772)	(13,734)	(13,569)
Less: pro forma net loss attributable to noncontrolling interest	(34,492)	(28,759)	(182,828)	(31,801)
Pro forma net income attributable to Pattern Energy	$32,718	$12,987	$169,094	$18,232
The following table presents the amounts included in the consolidated statements of operations for the acquisitions discussed above since their respective dates of acquisition:

Unaudited data (in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total revenue	$29,059	$49,937
Total expenses	(26,324)	(46,829)
Net income	2,735	3,108
Less: net loss attributable to noncontrolling interest	(17,004)	(38,577)
Net income attributable to Pattern Energy	$19,739	$41,685
6.    Property, Plant and Equipment
The following presents the categories within property, plant and equipment (in thousands):

	June 30,	December 31,
	2018	2017
Operating wind farms	$4,521,482	$4,640,718
Transmission line	93,849	93,849
Furniture, fixtures and equipment	12,285	12,643
Land	248	141
Subtotal	4,627,864	4,747,351
Less: accumulated depreciation	(830,766)	(782,230)
Property, plant and equipment, net	$3,797,098	$3,965,121
The Company recorded depreciation expense related to property, plant and equipment of $53.8 million and $107.9 million for the three and six months ended June 30, 2018, respectively, and recorded $47.5 million and $90.5 million for the same periods in the prior year.

7.    Finite-Lived Intangible Assets and Liabilities and Goodwill
Finite-Lived Intangible Assets and Liabilities
The following presents the major components of the finite-lived intangible assets and liabilities (in thousands):

	June 30, 2018
	Weighted Average Remaining Life	Gross	Accumulated Amortization	Net
Intangible assets
Power purchase agreements	16	$224,528	$(23,161)	$201,367
Industrial revenue bond tax savings	24	12,778	(611)	12,167
Other intangible assets	33	13,898	(1,075)	12,823
Leasehold interest	8	$67	$(2)	$65
Total intangible assets		$251,271	$(24,849)	$226,422
Intangible liabilities
Power purchase agreement	14	$60,300	$(10,840)	$49,460
Leasehold interest	23	8,858	(123)	8,735
Total intangible liabilities		$69,158	$(10,963)	$58,195

	December 31, 2017
	Weighted Average Remaining Life	Gross	Accumulated Amortization	Net
Intangible assets
Power purchase agreement	15	$127,084	$(17,611)	$109,473
Industrial revenue bond tax savings	24	12,778	(351)	12,427
Other intangible assets	34	15,234	(1,086)	14,148
Total intangible assets		$155,096	$(19,048)	$136,048
Intangible liability
Power purchase agreement	15	$60,300	$(9,106)	$51,194
The Company presents amortization of the PPA assets and PPA liabilities as an offset to electricity sales in the consolidated statements of operations, which resulted in net expense of $2.5 million and $3.9 million for the three and six months ended June 30, 2018, respectively, and net expense of $0.7 million and $1.5 million for the same periods in 2017, respectively. For other intangible assets, the Company includes the amortization in depreciation, amortization and accretion in the consolidated statements of operations and recorded amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, and amortization expense of $0.1 million and $0.2 million for the same periods in 2017, respectively.
As part of the 2017 Broadview acquisition, the Company acquired an intangible asset related to future property tax savings resulting from the issuance of industrial revenue bonds during construction of the project. The intangible asset is being amortized to depreciation, amortization and accretion in the consolidated statements of operations. The Company recorded amortization expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.2 million for the same periods in 2017, respectively, related to the industrial revenue bond tax savings intangible asset.
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

The following table presents estimated future amortization for the next five years related to the Company's finite-lived intangible assets and liabilities (in thousands):

Year ended December 31,	Power purchase agreements, net	Industrial revenue bond tax savings	Other intangible assets	Leasehold interests
2018 (remainder)	$4,874	$256	$278	$(189)
2019	9,748	512	556	(379)
2020	9,748	512	556	(379)
2021	9,748	512	556	(379)
2022	9,748	512	556	(379)
Thereafter	108,092	9,862	10,278	(6,968)
Goodwill
In connection with the Japan Acquisition the Company recognized goodwill of $60.3 million, which was allocated to the power projects reporting unit.
The following table presents a reconciliation of the beginning and ending carrying amounts of goodwill (in millions):

Total
Balances at December 31, 2017	$—
Net additions during the period(1)	60.3
Balances at March 31, 2018	$60.3
Foreign currency translation adjustment	(2.6)
Balances at June 30, 2018	$57.7

(1)	The Company recorded goodwill on March 7, 2018 as a result of the Japan Acquisition.
8.     Variable Interest Entities
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
The Company’s equity method investment in Pattern Development 2.0 is considered to be a VIE primarily because the total equity at risk is not sufficient to permit Pattern Development 2.0 to finance its activities without additional subordinated financial support by the equity holders. The Company does not hold the power or benefits to be the primary beneficiary and does not consolidate the VIE. The carrying value of its unconsolidated investment in Pattern Development 2.0 was $107.9 million as of June 30, 2018. The Company's maximum exposure to loss is equal to the carrying value of the investment.

The following table summarizes the carrying amounts of major consolidated balance sheet items for consolidated VIEs as of June 30, 2018 and December 31, 2017. All assets (excluding deferred financing costs, net and finite-lived intangible assets, net) and liabilities of a consolidated VIE presented below are (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	June 30, 2018		December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$31,395		$33,273
Restricted cash	4,336		4,314
Trade receivables	12,759		12,769
Prepaid expenses	7,050		4,965
Other current assets	1,513		2,597
Deferred financing costs, net	135	150	150
Total current assets	57,188		58,068

Restricted cash	614		3,330
Property, plant and equipment, net	1,935,581		1,984,606
Deferred financing costs, net	1,489		1,549
Finite-lived intangible assets, net	11,903		12,210
Other assets	12,830		12,984
Total assets	$2,019,605		$2,072,747

Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$17,001		26,826
Accrued construction costs	13		759
Accrued interest	127		78
Other current liabilities	3,867		4,789
Total current liabilities	21,008		32,452

Finite-lived intangible liability, net	49,460		51,194
Contingent liabilities	—		87
Other long-term liabilities	56,345		47,345
Total liabilities	$126,813		$131,078

9.    Unconsolidated Investments
The Company's unconsolidated investments consist of the following for the periods presented below (in thousands):

			Percentage of Ownership
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
South Kent	$9,538	$6,151	50.0%	50.0%
Grand	7,655	6,611	45.0%	45.0%
K2	94,894	103,328	33.3%	33.3%
Armow	123,479	132,890	50.0%	50.0%
Pattern Development 2.0	107,946	62,243	24.0%	20.9%
Unconsolidated investments	$343,512	$311,223
Pattern Development 2.0
During the six months ended June 30, 2018, the Company has funded $57.1 million into Pattern Development 2.0 of which approximately $27.0 million was used by Pattern Development 2.0 to fund the purchase of GPI. As of June 30, 2018, the Company has funded $124.4 million in aggregate and holds an approximately 24% ownership interest in Pattern Development 2.0.
Basis Amortization of Unconsolidated Investments
The cost of the Company’s investment in the net assets of unconsolidated investments was higher than the fair value of the Company’s equity interest in the underlying net assets of its unconsolidated investments. The basis differences were primarily attributable to property, plant and equipment, PPAs, and equity method goodwill. The Company amortizes the basis difference attributable to property, plant and equipment, and PPAs over their useful life and contractual life, respectively. The Company does not amortize equity method goodwill. For the three and six months ended June 30, 2018, the Company recorded basis difference amortization for its unconsolidated investments of $2.7 million and $5.4 million, respectively, and for the same periods in 2017, the Company recorded basis difference amortization of $2.8 million and $5.6 million, respectively, in earnings in unconsolidated investments, net on the consolidated statements of operations.
Significant Equity Method Investees
The following table presents summarized statements of operations information for the three and six months ended June 30, 2018 and 2017 as required for the Company's significant equity method investees, South Kent, Grand, K2, Armow and Pattern Development 2.0 pursuant to Regulation S-X Rule 10-01(b)(1) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017(1)	2018	2017(1)
Revenue	$70,156	$82,744	$179,689	$183,103
Cost of revenue	29,829	28,149	60,166	57,738
Operating expenses	34,589	919	53,743	1,633
Other expense	18,833	15,135	39,684	37,976
Net income (loss)	$(13,095)	$38,541	$26,096	$85,756

(1)	Results for the three and six months ended June 30, 2017 do not include Pattern Development 2.0, which the Company invested in during July 2017.

10.    Debt
The Company’s debt consists of the following for periods presented below (in thousands):

			As of June 30, 2018
	June 30, 2018	December 31, 2017	Contractual Interest Rate		Effective Interest Rate
							Maturity
Corporate-level
Revolving Credit Facility	$201,000	$—	varies	(1)	3.78%	(1)	November 2022
2020 Notes	225,000	225,000	4.00%		6.60%		July 2020
2024 Notes	350,000	350,000	5.88%		5.88%		February 2024
Project-level
Fixed interest rate
El Arrayán EKF term loan (5)	—	99,112
Santa Isabel term loan	102,508	103,878	4.57%		4.57%		September 2033
Variable interest rate
Ocotillo commercial term loan	287,067	289,339	3.83%		4.05%	(3)	June 2033
El Arrayán commercial term loan (5)	—	90,102
Spring Valley term loan	122,125	125,678	4.09%		5.02%	(3)	June 2030
St. Joseph term loan (2)	161,300	171,487	3.40%		3.93%	(3)	November 2033
Western Interconnect term loan (2)	53,060	54,395	4.34%		4.33%	(3)	April 2027
Meikle term loan (2)	250,601	266,557	3.27%		3.92%	(3)	May 2024
Futtsu term loan	76,312	—	1.07%		1.85%	(3)	December 2033
Ohorayama term loan	98,870	—	0.87%		0.87%	(3)	February 2036
Tsugaru Construction Loan	53,837	—	0.72%		0.72%	(3)	March 2038
Tsugaru Holdings Loan Agreement	58,320	—	3.09%		3.09%	(3)	July 2022
Imputed interest rate
Hatchet Ridge financing lease obligation	184,704	192,079	1.43%		1.43%		December 2032
	2,224,704	1,967,627
Unamortized premium/discount, net (4)	(10,993)	(13,470)
Unamortized financing costs	(27,385)	(23,426)
Total debt, net	2,186,326	1,930,731

As reflected on the consolidated balance sheets
Revolving Credit Facility	$201,000	$—
Current portion of long-term debt, net of financing costs	61,583	51,996
Long term debt, net of financing costs	1,923,743	1,878,735
Total debt, net	$2,186,326	$1,930,731

(1)	Refer to Revolving Credit Facility for interest rate details.

(2)
The amortization for the St. Joseph term loan, the Western Interconnect term loan and the Meikle term loan are through September 2036, March 2036 and December 2038, respectively, which differs from the stated maturity date of such loans due to prepayment requirements.

(3)	Includes impact of interest rate swaps. See Note 12, Derivative Instruments, for discussion of interest rate swaps.

(4)	The discount relates to the 2020 Notes.

(5)	As discussed in Note 4, Assets Held for Sale, as of May 21, 2018, the debt related to El Arrayán Wind is included in liabilities related to assets held for sale.

Interest and commitment fees incurred and interest expense for debt consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Corporate-level interest and commitment fees incurred	$9,555	$8,497	$18,220	$15,612
Project-level interest and commitment fees incurred	16,892	13,107	31,085	25,468
Capitalized interest, commitment fees, and letter of credit fees	(1,481)	—	(1,481)	—
Amortization of debt discount/premium, net	1,250	1,125	2,477	2,227
Amortization of financing costs	1,389	1,994	2,638	3,852
Other interest	104	116	214	235
Interest expense	$27,709	$24,839	$53,153	$47,394
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
As of June 30, 2018, $200.1 million was available for borrowing under the $440 million Revolving Credit Facility. The Revolving Credit Facility contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s holding company subsidiaries' ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business. As of June 30, 2018, the Company's holding company subsidiaries were in compliance with covenants contained in the Revolving Credit Facility.
As of June 30, 2018 and December 31, 2017, letters of credit of $38.9 million and $47.5 million, respectively, were issued under the Revolving Credit Facility.
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

	June 30, 2018	December 31, 2017
Principal	$225,000	$225,000
Less:
Unamortized debt discount	(10,993)	(13,470)
Unamortized financing costs	(2,249)	(2,794)
Carrying value of convertible senior notes	$211,758	$208,736
Carrying value of the equity component (1)	$23,743	$23,743

(1)	Included in the consolidated balance sheets as additional paid-in capital, net of $0.7 million in equity issuance costs.

Project Debt
Tsugaru Facility
In March 2018, Tsugaru entered into a credit agreement for a construction facility (Tsugaru Construction Loan), a term facility, a letter of credit facility (the LC Facility) and a Japanese consumption tax facility (the JCT Facility) (collectively, the Tsugaru Facility). Under the Tsugaru Facility, the Company may borrow up to $371.4 million to fund the construction of Tsugaru which automatically converts to a term facility upon the earlier of completion of construction of the project (expected to be March 2020) or September 2020 (the Term Conversion Date). The Tsugaru Construction Loan, including the term facility and LC Facility, mature 18 years following the Term Conversion Date, not later than March 2039. The interest rate on the Tsugaru Construction Loan and term facility is the Tokyo Interbank Offered Rate (TIBOR) plus 0.65%. The LC Facility establishes a $19.7 million debt service reserve account letter of credit and an $8.0 million operations and maintenance reserve account letter of credit with amounts outstanding under the letters of credit owing interest at a rate of 1.10% and fees on the undrawn amounts of 0.30%. The JCT Facility provides for up to $33.8 million to pay Japanese consumption taxes arising from payment of project costs, with an interest rate of TIBOR plus 0.30% and a maturity date corresponding to the Term Conversion Date. The Company owes a commitment fee of 0.3% on any available amounts under the Construction Facility and the JCT Facility and on any undrawn amounts on the letters of credit up to the Term Conversion Date. Collateral for the credit facility includes Tsugaru's tangible assets and contractual rights and cash on deposit with the depository agent. The credit agreement contains a broad range of covenants that, subject to certain exceptions, restrict Tsugaru's ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions or change its business. As of June 30, 2018, outstanding borrowings under the Tsugaru Construction Loan totaled $53.8 million.
Tsugaru Holdings Loan Agreement
In March 2018, Tsugaru Holdings entered into a loan agreement (Tsugaru Holdings Loan Agreement) that provides for borrowings of up to $70.1 million during the Tsugaru construction period, until no later than September 2020. The interest rate on outstanding borrowings under the Tsugaru Holdings Loan Agreement is TIBOR plus 3.0% with principal due July 2022 and a commitment fee of 0.50% on the unused portion of the Tsugaru Holdings Loan Agreement. The Tsugaru Holdings Loan Agreement is subject to certain covenants and is secured by the membership interests and other rights. As of June 30, 2018, outstanding borrowings under the Tsugaru Holdings Loan Agreement totaled $58.3 million.
11.    Asset Retirement Obligation
The Company's asset retirement obligations represent the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at the end of its estimated economic useful life.
The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligation (in thousands):

	Six months ended June 30,
	2018	2017
Beginning asset retirement obligations	$56,619	$44,783
Net additions during the period (1)	41,478	5,994
Foreign currency translation adjustment	(1,926)	91
Reclassification to liabilities held for sale	(2,529)	—
Accretion expense	1,781	1,357
Ending asset retirement obligations	$95,423	$52,225
(1)        Reflects additions due to the Japan Acquisition. See Note 5, Acquisitions, for discussion of the acquisition.

12.    Derivative Instruments
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
As of June 30, 2018, the Company also had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the normal purchase normal sale scope exception and were therefore exempt from fair value accounting treatment.
The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets (in thousands):

	June 30, 2018
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$195	$11,280	$2,756	$21,279

Fair Value of Undesignated Derivatives
Interest rate swaps	—	—	347	656
Energy derivative	12,198	—	—	—
Foreign currency forward contracts	3,755	6,061	85	2,529
Total Fair Value	$16,148	$17,341	$3,188	$24,464

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$—	$1,968	$4,397	$17,961

Fair Value of Undesignated Derivatives
Interest rate swaps	$—	$228	$858	$2,542
Energy derivative	19,440	7,432	—	—
Foreign currency forward contracts	5	—	3,154	469
Total Fair Value	$19,445	$9,628	$8,409	$20,972

(1) Excludes the outstanding derivative instruments at El Arrayán. See Note 4, Assets Held for Sale.
The following table summarizes the notional amounts of the Company's outstanding derivative instruments (in thousands except for MWh):

	Unit of Measure	June 30,	December 31,
		2018	2017
Designated Derivative Instruments
Interest rate swaps	USD	$426,931	$253,271
Interest rate swaps	CAD	$727,370	$736,136
Interest rate swaps	JPY	¥55,952,677	¥—

Undesignated Derivative Instruments
Interest rate swaps(1)	USD	$61,806	$85,474
Energy derivative	MWh	406,829	697,471
Foreign currency forward contracts	CAD	$113,750	$127,500
Foreign currency forward contracts	JPY	¥12,049,550	¥—
(1) Excludes the notional amounts of El Arrayán's outstanding derivative instruments. See Note 4, Assets Held for Sale.
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest swaps that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the period or periods during which cash settlement occurs. The designated interest rate swaps have remaining maturities ranging from approximately 5.5 years to 20.5 years as of June 30, 2018.
The following table presents the pre-tax effect of the derivative instruments designated as cash flow recognized in accumulated other comprehensive loss, amounts reclassified to earnings for the following periods, as well as, amounts recognized in interest expense (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Description	2018	2017	2018	2017
Gains (losses) recognized in accumulated OCI	Effective portion of change in fair value	$4,891	$(3,778)	$7,690	$(4,359)
Gains (losses) reclassified from accumulated OCI into:
Interest expense	Derivative settlements	$(1,295)	$(2,400)	$(2,957)	$(4,970)
Gain (loss) on derivatives	De-designation of derivatives	$1,529	$—	$1,529	$—
Interest expense	Ineffective portion	$20	$88	$558	$77
The Company estimates that $3.3 million in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments
The following table presents gains and losses on derivatives not designated as hedges (in thousands):

	Financial Statement Line Item	Three months ended June 30,		Six months ended June 30,
Derivative Type		2018	2017	2018	2017
Interest rate swaps	Gain (loss) on derivatives	$2,065	$(2,341)	$3,592	$(2,220)
Energy derivative	Electricity sales	$1,482	$404	$(4,071)	$4,061
Foreign currency forward contracts	Gain (loss) on derivatives	$6,736	$(2,410)	$10,869	$(3,179)
Interest Rate Swaps
The Company has an interest rate swap agreement to hedge variable rate project-level debt. Under this interest rate swap, the project makes fixed-rate interest payments and the counterparties to the agreement make variable-rate interest payments. For interest rate swaps that are not designated and do not qualify as cash flow hedges, the changes in fair value are recorded in gain (loss) on derivatives in the consolidated statements of operations as these hedges are not accounted for under hedge accounting. The Company's undesignated interest rate swap has a remaining maturity of 12.0 years as of June 30, 2018.
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
As a result of the counterparty's credit rating downgrade, the Company received collateral related to the energy derivative agreement. As of June 30, 2018, the Company has recorded a current asset of $5.8 million to counterparty collateral and a current liability of $5.8 million to counterparty collateral liability representing the collateral received and corresponding obligation to return the collateral, respectively.
Foreign Currency Forward Contracts
The Company has established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in the Company’s cash flow, which may have an adverse impact to the Company's short-term liquidity or financial condition. A majority of the Company’s power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar and Japanese yen. The Company enters into foreign currency forward contracts at various times to mitigate the currency exchange rate risk on Canadian dollar and, beginning in 2018, Japanese yen denominated cash flows. These instruments have remaining maturities ranging from three months to 11.8 years. The foreign currency forward contracts are considered non-designated derivative instruments and are not used for trading or speculative purposes. As a result, changes in fair value and settlements are recorded in gain (loss) on derivatives in the consolidated statements of operations.

13.    Accumulated Other Comprehensive Loss
The following tables summarize the changes in the accumulated other comprehensive loss balance, net of tax, by component (in thousands):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2016	$(43,500)	$(12,751)	$(6,498)	$(62,749)
Other comprehensive income (loss) before reclassifications	9,749	(4,418)	790	6,121
Amounts reclassified from accumulated other comprehensive loss	—	4,483	4,608	9,091
Net current period other comprehensive income	9,749	65	5,398	15,212
Balances at June 30, 2017	$(33,751)	$(12,686)	$(1,100)	$(47,537)

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2017	$(28,187)	$(4,347)	$7,315	$(25,219)
Other comprehensive income (loss) before reclassifications	(22,448)	8,736	1,317	(12,395)
Amounts reclassified from accumulated other comprehensive loss due to de-designation of interest rate swaps	—	(1,529)	—	(1,529)
Amounts reclassified from accumulated other comprehensive loss	—	2,618	2,489	5,107
Net current period other comprehensive income (loss)	(22,448)	9,825	3,806	(8,817)
Balances at June 30, 2018	$(50,635)	$5,478	$11,121	$(34,036)
14.    Fair Value Measurements
Fair Value
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

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$11,475	$—	$11,475
Energy derivative	—	—	12,198	12,198
Foreign currency forward contracts	—	9,816	—	9,816
	$—	$21,291	$12,198	$33,489
Liabilities
Interest rate swaps	$—	$25,038	$—	$25,038
Foreign currency forward contracts	—	2,614	—	2,614
Contingent consideration	—	—	128,000	128,000
	$—	$27,652	$128,000	$155,652

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$2,196	$—	$2,196
Energy derivative	—	—	26,872	26,872
Foreign currency forward contracts	—	5	—	5
	$—	$2,201	$26,872	$29,073
Liabilities
Interest rate swaps	$—	$25,758	$—	$25,758
Foreign currency forward contracts	—	3,623	—	3,623
Contingent consideration	—	—	21,943	21,943
	$—	$29,381	$21,943	$51,324
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
Contingent Consideration
As part of the Japan Acquisition, the Company is required to pay an additional earn-out of $114.2 million, which may be increased by $9.3 million if the final Tsugaru cost is less than or equal to the construction budget or may be decreased by $9.3 million if the final Tsugaru cost is greater than the construction budget, upon term conversion of the Tsugaru Construction Loan. The discounted fair value of the contingent consideration at the acquisition date was $102.9 million, subject to foreign currency exchange rate changes. Additionally, the Company is obligated to make a $3.0 million cash distribution payment to Pattern Development 1.0 upon term conversion of the Ohorayama construction loan which occurred in June 2018. Payment for this consideration is expected to occur in late 2018; the carrying value of the contingent consideration approximates fair value.
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
The estimated fair value of the contingent considerations were calculated by using a discounted cash flow technique which utilized unobservable inputs presented in the table below. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement. As of June 30, 2018, there were no significant changes in these unobservable inputs that may result in significant changes in fair value.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows (in thousands, for fair value):

June 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$12,198	Discounted cash flow	Forward electricity prices	$28.51- $127.76(1)
			Discount rate	2.34% - 2.53%

Broadview contingent consideration	$24,497	Discounted cash flow	Discount rate	4.0% - 8.0%
			Annual energy production loss	0.7%
Tsugaru contingent consideration	$100,650	Discounted cash flow	Deferred purchase price	$109 - $128 million
			Discount rate	6.9%

December 31, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$26,872	Discounted cash flow	Forward electricity prices	$14.44 - $71.45(1)
			Discount rate	1.69% - 1.96%

Contingent consideration	$21,943	Discounted cash flow	Discount rate	4.0% - 8.0%
			Annual energy production loss	1.0%

(1)	Represents price per MWh.
The following tables present a reconciliation of the energy derivative contract and contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Three months ended June 30,		Six months ended June 30,
Energy Derivative	2018	2017	2018	2017
Balances, beginning of period	$15,824	$38,559	$26,872	$40,916
Total gain (loss) included in electricity sales	1,482	403	(4,071)	4,061
Settlements	(5,108)	(5,067)	(10,603)	(11,082)
Balances, end of period	$12,198	$33,895	$12,198	$33,895
During the three and six months ended June 30, 2018, the Company recognized unrealized losses of $3.6 million and $14.7 million, respectively, and $4.7 million and $7.0 million for the same periods in 2017, respectively, which were recorded to electricity sales on the consolidated statements of operations.

	Three months ended June 30,		Six months ended June 30,
Contingent Consideration Liability	2018	2017	2018	2017
Balances, beginning of period	130,901	—	21,943	—
Purchase	—	21,284	105,922	21,284
(Gain) loss included in other income (expense), net	(2,901)	218	135	218
Balances, end of period	$128,000	$21,502	$128,000	$21,502
During the three and six months ended June 30, 2018, the Company recognized unrealized gain on the contingent consideration liability of $2.9 million and $0.1 million, respectively, which was recorded to other income (expense), net on the consolidated statements of operations.

Financial Instruments Not Measured at Fair Value
The following table presents the carrying amount and fair value and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets, but for which fair value is disclosed (in thousands):

		Fair Value
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
June 30, 2018
Long-term debt, including current portion	$2,186,326	$—	$2,155,670	$—	$2,155,670
December 31, 2017
Long-term debt, including current portion	$1,930,731	$—	$1,937,671	$—	$1,937,671
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
15.    Stockholders' Equity
Common Stock
The Company has an equity distribution agreement (Equity Distribution Agreement) pursuant to the terms of which, the Company may offer and sell shares of the Company's Class A common stock, par value $0.01 per share, from time to time, up to an aggregate sales price of $200 million. For the six months ended June 30, 2018, the Company did not sell any shares under the Equity Distribution Agreement. As of June 30, 2018, approximately $144.2 million in aggregate offering price remained available to be sold under the agreement.
Dividends
The following table presents cash dividends declared on Class A common stock for the periods presented:

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2018:
Second Quarter	$0.4220	May 3, 2018	June 29, 2018	July 31, 2018
First Quarter	$0.4220	February 22, 2018	March 30, 2018	April 30, 2018

Noncontrolling Interests
The following table presents the balances for noncontrolling interests by project (in thousands):

	June 30,	December 31,
	2018	2017
El Arrayán	$31,713	$31,828
Logan's Gap	136,894	171,137
Panhandle 1	139,496	174,518
Panhandle 2	184,255	208,397
Post Rock	124,465	160,206
Amazon Wind	102,366	133,950
Broadview Project	268,268	307,672
Futtsu	11,689	—
Meikle	59,600	65,985
Noncontrolling interest	$1,058,746	$1,253,693
The following table presents the components of total noncontrolling interest as reported in the stockholders’ equity statements and the consolidated balance sheets (in thousands):

	Capital	Accumulated Loss		Accumulated Other Comprehensive Loss		Noncontrolling Interest
Balances at December 31, 2016	$954,242	$(62,614)		$(382)		$891,246
Contributions from noncontrolling interests	325,600	—		—		325,600
Distributions to noncontrolling interests	(9,164)	—		—		(9,164)
Other	(127)	—		—		(127)
Net loss	—	(32,018)		—		(32,018)
Other comprehensive income, net of tax	—	—		(107)		(107)
Balances at June 30, 2017	$1,270,551	$(94,632)		$(489)		$1,175,430

Balances at December 31, 2017	$1,380,340	$(127,119)		$472		$1,253,693
Acquisitions	11,113	—	—	—	—	$11,113
Distributions to noncontrolling interests	(21,274)	—		—		(21,274)
Net loss (1)	—	(183,034)		—		(183,034)
Other comprehensive loss, net of tax	—	—		(1,752)		(1,752)
Balances at June 30, 2018	$1,370,179	$(310,153)		$(1,280)		$1,058,746

(1)
On December 22, 2017, the Tax Act was signed into law, which enacted major changes to the U.S. federal income tax laws, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Reduction in the corporate income tax rate resulted in one-time reduction in the noncontrolling interest attributable to partners in its tax equity partnerships. As part of the liquidation waterfall, the Company allocated significantly lower portions of the hypothetical liquidation proceeds to compensate certain noncontrolling interest investors for tax gains on the hypothetical sale calculated at the lowered rate of 21% as compared to the rate of 35% that was previously utilized. For the six months ended June 30, 2018, included in net loss attributable to noncontrolling interest is a one-time adjustment of $150 million as a result of the decrease in the federal corporate income tax rate.

16.    Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding during the reportable period. Diluted earnings per share is computed by adjusting basic earnings per share for the effect of all potential common shares unless they are anti-dilutive. For purpose of this calculation, potentially dilutive securities are determined by applying the treasury stock method to the assumed exercise of in-the-money stock options and the assumed vesting of outstanding restricted stock awards (RSAs) and release of deferred restricted stock units (RSUs). Potentially dilutive securities related to convertible senior notes are determined using the if-converted method.

The Company's vested deferred RSUs have non-forfeitable rights to dividends prior to release and are considered participating securities. Accordingly, they are included in the computation of basic and diluted earnings per share, pursuant to the two-class method. Under the two-class method, distributed and undistributed earnings allocated to participating securities are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per share. However, net losses are not allocated to participating securities since they are not contractually obligated to share in the losses of the Company.
Potentially dilutive securities excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 8.6 million shares and 0.4 million shares, respectively, for the three and six months ended June 30, 2018, and 8.1 million shares and 8.5 million shares, respectively, for the three and six months ended June 30, 2017.
The computations for Class A basic and diluted earnings per share are as follows (in thousands except share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net earnings attributable to controlling interest	$32,718	$14,220	$168,640	$19,873
Less: earnings allocated to participating securities	(40)	(26)	(157)	(48)
Numerator for basic EPS - net income attributable to common stockholders	$32,678	$14,194	$168,483	$19,825
Add back allocation of earnings to participating securities	40	26	157	48
Add back convertible senior notes interest	—	—	7,480	—
Reallocation of earnings to participating securities considering potentially dilutive securities	(40)	(26)	(148)	(48)
Numerator for diluted earnings per share - net income attributable to common stockholders	$32,678	$14,194	$175,972	$19,825

Denominator for earnings per share:
Weighted average number of shares:
Class A common stock - basic	97,459,472	87,065,591	97,444,016	87,064,110
Add dilutive effect of:
Stock options	—	7,488	—	—
Restricted stock awards	36,348	144,302	47,886	185,366
Restricted stock units	397	—	45	7,654
Convertible senior notes	—	—	8,170,740	—
Class A common stock - diluted	97,496,217	87,217,381	105,662,687	87,257,130

Earnings per share:
Class A common stock:
Basic	$0.34	$0.16	$1.73	$0.23
Diluted	$0.34	$0.16	$1.67	$0.23

Dividends declared per Class A common share	$0.42	$0.42	$0.84	$0.83

17.    Commitments and Contingencies
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
Completed Acquisition Commitments
As part of the Japan Acquisition completed in the first quarter of 2018, the Company became party to various agreements and future commitments. The following table summarizes estimates of future commitments related to the various agreements entered into as part of the Japan Acquisition as of June 30, 2018 (in thousands):

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$1,463	$2,926	$2,347	$2,154	$2,154	$30,068	$41,112
Service and maintenance agreements	1,511	3,180	5,798	6,284	6,263	44,853	67,889
Other	51,740	150,099	34,067	—	—	—	235,906
Total commitments (1)	$54,714	$156,205	$42,212	$8,438	$8,417	$74,921	$344,907
(1) The accounting for the Japan Acquisition is preliminary. Refer to Note 5, Acquisitions for details.
Operating Leases
The Company has entered into various long-term operating lease agreements related to lands for its wind and solar farms. For the six months ended June 30, 2018 and 2017, the Company recorded rent expenses of $8.9 million and $7.2 million, respectively, in project expense in its consolidated statements of operations.
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
Letters of Credit
Power Sale Agreements
The Company owns and operates wind power projects and has entered into various long-term power sale agreements that terminate from 2019 to 2042. The terms of these agreements generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the agreement. Under the terms of these agreements, as of June 30, 2018, irrevocable letters of credits totaling $156.2 million were available to be issued to guarantee the Company's performance for the duration of the agreements.
Project Finance and Lease Agreements
The Company has various project finance and lease agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of June 30, 2018, irrevocable letters of credit totaling $187.0 million, which includes letters of credit available under the Revolving Credit Facility, were available to be issued to ensure performance under the various project finance and lease agreements.

Contingencies
Turbine Operating Warranties and Service Guarantees
The Company has various turbine availability warranties from its turbine manufacturers and service guarantees from its service and maintenance providers. Pursuant to these guarantees, if a turbine operates at less than minimum availability during the guarantee measurement period, the service provider is obligated to pay, as liquidated damages at the end of the warranty measurement period, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, pursuant to certain of these guarantees, if a turbine operates at more than a specified availability during the guarantee measurement period, the Company has an obligation to pay a bonus to the service provider at the end of the warranty measurement period. As of June 30, 2018, the Company recorded liabilities of $0.3 million associated with bonuses payable to the turbine manufacturers and service providers.
Contingencies in connection with the Broadview Project
The Company recorded a $7.2 million contingent obligation upon the acquisition of the Broadview Project in 2017, which is subject to certain conditions, including the actual energy production of Broadview in a production year and the continued operation of Broadview. Also as part of the acquisition, the Company recorded an additional $29.0 million contingent obligation, payable to the same counterparty, which is subject to certain conditions, including the commercial operation of the Grady Project, expected in April 2019. This contingent payment is calculated as a percentage of additional transmission revenue earned by Western Interconnect upon the Grady Project's commercial operation. As of June 30, 2018, the balance of the contingencies totaled $30.3 million of which $0.5 million is current and $29.8 million is long-term.
Contingencies in connection with the Sale of Panhandle 2 interests
In connection with the sale of Panhandle 2, the Company agreed to indemnify Public Sector Pension Investment Board (PSP Investments) up to $5.0 million to cover PSP Investments' pro rata share of the economic impacts resulting from planned transmission outages in the Texas market until December 31, 2019. As of June 30, 2018, the Company has recorded a contingent liability of $3.7 million associated with the indemnity.
Contingencies in connection with the Japan Acquisition
The Company assumed a $16.2 million contingent liability as part of the acquisition. The payment of this liability is subject to the completion of a construction milestone at Tsugaru and is calculated based on the nameplate capacity of Tsugaru.
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
Related Party Transactions
The table below presents amounts due from and to related parties as included in the consolidated balance sheets for the following periods (in millions):

	June 30, 2018	December 31, 2017
Other current assets	$8.0	$13.2
Total due from related parties	$8.0	$13.2

Other current liabilities	23.5	10.8
Contingent liabilities	100.7	—
Total due to related parties	$124.2	$10.8
The table below presents revenue, reimbursement and (expenses) recognized for management fees and the MSA, as included in the statements of operations for the following periods (in thousands):

		Three months ended June 30,		Six months ended June 30,
Related Party Agreement	Financial Statement Line Item	2018	2017	2018	2017
Management fees	Other revenue	$2,724	$1,780	$4,780	$4,004
MSA reimbursement	General and administrative	$2,578	$2,098	$4,809	$3,889
MSA costs	Related party general and administrative expense	$(3,663)	$(3,576)	$(7,731)	$(7,002)
Purchase and Sales Agreements
During the six months ended June 30, 2018, the Company consummated the following acquisitions with Pattern Development 1.0 which are further detailed in Note 5, Acquisitions (in millions):

Acquisitions from Pattern Development 1.0	Date of Acquisition	Cash Consideration	Debt Assumed	Contingent Consideration
Japan projects	March 7, 2018	$176.6	$181.3	$105.9

Investment in Pattern Development 2.0
During 2018, the Company funded $57.1 million into Pattern Development 2.0 of which approximately $27 million was used by Pattern Development 2.0 to fund the purchase of GPI. As of June 30, 2018, the Company has funded $124.4 million in aggregate and holds an approximately 24% ownership interest in Pattern Development 2.0.
19.    Subsequent Events
On August 2, 2018, the Company declared a dividend for the third quarter, payable on October 31, 2018, to holders of record on September 28, 2018, in the amount of $0.4220 per Class A share, or $1.688 on an annualized basis. This is unchanged from the second quarter of 2018.
On August 9, 2018, the Company intends to fund approximately $29.0 million into Pattern Development 2.0.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017 and our unaudited consolidated financial statements for the three and six months ended June 30, 2018 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern Energy” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries.
Overview
We are an independent power company focused on owning and operating power projects with stable long-term cash flows in attractive markets with potential for continued growth of our business. We hold interests in 24 wind and solar power projects, including the Mont Sainte-Marguerite (MSM) wind power project we have committed to acquire, and excluding the El Arrayán wind power project we have committed to sell to a third party, with a total owned interest of 2,861 MW in the United States, Canada and Japan that use proven and best-in-class technology. Each of our projects has contracted to sell all or a majority of its output pursuant to a long-term, fixed-price power sale agreements (PSAs), some of which are subject to price escalation. Ninety-three percent of the electricity to be generated by our projects will be sold under our PSAs which have a weighted average remaining contract life of approximately 13.9 years as of June 30, 2018.
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
Our growth strategy is focused on the acquisition of operational and construction-ready power projects from Pattern Development Companies (Pattern Energy Group LP (Pattern Development 1.0), Pattern Energy Group 2 LP (Pattern Development 2.0) and their respective subsidiaries) and other third parties that, together with measured investments into the development business, we believe will contribute to the growth of our business and enable us to increase our dividend per share of Class A common stock over time. The Pattern Development Companies are leading developers of renewable energy and transmission projects. Our continuing relationship with the Pattern Development Companies, including an approximate 24% interest in Pattern Development 2.0, provides us with access to a pipeline of acquisition opportunities. Currently, the Pattern Development Companies have a more than 10 GW pipeline of development projects, all of which are subject to our right of first offer. We target achieving a total owned or managed capacity of 5,000 MW by year end 2020 through a combination of acquisitions from the Pattern Development Companies and other third parties capitalizing on the large and fragmented global renewable energy market. Our business is primarily focused in the U.S., Canada, and Japan.
The discussion and analysis below has been organized as follows:

•	Recent Developments

•	Key Metrics

•	Results of Operations

•	Liquidity and Capital Resources

◦	Sources of Liquidity

◦	Uses of Liquidity

•	Critical Accounting Policies and Estimates

Recent Developments
Pattern Development 2.0 Investment
On August 9, 2018, we intend to fund approximately $29.0 million into Pattern Development 2.0. Following such funding and a redemption at Pattern Development 2.0 expected to occur during the third quarter of 2018, our ownership level in Pattern Development 2.0 is expected to be approximately 29%.
Chile Sale
On May 21, 2018, we, through our indirect wholly-owned subsidiaries, entered into a stock purchase agreement (El Arrayán SPA) with a third party (buyer) pursuant to which we agreed to sell, and the buyer agreed to purchase, certain subsidiaries which hold approximately a 71% interest in El Arrayán Wind and assets and rights relating to ownership and operation of an extension of the trunk transmission system in Chile. El Arrayán Wind is a wind electric generation facility located approximately 400 kilometers north of Santiago on the coast of Chile in which we have an owned interest of approximately 81 MW. In connection with the transaction, we will receive cash consideration of $68.5 million, subject to adjustments. The obligations to consummate the transactions contemplated by the El Arrayán SPA are subject to the satisfaction or waiver of various customary conditions. As a result of the transactions contemplated by the El Arrayán SPA, we recorded an impairment charge of $4.2 million in the second quarter of 2018. While we do not expect such impairment charge to change materially, such impairment charge is subject to adjustment until the transaction is consummated.
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
Noncontrolling Interests - Impact of the 2017 Tax Act
On December 22, 2017, the 2017 Tax Act (Tax Act) was signed into law, which enacted major changes to the U.S. federal income tax laws, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Reduction in the corporate income tax rate resulted in one-time reduction in the noncontrolling interest attributable to partners in our tax equity partnerships. As part of the liquidation waterfall, we allocated significantly lower portions of the hypothetical liquidation proceeds to compensate certain noncontrolling interest investors for tax gains on the hypothetical sale calculated at the lowered rate of 21% as compared to the rate of 35% that was previously utilized. For the six months ended June 30, 2018, included in net loss attributable to noncontrolling interest is a one-time adjustment of $150 million as a result of the decrease in the federal corporate income tax rate. We do not expect the Tax Act to significantly change the flip point or the timing of expected cash distributions.
Identified ROFO Projects
We waived our ROFO rights with respect to Conejo Solar, a solar project in Chile, in connection with the sale of such project pursuant to a joint marketing process that was undertaken with our sale of El Arrayán Wind, a project also located in Chile.  We declined to exercise our ROFO rights with respect to El Cabo, and Pattern Development 1.0 entered agreements to sell their interests in such project back to the party from whom it had acquired such interests.
Below is a summary of our Identified ROFO Projects that we have the right to purchase from the Pattern Development Companies in connection with our respective purchase rights.

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development- Owned (4)
Pattern Development 1.0 Projects
Belle River	Operational	Ontario	2016	2017	PPA	100	43
North Kent	Operational	Ontario	2017	2018	PPA	100	35
Henvey Inlet	In construction	Ontario	2017	2019	PPA	300	150
Pattern Development 2.0 Projects
Stillwater Big Sky	In construction	Montana	2017	2018	PPA	79	67
Crazy Mountain	Late stage development	Montana	2019	2019	PPA	80	68
Grady	In construction	New Mexico	2018	2019	PPA	220	188
Sumita	Late stage development	Japan	2019	2021	PPA	100	55
Ishikari	Late stage development	Japan	2019	2022	PPA	100	100
						1,079	706

(1)	Represents year of actual or anticipated commencement of construction.

(2)	Represents year of actual or anticipated commencement of commercial operations.

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

The most directly comparable U.S. GAAP measure to cash available for distribution is net cash provided by operating activities. The following table is a reconciliation of our net cash provided by operating activities to cash available for distribution for the periods presented (unaudited and in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net cash provided by operating activities(1)	$95,720	$113,431	$123,544	$157,183
Changes in operating assets and liabilities	(10,079)	(61,379)	18,497	(47,956)
Network upgrade reimbursement	294	8,273	576	8,590
Release of restricted cash	—	—	2,488	—
Operations and maintenance capital expenditures	(10)	(117)	(271)	(263)
Distributions from unconsolidated investments(2)	(1,948)	4,185	4,333	8,390
Other	2,147	4,808	3,007	1,376
Less:
Distributions to noncontrolling interests	(12,088)	(6,517)	(21,275)	(9,164)
Principal payments paid from operating cash flows	(15,374)	(13,445)	(29,177)	(23,771)
Cash available for distribution	$58,662	$49,239	$101,722	$94,385
(1) Included in net cash provided by operating activities for the three and six months ended June 30, 2018 and 2017 are the portions of distributions from unconsolidated investments paid from cumulative earnings representing the return on investment.
(2) Distributions from unconsolidated investments for the three months ended June 30, 2018 includes an adjustment for a March 2018 distribution received in April 2018 previously included in the first quarter 2018 cash available for distribution.
Cash available for distribution was $58.7 million for the three months ended June 30, 2018 as compared to $49.2 million for the same period in the prior year. This $9.4 million increase in cash available for distribution was primarily due to:

•
$32.9 million increase in revenues (excluding unrealized loss on energy derivative and amortization of PPAs) primarily due to acquisitions in 2017 and early 2018 and a $4.4 million increase in total distributions from unconsolidated investments.

These increases were partially offset by:

•	$8.0 million decrease in network upgrade reimbursement;

•	$5.6 million increase in distributions to noncontrolling interests;

•	$3.6 million increase in interest expense (excluding amortization of financing costs and debt discount/premium);

•	$2.9 million increase in transmission costs;

•	$2.7 million decrease in other; and

•	$1.9 million increase in principal payments of project-level debt.
Cash available for distribution was $101.7 million for the six months ended June 30, 2018 as compared to $94.4 million for the same period in the prior year. This $7.3 million increase in cash available for distribution was primarily due to:

•	$53.1 million increase in revenue (excluding unrealized loss on energy derivative and amortization of PPAs);

•	$2.5 million release of restricted cash; and

•	$1.6 million increase from other primarily related to transaction costs associated with 2018 acquisitions and assets held for sale.
These increases were partially offset by:

•	$12.1 million increase in distributions to noncontrolling interests;

•	$10.0 million increase in transmission costs primarily due to acquisitions in 2017;

•	$8.0 million decrease in network upgrade reimbursement;

•	$7.5 million increase in interest expense (excluding amortization of financing costs and debt discount/premium);

•	$5.7 million increase in project expenses related to projects acquired in 2017 and 2018;

•	$5.4 million increase in principal payments of project-level debt; and

•	$2.7 million decrease in total distributions from unconsolidated investments.
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
The most directly comparable U.S. GAAP measure to Adjusted EBITDA is net income (loss). The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (unaudited and in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(1,774)	$(14,684)	$(14,394)	$(12,145)
Plus:
Interest expense, net of interest income	27,284	24,238	52,394	46,299
Tax provision	4,410	4,541	11,194	9,316
Depreciation, amortization and accretion	62,766	52,752	125,416	99,979
EBITDA	92,686	66,847	174,610	143,449
Unrealized loss on energy derivative (1)	3,626	4,663	14,673	7,021
(Gain) loss on derivatives	(8,801)	4,751	(14,461)	5,399
Impairment loss	4,238	—	4,238	—
Other	—	807	—	1,119
Plus, proportionate share from unconsolidated investments:
Interest expense, net of interest income	9,506	9,498	18,974	18,838
Tax benefit	(207)	—	(207)	—
Depreciation, amortization and accretion	8,741	8,575	17,509	17,029
Gain on derivatives	(1,379)	(3,272)	(2,714)	(2,788)
Adjusted EBITDA	$108,410	$91,869	$212,622	$190,067

(1)	Amount is included in electricity sales on the consolidated statements of operations.
Adjusted EBITDA for the three months ended June 30, 2018 was $108.4 million compared to $91.9 million for the same period in the prior year, an increase of $16.5 million, or approximately 18.0%. The increase in Adjusted EBITDA was primarily due to the following:

•
$32.9 million increase in revenue (excluding unrealized loss on energy derivative and amortization of PPAs) primarily attributable to volume increases as a result of our 2017 and 2018 acquisitions and favorable wind compared to 2017, partially offset by curtailment at Santa Isabel; and

•	$2.7 million decrease in general and administrative expenses primarily due to lower audit and consulting fees in 2018 compared to 2017.
The increase was partially offset by:

•	$17.2 million decrease in earnings from unconsolidated investments;

•	$2.9 million increase in transmission costs; and

•	$1.2 million increase in net loss on transactions primarily related to the Chile assets held for sale.
Adjusted EBITDA for the six months ended June 30, 2018 was $212.6 million compared to $190.1 million for the same period in the prior year, an increase of $22.6 million, or approximately 11.9%. The increase in Adjusted EBITDA was primarily due to a $53.1 million increase in revenue (excluding unrealized loss on energy derivative and amortization of PPAs) primarily attributable to volume increases as a result of our 2017 and 2018 acquisitions, favorable wind compared to 2017, and an insurance settlement for Santa Isabel partially offset by curtailment at Santa Isabel.
The increase was partially offset by:

•	$15.2 million increase in loss from unconsolidated investments;

•	$10.0 million increase in transmission costs;

•	$5.7 million increase in project expenses; and

•	$2.0 million increase in net loss on transactions primarily related to 2018 acquisitions and assets held for sale.
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

The following table presents selected operating performance metrics for the periods presented (unaudited):

	Three months ended June 30,				Six months ended June 30,
MWh sold	2018	2017	Change	% Change	2018	2017	Change	% Change
Consolidated MWh sold	2,468,927	2,074,327	394,600	19.0%	4,608,411	3,988,585	619,826	15.5%
Less: noncontrolling MWh	(465,217)	(281,134)	(184,083)	65.5%	(872,354)	(540,728)	(331,626)	61.3%
Controlling interest in consolidated MWh	2,003,710	1,793,193	210,517	11.7%	3,736,057	3,447,857	288,200	8.4%
Unconsolidated investments proportional MWh	259,101	318,434	(59,333)	(18.6)%	662,469	687,653	(25,184)	(3.7)%
Proportional MWh sold	2,262,811	2,111,627	151,184	7.2%	4,398,526	4,135,510	263,016	6.4%

Average realized electricity price per MWh
Consolidated average realized electricity price per MWh	$57	$53	$4	7.5%	$55	$53	$2	3.8%
Unconsolidated investments proportional average realized electricity price per MWh	$118	$114	$4	3.5%	$119	$117	$2	1.7%
Proportional average realized electricity price per MWh	$68	$64	$4	6.3%	$68	$66	$2	3.0%
Our consolidated MWh sold for the three months ended June 30, 2018 was 2,468,927 MWh, as compared to 2,074,327 MWh for the three months ended June 30, 2017, an increase of 394,600 MWh, or 19.0%. Our consolidated MWh sold for the six months ended June 30, 2018 was 4,608,411 MWh, as compared to 3,988,585 MWh for the six months ended June 30, 2018, an increase of 619,826 MWh, or 15.5%. The increase in consolidated MWh sold was primarily due to volume increases as a result of acquisitions in 2017 and 2018 and favorable wind compared to 2017 partially offset by curtailment at Santa Isabel.
Our proportional MWh sold for the three months ended June 30, 2018 was 2,262,811 MWh, as compared to 2,111,627 MWh for the three months ended June 30, 2017, an increase of 151,184 MWh, or 7.2%. The increase in proportional MWh sold was primarily attributable to:

•
210,517 MWh increase in controlling interest in consolidated MWh primarily due to our acquisitions in 2017 and 2018 and favorable wind compared to 2017, partially offset by curtailment at Santa Isabel; and

•	59,333 MWh decrease from unconsolidated investments primarily due to unfavorable winds and curtailment.
Our proportional MWh sold for the six months ended June 30, 2018 was 4,398,526 MWh, as compared to 4,135,510 MWh for the six months ended June 30, 2017, an increase of 263,016 MWh, or 6.4%. The increase in proportional MWh sold was primarily attributable to:

•
288,200 MWh increase in controlling interest in consolidated MWh primarily due to our acquisitions in 2017 and 2018 and favorable wind compared to 2017, partially offset by curtailment at Santa Isabel and curtailment and congestion in our Texas market; offset by

•	25,184 MWh decrease from unconsolidated investments primarily due to curtailment partially offset by favorable winds compared to 2017.
Our consolidated average realized electricity price was $57 per MWh for the three months ended June 30, 2018, increased from $53 per MWh for the three months ended June 30, 2017 due to higher PPA prices associated with our Meikle and Japan acquisitions.

Our consolidated average realized electricity price was $55 per MWh for the six months ended June 30, 2018, increased from $53 per MWh for the six months ended June 30, 2017 due to acquisitions in 2017 and early 2018.
Our proportional average realized electricity price was $68 per MWh for the three months ended June 30, 2018, increased from $64 per MWh for the three months ended June 30, 2017 due to acquisitions in 2017 and early 2018.
Our proportional average realized electricity price was $68 per MWh for the six months ended June 30, 2018 was comparable to $66 per MWh for the six months ended June 30, 2017.
Results of Operations
The following table and discussion provide selected financial information for the periods presented and is unaudited (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$139,940	$107,760	$32,180	29.9%	$251,599	$208,593	$43,006	20.6%
Total cost of revenue	96,287	86,645	9,642	11.1%	193,491	159,555	33,936	21.3%
Total operating expenses	16,990	15,353	1,637	10.7%	31,764	29,903	1,861	6.2%
Total other expense	24,027	15,905	8,122	51.1%	29,544	21,964	7,580	34.5%
Net income (loss) before income tax	2,636	(10,143)	12,779	(126.0)%	(3,200)	(2,829)	(371)	13.1%
Tax provision	4,410	4,541	(131)	(2.9)%	11,194	9,316	1,878	20.2%
Net loss	(1,774)	(14,684)	12,910	(87.9)%	(14,394)	(12,145)	(2,249)	18.5%
Net loss attributable to noncontrolling interest	(34,492)	(28,904)	(5,588)	19.3%	(183,034)	(32,018)	(151,016)	471.7%
Net income attributable to Pattern Energy	$32,718	$14,220	$18,498	130.1%	$168,640	$19,873	$148,767	748.6%
Total revenue
Total revenue for the three months ended June 30, 2018 was $139.9 million compared to $107.8 million for the three months ended June 30, 2017, an increase of $32.2 million, or approximately 29.9%. The increase was primarily attributable to:

•	$19.2 million increase in electricity sales primarily due to volume increases as a result of acquisitions in 2017 and in the first quarter 2018; and

•	$13.3 million increase in electricity sales primarily due to higher production as a result of favorable wind conditions compared to 2017 and increased availability.
This increase in revenue was largely offset by:

•	$3.4 million decrease in electricity sales attributable to curtailment at our Santa Isabel project.
Total revenue for the six months ended June 30, 2018 was $251.6 million compared to $208.6 million for the six months ended June 30, 2017, an increase of $43.0 million, or approximately 20.6%. The increase was primarily attributable to:

•	$46.1 million increase in electricity sales due primarily to an increases in volume as a result of acquisitions in 2017 and in the first quarter 2018; and

•	$9.1 million increase in other revenue, primarily due to a $5.8 million settlement for business interruption insurance for Santa Isabel.
These increases were partially offset by:

•	$7.7 million increase in unrealized loss on energy derivative due to an increase in the forward gas price curves when compared to the prior period; and

•	$3.8 million decrease in electricity sales primarily due to curtailment at Santa Isabel, partially offset by higher wind and availability.

Cost of revenue
Cost of revenue for the three months ended June 30, 2018 was $96.3 million compared to $86.6 million for the three months ended June 30, 2017, an increase of $9.6 million, or approximately 11.1%. The increase in cost of revenue is primarily attributable to acquisitions completed in 2017 and 2018 which resulted in increases of $0.3 million in project expense, $2.9 million in transmission costs, and $6.5 million in depreciation.
Cost of revenue for the six months ended June 30, 2018 was $193.5 million compared to $159.6 million for the six months ended June 30, 2017, an increase of $33.9 million, or approximately 21.3%. The acquisitions in 2017 and 2018 resulted in increases of $5.7 million in project expense, $10.0 million in transmission costs, and $18.2 million in depreciation.
Operating expenses
Operating expenses for the three months ended June 30, 2018 were $17.0 million compared to $15.4 million for the three months ended June 30, 2017, a decrease of $1.6 million or 10.7%. The decrease in operating expenses was primarily attributable to a $1.2 million decrease in audit and consulting fees in 2018 compared to 2017. Operating expenses for the six months ended June 30, 2018 were $31.8 million compared to $29.9 million for the six months ended June 30, 2017, a decrease of $1.9 million, or approximately 6.2%. The decrease in operating expenses was primarily attributable to a $1.9 million decrease in audit fees.
Other expense
Other expense for the three months ended June 30, 2018 was $24.0 million compared to $15.9 million for the three months ended June 30, 2017, an increase of $8.1 million, or approximately 51.1%. The increase was primarily attributable to:

•	$15.3 million decrease in earnings in unconsolidated investments, net primarily due to decreases in project income;

•	$2.9 million increase in interest expense primarily due to debt associated with our acquisitions in 2017 and 2018;

•	$1.2 million increase in net loss on transactions primarily related to the Japan Acquisition and assets held for sale; and

•	$2.3 million increase in other income (expense), net due to increased contingent liability accretion.
These increases were partially offset by a $13.6 million increase in gain on derivatives, net primarily due to gains from foreign currency hedges.
Other expense for the six months ended June 30, 2018 was $29.5 million compared to $22.0 million for the six months ended June 30, 2017, an increase of $7.6 million, or approximately 34.5%. The change was primarily attributable to:

•	$13.9 million decrease in earnings in unconsolidated investments, net primarily due to a decrease in project income;

•	$5.8 million increase in interest expense primarily due to debt associated with our acquisitions in 2017 and 2018;

•	$2.0 million increase in net loss on transactions primarily related to the Japan Acquisition and assets held for sale; and

•	$5.8 million increase in other income (expense), net due to increased contingent liability accretion.
The increase in other expense was partially offset by a $19.9 million increase in gain on derivatives, net primarily due to gains from foreign currency hedges
Tax provision
Tax provision for the three months ended June 30, 2018 was comparable to the tax provision for the three months ended June 30, 2017.
The tax provision was $11.2 million for the six months ended June 30, 2018 compared $9.3 million for the six months ended June 30, 2017, a change of $1.9 million. The tax provision for the six months ended June 30, 2018 increased primarily due to a $1.3 million adjustment related to prior years recognized during the six months ended June 30, 2018.
Net loss
Net loss for the three months ended June 30, 2018 was $1.8 million compared to net loss of $14.7 million for the same period in the prior year; a decrease of $12.9 million, or 87.9%. The decrease in net loss was primarily attributable to:

•	$32.2 million increase in revenue primarily due to our 2017 and 2018 acquisitions and a $2.7 million decrease in general and administrative expenses.
These increases were partially offset by;

•	$9.6 million increase in cost of revenue also related to 2017 and 2018 acquisitions;

•	$4.2 million increase in impairment loss related to Chile assets held for sale; and

•	$8.1 million increase in other expense primarily related to decreased earnings from unconsolidated investments.
Net loss for the six months ended June 30, 2018 was $14.4 million compared to $12.1 million for the same period in the prior year; an increase of $2.2 million or 18.5%. The increase in net loss was primarily attributed to:

•	$33.9 million increase in cost of revenue related to our 2017 and 2018 acquisitions;

•	$4.2 million increase in impairment loss related to Chile assets held for sale;

•	$7.6 million increase in other expense primarily related to decreased earnings from unconsolidated investments; and

•	$1.9 million increase in tax provision primarily related to the $1.3 million adjustment related to prior years recognized during the six months ended June 30, 2018.
These increases were partially offset by:

•	$43.0 million increase in revenues primarily associated with our 2017 and 2018 acquisitions, and a $3.1 million decrease in general and administrative expenses.
Noncontrolling interest
The net loss attributable to noncontrolling interest was $34.5 million for the three months ended June 30, 2018 compared to $28.9 million for the three months ended June 30, 2017. The increased loss of $5.6 million was attributable to increased allocations of losses to tax equity projects.
The net loss attributable to noncontrolling interest was $183.0 million for the six months ended June 30, 2018 compared to $32.0 million for the six months ended June 30, 2017. The increased loss of $151.0 million was attributable to increased allocations of losses to tax equity projects. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result, for the six months ended June 30, 2018, included in net loss attributable to noncontrolling interest is a one-time adjustment of $150 million as a result of the decrease in the federal corporate income tax rate. See "Recent Developments - Noncontrolling Interests - Impact of the 2017 Tax Act.
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
The principal indicators of our liquidity are our unrestricted and restricted cash balances and availability under our Revolving Credit Facility and project level facilities. Our available liquidity is as follows (in millions):

June 30, 2018
Unrestricted cash	$116.5
Restricted cash	14.3
Revolving Credit Facility availability(1)	200.1
Project facilities:
Post construction use	159.9
Construction facilities and loans	342.9
Total available liquidity	$833.7

(1)	As of August 6, 2018, the amount available on the Revolving Credit Facility is $165.1 million.
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
We have an equity distribution agreement (Equity Distribution Agreement). Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock, par value $0.01 per share, from time to time, up to an aggregate sales price of $200 million. We intend to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the six months ended June 30, 2018, we did not sell any shares under the Equity Distribution Agreement. As of June 30, 2018, approximately $144.2 million in aggregate offering price remained available to be sold under the agreement.
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
Cash Flows
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities, as well as cash available for distribution discussed earlier, to evaluate our periodic cash flow results. Below is a summary of our cash flows for each period (in millions):

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$123.5	$157.2
Net cash used in investing activities	(296.4)	(193.2)
Net cash provided by financing activities	181.8	117.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.4)	2.2
Add: Net (decrease) in cash classified within current assets and liabilities held for sale	(13.6)	—
Net change in cash, cash equivalents and restricted cash	$(7.1)	$83.8
Net cash provided by operating activities
Net cash provided by operating activities was $123.5 million for the six months ended June 30, 2018 as compared to $157.2 million in the prior year, a decrease of $33.6 million, or approximately 21.4%. The decrease in cash provided by operating activities was primarily due to $10.0 million in increased transmission costs primarily due to acquisition in 2017, $5.7 million increase in project expenses related to projects acquired in the second half of 2017 and 2018, increased interest payments of $15.1 million, and increased payments of $56.4 million in payable, accrued, and current liabilities due primarily to the timing of payments. The decrease to net cash provided by operating activities was partially offset by a $53.1 million increase in revenue (excluding unrealized loss on energy derivative and amortization of PPAs).
Net cash used in investing activities
Net cash used in investing activities was $296.4 million for the six months ended June 30, 2018, which consisted of $157.5 million in cash paid, net of cash and restricted cash acquired, for the Japan Acquisition, $85.8 million primarily for construction costs related to projects acquired in the Japan Acquisition, and an additional investment of $57.1 million in Pattern Development 2.0.
Net cash used in investing activities was $193.2 million for the six months ended June 30, 2017, which consisted primarily of $170.0 million in cash paid, net of cash and restricted cash acquired for the Broadview Acquisition and $39.1 million for capital expenditures, offset by $8.4 million in distributions received from unconsolidated investments, and $7.5 million in reimbursement of interconnection costs.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2018 was $181.8 million. Net cash provided by financing activities consisted primarily of the following:

•	$126.8 million in proceeds related to the loans issued at Tsugaru Holdings and Tsugaru subsequent to the acquisition; and

•	$333.0 million in proceeds from other long-term debt and the Revolving Credit Facility.
Net cash provided by financing activities was partially offset by:

•	$132.0 million in repayments of the Revolving Credit Facility;

•	$82.5 million of dividend payments;

•	$34.5 million in repayments and termination of long-term debt;

•	$7.0 million in payments for deferred financing costs primarily associated with the issuance of debt associated with Tsugaru Holdings as described above; and

•	$21.3 million in distributions to noncontrolling interests.

Net cash provided by financing activities for the six months ended June 30, 2017 was $117.5 million. Net cash provided by financing activities consisted primarily of the following:

•	$350.0 million in proceeds from the issuance of the unsecured senior notes due 2024; and

•	$139.4 million in proceeds from other long-term debt and the Revolving Credit Facility.
Net cash provided by financing activities were partially offset by:

•	$205.0 million in repayment of the Revolving Credit Facility;

•	$71.5 million of dividend payments;

•	$74.8 million in repayments of long-term debt;

•	$7.7 million in payments for deferred financing costs associated with the issuance of the unsecured senior notes due 2024; and

•	$9.2 million in distributions to noncontrolling interests.

Uses of Liquidity
Cash Dividends to Investors
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A common stock. On August 2, 2018, we declared an unchanged dividend of $0.4220 per share, or $1.688 per share on an annualized basis, to be paid on October 31, 2018 to holders of record on September 28, 2018. The following table sets forth the dividends declared on shares of Class A common stock for the periods indicated.

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2018:
Third Quarter	$0.4220	August 2, 2018	September 28, 2018	October 31, 2018
Second Quarter	$0.4220	May 3, 2018	June 29, 2018	July 31, 2018
First Quarter	$0.4220	February 22, 2018	March 30, 2018	April 30, 2018
We expect to pay a quarterly dividend on or about the 30th day following each fiscal quarter to holders of record of our Class A common stock on the last day of such quarter.
Capital Expenditures and Investments
We expect to make investments in additional projects in 2018 and provide further capital to Pattern Development 2.0, as well as fund the construction costs at Tsugaru. We have committed to acquire MSM from Pattern Development 1.0 for a purchase price of approximately CAD $53.0 million, which is currently expected to occur in 2018. As discussed above, on March 7, 2018, we completed the Japan Acquisition which included cash consideration of $176.6 million, which does not include contingent post-closing payments with fair value of approximately $105.9 million. During the six months ended June 30, 2018, we have funded $57.1 million into Pattern Development 2.0, and on August 9, 2018, we intend to fund an additional $29.0 million.
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

Contractual Obligations
We have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs. See also Note 10, Debt, and Note 17, Commitments and Contingencies, in the notes to consolidated financial statements for additional discussion of contractual obligations.
As part of our acquisitions completed in the first quarter of 2018, we became party to various agreements and future commitments. The following table summarizes estimates of future commitments related to the various agreements entered into as part of those acquisitions (in thousands) as of June 30, 2018:

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Project-level debt principal payments	$2,753	$28,935	$118,930	$136,749	$287,367
Project-level interest payments on debt instruments	2,108	9,657	8,417	14,263	34,445
Other	51,740	184,165	—	—	235,905
Operating leases	1,463	5,273	4,307	30,068	41,111
Service and maintenance agreements	1,511	8,978	12,547	44,853	67,889
Asset retirement obligations	—	—	—	38,132	38,132
Total	$59,575	$237,008	$144,201	$264,065	$704,849
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
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Credit Agreements for Unconsolidated Investments
Below is a summary of our proportion of debt in unconsolidated investments, as of June 30, 2018 (in thousands):

	Total Project Debt	Percentage of Ownership	Our Portion of Unconsolidated Project Debt
Armow	$376,441	50.0%	$188,221
South Kent	452,581	50.0%	226,291
Grand	260,047	45.0%	117,021
K2	555,247	33.3%	185,064
Pattern Development 2.0	86,091	24.0%	20,693
Unconsolidated investments - debt	$1,730,407		$737,290

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
Commodity Price Risk
We manage our commodity price risk for electricity sales primarily through the use of fixed price long-term power purchase agreements with creditworthy counterparties. Our financial results reflect approximately 331,057 MWh of electricity sales during the six months ended June 30, 2018 that were subject to spot market pricing. A hypothetical increase or decrease of 10% or $1.80 per MWh in the merchant market prices would have increased or decreased revenue by $0.6 million for the six months ended June 30, 2018.
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
Interest Rate Risk
As of June 30, 2018, our long-term debt includes both fixed and variable rate debt. As long-term debt is not carried at fair value on the consolidated balance sheets, changes in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments prior to their maturity. The fair market value of our outstanding convertible senior notes, or "debentures," is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our Class A common stock increases and decrease as the market price of our Class A common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent that changes in the fair value of the debentures or value of Class A common stock permit the holders of the debentures to convert into shares. As of June 30, 2018, the estimated fair value of our debt was $2.2 billion and the carrying value of our debt was $2.2 billion. The fair value of variable interest rate long-term debt is approximated by its carrying cost. A hypothetical increase or decrease in market interest rates by 1% would have resulted in a $28.5 million decrease or $31.2 million increase in the fair value of our fixed rate debt.
We are exposed to fluctuations in interest rate risk as a result of our variable rate debt and outstanding amounts due under our Revolving Credit Facility. As of June 30, 2018, $201 million was outstanding under the Revolving Credit Facility. A hypothetical increase or decrease in interest rates by 1% would have a $2.0 million impact to interest expense related to our Revolving Credit Facility for the six months ended June 30, 2018.
We may use a variety of derivative instruments, with respect to our variable rate debt, to manage our exposure to fluctuations in interest rates, including interest rate swaps. As a result, our interest rate risk is limited to the unhedged portion of the variable rate debt. As of June 30, 2018, the unhedged portion of our variable rate debt was $279.5 million. A hypothetical increase or decrease in interest rates by 1% would have a $2.8 million impact to interest expense for the six months ended June 30, 2018.

Foreign Currency Exchange Rate Risk
Our power projects are located in the United States, Canada, Japan and Chile. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. When the U.S. dollar strengthens against foreign currencies, the relative value in revenue earned in the respective foreign currency decreases. When the U.S. dollar weakens against foreign currencies, the relative value in revenue earned in the respective foreign currency increases. A majority of our power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar and Japanese Yen. For the six months ended June 30, 2018, our financial results included C$30.8 million and ¥222.7 million of net income from our Canadian and Japanese operations, respectively. A hypothetical 10% weakening or strengthening of U.S. dollar would have increased or decreased net earnings of our Canadian and Japanese operations by $2.6 million for the six months ended June 30, 2018.
We have established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in our cash flow, which may have an adverse impact to our short-term liquidity or financial condition. For the six months ended June 30, 2018, we recognized a gain on foreign currency forward contracts of $10.9 million in gain (loss) on derivatives in the consolidated statements of operations.
As of June 30, 2018, a 10% devaluation in the Canadian dollar and Japanese Yen to the United States dollar would result in our consolidated balance sheets being negatively impacted by a $49.4 million cumulative translation adjustment in accumulated other comprehensive loss.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject, from time to time, to routine legal proceedings and claims arising out of the normal course of business. There has been no material change in the nature of our legal proceedings from the description provided in our Annual Report on Form 10-K for the year ended December 31, 2017, except the following:
During the third quarter of 2015, rights to appeal prior decisions granting the Renewable Energy Approval (REA) under Ontario's Environmental Protection Act for our K2 facility were exhausted without further appeal. As a result, a stay of a previously filed civil suit against the K2 facility pending final determination of the REA was lifted, allowing such suit to move forward if the claimants so chose to continue such suit. K2 reached a settlement agreement under which K2 waived entitlement to legal fees and in return for claimants agreeing to full dismissal of all pending claims. Such suit was subsequently dismissed in May 2018 concluding the matter.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should consider the risks described under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our risk factors as described in our Annual Report on Form 10-K, except the following:
While the energy industry in Canada in which we operate benefits from governmental support, such support is subject to change, and (in particular) the current administration in Ontario, Canada has proposed policies that have created regulatory uncertainty in Ontario’s clean energy sector.
The current administration in Ontario has made pledges to revamp the province’s energy policies (such as the cap-and-trade program) and taken steps to cancel and wind down certain contracts for renewable power projects that are in the pre-construction phase. We have no information to suggest that power contracts for operating projects in Ontario will be affected by future changes which may be made in policies; however, no assurances can be given that the current administration will not seek to amend renewable power contracts for operating projects, which could then include contracts for our projects in Ontario.
ITEM 5. OTHER INFORMATION
On August 6, 2018, Mr. Michael B. Hoffman resigned as a director of the Company. His resignation from the Board was not because of any disagreement with the Company.

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

10.6
Form of Restricted Stock Agreement under 2013 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018).

10.7
Form of TSR Performance Restricted Stock Agreement under 2013 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018).

10.8
Consent and Waiver Agreement dated as of May 21, 2018 entered into by Public Sector Pension Investment Board and the Company related to the Conejo Solar project (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K dated May 25, 2018).

10.9
Waiver Agreement dated as of May 21, 2018 entered into by Pattern Energy Group LP and the Company related to the Conejo Solar project (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K dated May 25, 2018).

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

Pattern Energy Group Inc.

Dated:	August 9, 2018	By:	/s/ Michael J. Lyon
Michael J. Lyon
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)