Form 10-K/A
period 2018-12-31
Pattern Energy Group Inc.
filed 2019-03-29
CIK 1561660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
On March 1, 2019, Pattern Energy Group Inc. (the “Company”) filed with the Securities and Exchange Commission (the “Commission”) its Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2018.
The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Form 10-K/A”) to include separate financial statements of Pattern Energy Group Holdings 2 LP (“PEGH 2”), pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”). The PEGH 2 financial statements were not available at the time the Company filed its Form 10-K. In accordance with Rule 3-09(b)(1), the PEGH 2 financial statements are being filed as an amendment to the Form 10-K within 90 days after the end of the Company's fiscal year.
This Form 10-K/A amends the Form 10-K solely by the addition of (i) the PEGH 2 financial statements (the “PEGH2 Financial Statements”) to Part IV, Item 15(a)(1)(e) and (ii) new consents of the independent auditors to Part IV, Item 15(a)(3) under Exhibits 23.1, 23.2 and 23.3 thereto. Pursuant to the requirements Rule 12b-15 promulgated by the Commission under the Securities Exchange Act of 1934, as amended, the Company has set forth the complete text of Item 15, Exhibits and Financial Statement Schedule, as amended. No changes have been made to any of the other financial statements or the financial statement schedule previously included under Item 15 in the Form 10-K previously filed on March 1, 2019.
No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events.
This Form 10-K/A has been signed as of a current date and all certifications of the Company's Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with filings made by the Company with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

TABLE OF CONTENTS

PART IV
Item 15.	Exhibits and Financial Statement Schedule.	4

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a)	Documents filed as part of this report

(1)	Consolidated financial statements—Pattern Energy Group Inc.

	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017	F-4
	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	F-5
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016	F-6
	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F-8
	Notes to Consolidated Financial Statements	F-10

Financial statements—Equity Method Investments
	a) South Kent Wind LP Financial Statements as of December 31, 2018 (unaudited) and December 31, 2017, and for the years ended December 31, 2018 (unaudited), 2017 and 2016	S-1
	b) Grand Renewable Wind LP Financial Statements as of December 31, 2018 (unaudited) and December 31, 2017, and for the years ended December 31, 2018 (unaudited), 2017 and 2016	S-20
	c) SP Armow Wind Ontario LP Financial Statements as of December 31, 2018 (unaudited) and December 31, 2017, and for the years ended December 31, 2018 (unaudited), 2017 and 2016	S-40
	d) K2 Wind Ontario LP Financial Statements as of December 31, 2017, and for the period January 1, 2018 to December 30, 2018 (unaudited) and for the years ended December 31, 2017 and 2016	S-59

e) Pattern Energy Group Holdings 2 LP Financial Statements as of December 31, 2018 (unaudited) and 2017, and for the year ended December 31, 2018 (unaudited) and for the period from July 27, 2017 through December 31, 2017
S-76

(2)	Financial statements Schedule—Pattern Energy Group Inc. Parent
	Schedule I - Condensed Parent Company Financial Statements as of December 31, 2018 and December 31, 2017, and for the years ended December 31, 2018, 2017, 2016	S-110

(3)	Exhibits

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

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company's 2018 Annual Report on Form 10-K filed on March 1, 2019).

23.1**	Consent of Independent Registered Public Accounting Firm

23.2**	Consent of Independent Registered Public Accounting Firm

23.3**	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney (Incorporated by reference to Exhibit 24.1 to the Company's 2018 Annual Report on Form 10-K filed on March 1, 2019).

31.1**	Certifications of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certifications of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (Incorporated by reference to Exhibit 101.INS to the Company's 2018 Annual Report on Form 10-K filed on March 1, 2019).

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit 101.SCH to the Company's 2018 Annual Report on Form 10-K filed on March 1, 2019).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to Exhibit 101.CAL to the Company's 2018 Annual Report on Form 10-K filed on March 1, 2019).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to Exhibit 101.DEF to the Company's 2018 Annual Report on Form 10-K filed on March 1, 2019).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to Exhibit 101.LAB to the Company's 2018 Annual Report on Form 10-K filed on March 1, 2019).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to Exhibit 101.PRE to the Company's Annual Report on Form 10-K filed on March 1, 2019).

*	These certifications accompany this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.

**    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 28, 2019	Pattern Energy Group Inc.
		By	/s/ Michael M. Garland
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

CONSOLIDATED FINANCIAL STATEMENTS

Pattern Energy Group Holdings 2 LP

As of December 31, 2018 (unaudited) and 2017
and for the year ended December 31, 2018 (unaudited) and for the period from
July 27, 2017 through December 31, 2017
with Report of Independent Auditors

Pattern Energy Group Holdings 2 LP
Consolidated Financial Statements

As of December 31, 2018 (unaudited) and 2017
and for the year ended December 31, 2018 (unaudited)
and for the period from July 27, 2017 through December 31, 2017

Report of Independent Auditors

To the Partners,
Pattern Energy Group Holdings 2 LP

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

/s/ Ernst & Young LLP

San Francisco, California

March 28, 2019

Pattern Energy Group Holdings 2 LP
Consolidated Balance Sheets
(In thousands of U.S. Dollars)

	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,712	$53,504
Restricted cash, current	—	2,451
Notes receivable, related party	52,307	—
Short-term deposits	34,489	2,845
Prepaid expenses and other current assets	19,461	9,991
Total current assets	167,969	68,791

Restricted cash	51,983	21,140
Related party receivable, long-term	7,676	17,248
Notes receivable, long-term	2,476	—
Major equipment advances	147,618	51,667
Deferred development costs	5,727	19,537
Construction in progress	180,278	181,674
Property, plant and equipment, net	6,819	133,387
Unconsolidated investments	29,302	7,754
Long-term deposits	18,082	9,826
Other assets	22,752	15,837
Total assets	$640,682	$526,861

Liabilities and partners' capital
Current liabilities:
Accounts payable and accrued liabilities	$60,368	$35,040
Current portion of long-term debt, net	211,907	107,164
Related party payable, current	30,008	16,543
Total current liabilities	302,283	158,747

Long-term debt, net	—	74,891
Other long-term liabilities	10,394	25,548
Total liabilities	312,677	259,186
Commitments and contingencies (Note 15)

Partners' capital:
General partners	—	—
Limited partners	332,361	263,968
Accumulated other comprehensive income (loss)	(4,924)	(2,204)
Total capital before noncontrolling interest	327,437	261,764
Noncontrolling interest	568	5,911
Total partners' capital	328,005	267,675
Total liabilities and partners' capital	$640,682	$526,861

See accompanying notes to consolidated financial statements.

Pattern Energy Group Holdings 2 LP
Consolidated Statements of Operations
(In thousands of U.S. Dollars)

	For the year ended December 31, 2018	For the period from July 27, 2017 through December 31, 2017
	(unaudited)
Revenue:
Electricity sales	$5,335	$9,974
Project sales	94,900	—
Project sales, related party	122,073	—
Services, related party	40,423	—
Total revenue	262,731	9,974

Cost of revenue:
Electricity production	2,386	5,756
Project sales expense	89,016	—
Project sales expense, related party	83,692	—
Services expense, related party	2,187	—
Total cost of revenue	177,281	5,756

Operating expenses:
Development expense	54,016	21,990
Impairment expense	38,835	1,535
General and administrative	19,500	7,199
Related party expenses	41,677	14,037
Total operating expenses	154,028	44,761

Operating loss	(68,578)	(40,543)

Other income (expense):
Interest expense	(2,481)	(2,101)
Loss from unconsolidated investments, net	(2,324)	(1,962)
Net gain on transactions	23,623	—
Other income (expense), net	4,006	(374)
Total other income (expense)	22,824	(4,437)

Loss before income tax provision	(45,754)	(44,980)
Income tax provision	13,884	3,314
Net loss	(59,638)	(48,294)

Net income attributable to noncontrolling interest	298	1,101
Net loss attributable to controlling interest	$(59,936)	$(49,395)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Holdings 2 LP
Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. Dollars)

	For the year ended December 31, 2018	For the period from July 27, 2017 through December 31, 2017
	(unaudited)
Net loss	$(59,638)	$(48,294)
Other comprehensive income (loss)
Foreign currency translation and other comprehensive income (loss), net	(306)	2,328
Comprehensive loss	(59,944)	(45,966)

Less comprehensive income (loss) attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	298	1,101
Foreign currency translation and other comprehensive income (loss), net	(234)	3,083
Comprehensive income attributable to noncontrolling interest	64	4,184
Comprehensive loss attributable to controlling interest	$(60,008)	$(50,150)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Holdings 2 LP
Consolidated Statements of Changes in Partners' Capital
(In thousands of U.S. Dollars)

	General Partners	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling interest	Total Partners' Capital
Balances at July 27, 2017	$—	$149,772	$(1,449)	$148,323	$18,791	$167,114
Contributions[1]	—	280,626	—	280,626	—	280,626
Redemptions	—	(89,023)	—	(89,023)	—	(89,023)
Transactions with non-controlling interests[2]	—	(19,315)	—	(19,315)	(10,673)	(29,988)
Distributions[3]	—	(2,454)	—	(2,454)	(6,391)	(8,845)
Common control transactions	—	(6,243)	—	(6,243)	—	(6,243)
Net income (loss)	—	(49,395)	—	(49,395)	1,101	(48,294)
Other comprehensive income (loss), net of tax	—	—	(755)	(755)	3,083	2,328
Balances at December 31, 2017	$—	$263,968	$(2,204)	$261,764	$5,911	$267,675
Contributions[4] (unaudited)	—	406,891	—	406,891	—	406,891
Redemptions (unaudited)	—	(92,657)	—	(92,657)	—	(92,657)
Transactions with non-controlling interests[5] (unaudited)	—	(3,236)	—	(3,236)	806	(2,430)
Distributions[6] (unaudited)	—	(89,459)	(2,648)	(92,107)	(6,213)	(98,320)
Common control transactions[7] (unaudited)	—	(93,210)	—	(93,210)	—	(93,210)
Net income (loss) (unaudited)	—	(59,936)	—	(59,936)	298	(59,638)
Other comprehensive loss, net of tax (unaudited)	—	—	(72)	(72)	(234)	(306)
Balances at December 31, 2018 (unaudited)	$—	$332,361	$(4,924)	$327,437	$568	$328,005

[1] $50.7 million was contributed from Pattern Development 1.0 to Consolidated Japan Holdings for development purposes.
[2] Consolidated Japan Holdings acquired additional equity interests from noncontrolling interests, $30.0 million.
[3] $2.5 million was distributed from Consolidated Japan Holdings to Pattern Development 1.0.
[4] $11.8 million was contributed from Pattern Development 1.0 to Consolidated Japan Holdings for development purposes (unaudited).
[5] Consolidated Japan Holdings acquired additional equity interests from noncontrolling interests, $2.4 million (unaudited).
6 On March 7, 2018, Consolidated Japan Holdings sold the equity interests in Green Power Tsugaru G.K., G.K. Green Power Otsuki, Green Power Kanagi, and Otsuki Wind Power Corporation. The $92.1 million distribution represents the cash attributable to the sale that was collected by Pattern Development 1.0 (unaudited).

[7] $43.2 million of $93.2 million was paid in excess of the net book value of Japan Holdings acquired in common control transaction (refer to Footnote 2. Summary of Significant Accounting Policies) (unaudited).

See accompanying notes to consolidated financial statements.

Pattern Energy Group Holdings 2 LP
Consolidated Statements of Cash Flows
(In thousands of U.S. Dollars)

	For the year ended December 31, 2018	For the period from July 27, 2017 through December 31, 2017
	(unaudited)
Operating activities

Net loss	$(59,638)	$(48,294)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,943	3,344
Amortization of financing costs	891	644
Amortization of power purchase agreements, net	—	316
Amortization of lease incentive assets	—	2
Unrealized loss on exchange rate changes	421	756
Net profit on project sales	(35,456)	—
Net gain on transactions	(23,623)	—
Deferred taxes	(100)	2,896
Impairment expense	38,835	1,535
Equity in losses of unconsolidated investments	2,324	1,962
Distribution from unconsolidated investments	1,784	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(35,186)	(3,351)
Related party receivable, long-term	—	47
Other assets	(9,335)	(653)
Accounts payable and accrued liabilities	12,249	10,043
Related party payable	10,812	5,371
Other long-term liabilities	1,499	860
Development expenditures	(163,598)	—
Net cash used in operating activities	(255,178)	(24,522)

Investing activities
Assets acquired in common control transactions	(49,977)	(13,833)
Cash paid for asset acquisitions	(6,152)	(4,750)
Proceeds from sale of investments	156,946	—
Capital expenditures	(7,624)	(61,850)
Contribution to unconsolidated investments	(20,633)	(3,227)
Distribution from unconsolidated investments	500	—
Other current and non-current assets	—	(1,386)
Issuance of notes receivable	(2,431)	—
Issuance of notes receivable - related party	(52,307)	—
Net cash used in investing activities	18,322	(85,046)

Pattern Energy Group Holdings 2 LP
Consolidated Statements of Cash Flows
(In thousands of U.S. Dollars)

	For the year ended December 31, 2018	For the period from July 27, 2017 through December 31, 2017
	(unaudited)
Financing activities
Contributions - controlling interest	406,891	280,626
Distributions - controlling interest	(92,107)	(2,454)
Distributions - noncontrolling interest	—	(6,391)
Distributions in common control transactions	(43,233)	(6,243)
Redemptions	(92,657)	(89,023)
Payment for financing costs	(13,822)	(869)
Proceeds from short-term debt	259,347	—
Repayment of short-term debt	(192,635)	—
Proceeds from long-term debt	45,426	—
Repayment of long-term debt	—	(5,222)
Transactions with noncontrolling interest	(2,430)	(29,988)
Net cash provided by financing activities	274,780	140,436

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,324)	2,619
Net change in cash, cash equivalents, and restricted cash	36,600	33,487
Cash, cash equivalents, and restricted cash at beginning of period	77,095	43,608
Cash, cash equivalents, and restricted cash at end of period	$113,695	$77,095

Supplemental disclosure
Cash payments for interest expense, net of capitalized interest	$6,625	$4,027
Schedule of non-cash activities:
Change in capital expenditures	$41,972
Change in other current and non-current assets	6,000
Derecognition of noncontrolling interest	6,213

See accompanying notes to consolidated financial statements.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

1. Organization
On November 10, 2016, Pattern Energy Group Holdings 2 LP ("PEG LP 2") and its subsidiaries (collectively referred to as "Pattern Development 2.0", "we", "our", or the "Partnership") were formed as a Delaware limited partnership with the purpose, through its consolidated and equity method investees ("Project Entities"), to acquire and develop early to mid-stage renewable energy generation and electrical transmission assets for the purpose of further developing them for eventual sale.
On June 16, 2017, PEG LP 2’s General Partner executed the Second Amended and Restated Agreement of Limited Partnership of Pattern Energy Group Holdings 2 LP (“Capital and Redemption Agreement”) with R/C Wind II LP ("Riverstone"), Pattern Energy Group Holdings LP ("PEGH"), Management (together with PEGH, the "Existing LPs") and new investors, Riverstone Pattern Energy II Holdings LP (“Riverstone II”) and Pattern Energy Group, Inc. (“PEGI”). Per the terms of the Capital and Redemption Agreement, a capital call was approved by PEG LP 2’s Board of Directors. The Capital and Redemption Agreement became effective on July13, 2017 when PEG LP 2 received $205.0 million from the capital call. The capital call funds were used to redeem approximately 49% of the Existing LPs’ investment including all of PEGH’s investment, purchase Project Entities, and provide working capital funds. On December 26, 2017, PEG LP 2's Board of Directors approved an additional capital call of $25.0 million. Throughout 2018, the Board of Directors approved capital calls and sold additional Class A units receiving $395.0 million (unaudited). The capital call funds were used to redeem the remaining Existing LP units and to provide working capital for development activities.
Business
The Partnership is a developer of early to mid-stage renewable energy generation and electrical transmission projects in North America and Japan. The Partnership acquires projects and further develops them for sale once development is complete. The Partnership currently has some projects that are in the construction phase. The Partnership generally intends to sell its projects under construction prior to or when they reach commercial operation as the Partnership's business is not to hold projects during their operational phase.
On December 8, 2016, PEG LP 2 entered into a contribution agreement with PEGH. PEGH, through its wholly owned subsidiary, Pattern Energy Group LP ("Pattern Development 1.0"), contributed all of its equity interests in certain development subsidiaries to Pattern Development 2.0 in exchange for partnership interests in the Partnership (the “Contribution”). In June 2017, Pattern Development 1.0 and Pattern Development 2.0 entered into three separate agreements to transfer additional equity interests from Pattern Development 1.0 to the Partnership. PEGH sold equity interests in development subsidiaries in the United States, Canada, and Mexico (the “Second Contribution”) to the Partnership for $23.5 million.
On February 26, 2018, the Partnership entered into a Purchase and Sale Agreement (“Japan Purchase”) with Pattern Development 1.0 to acquire certain developmental renewable energy assets for $93.2 million (unaudited). The Japan Purchase closed on March 7, 2018. As further discussed in Footnote 2. Summary of Significant Accounting Policies, the financial results for all prior periods have been recast to reflect the operations obtained from the Japan Purchase.
As a result of the transactions with PEGH, the Partnership’s purchase of Project Entities from third parties, and the Partnership’s formation of greenfield Project Entities, the Partnership has varying interests in approximately 80 Project Entities (unaudited) in various degrees of development.
Liquidity
The Partnership evaluated its ability to continue as a going concern in preparing its consolidated financial statements. For the years ended December 31, 2018 and December 31, 2017, the Partnership had operating losses of $68.6 million and $40.5 million respectively and negative working capital as of December 31, 2018. Working capital as of December 31, 2018 is negative primarily due to our Project Entity, Grady Wind Energy Center LLC’s (“Grady”), loan facilities (refer to Footnote 12. Long-Term Debt) and material commitments related to the development and construction of our renewable energy generation projects.  However, management believes that these conditions are temporary in nature and will be alleviated by our plans as described below.

•
The Partnership has executed an Equity Contribution Commitment Agreement under which it will issue Class A shares to third party equity investors in our wholly owned Project Entity, Grady, in exchange for cash consideration. The equity contribution will occur when the Grady project reaches commercial operation which is expected to occur in the first half of 2019;

•	The Partnership expects to sell its interest in Grady at commercial operation; and

•	The Partnership has executed agreements with a third party to sell two additional project entities at construction completion, which is expected to occur in 2019.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

Our plans to sell our interest in Grady and certain other Project Entities are expected to alleviate the potential substantial doubt about our ability to continue as a going concern as these transactions should provide working capital that will enable us to pay off the Grady loan facilities, our equity-back leveraged loan and other obligations. We consider these plans probable of implementation since there are executed agreements in place.
In addition to our plans to sell our interests in our Project Entities and obtain tax equity funding, the Partnership can make capital calls to its investors for funding. Our investor, PEGI, has committed to make capital commitments of up to $300.0 million to us as a part of approximately $1.0 billion of capital commitments which we have secured from long-term focused investors, such as pension and sovereign wealth funds. As of December 31, 2018, PEGI has invested a total of $183.0 million (unaudited) of the potential $300.0 million.
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
As further discussed in Footnote 3. Japan Acquisition, the Japan Purchase is considered a transaction between entities under common control, and a change in reporting entity; therefore, the accompanying financial information presented has been recast to include the Japan Purchase for all periods presented. Accordingly, the accompanying consolidated financial statements include historical cost-basis accounts of the assets of the Japanese business prior to March 7, 2018, the date of the Japan Purchase.
When the Partnership acquires an entity under common control, the assets and liabilities from the entity are recorded on the Partnership's consolidated balance sheets at cost. If any cash was paid in excess of the net book value of the acquired assets and liabilities, the excess is recorded as a distribution. For the Japan Purchase, the Partnership paid $43.2 million in excess of the net book value of Japan Holdings and recorded as a distribution in common control transaction in Consolidated Statements of Change in Partners' Capital.
The consolidated financial statements include the accounts of PEG LP 2 and all other entities in which the Partnership has a controlling financial interest, including those variable interest entities ("VIEs") where the Partnership is the primary beneficiary. Results of operations of acquired entities are included from the date of acquisition. Results of operations of VIEs are included from the date at which the Partnership became the primary beneficiary.
Asset Acquisitions
When the Partnership acquires assets and liabilities that do not constitute a business or a VIE, the fair value of the purchase consideration, including the transaction costs for the asset acquisition, is assumed to be equal to the fair value of the net assets acquired. The purchase consideration, including transaction costs, is allocated to the individual assets and liabilities assumed based on their relative fair values. Contingent consideration associated with the acquisition is generally recognized when the contingency is resolved and the consideration is paid or becomes payable. No goodwill is recognized in an asset acquisition.
Variable Interest Entities
When we acquire a controlling interest in an entity that meets the definition of a VIE, but does not meet the definition of a business, the acquisition is accounted for using the acquisition method, except that no goodwill or bargain purchase is recognized. The fair value of the purchase consideration is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Contingent consideration, if any exists, is also recognized and measured at fair value as of the acquisition date. To the extent that there is difference between the purchase consideration and the VIE's identifiable assets and liabilities recorded and measured at fair value, the difference is recognized as a gain or loss. Transaction costs associated with the acquisition of a VIE are expensed as incurred.
In the normal course of our business, we have 100% of the ownership interests in Project Entities that have been determined to be VIEs because the Project Entities lack sufficient equity at risk to develop, construct, and operate their project. The Partnership is the primary beneficiary since we have the power to direct the activities that most significantly impact the VIE’s economic performance and exposure to the economics of the Project Entities through our obligation to fund the development of the project. When a Project Entity begins construction and obtains construction financing, we generally determine that the Project Entity is no longer a VIE because the entity has demonstrated that it has sufficient equity at risk to finance the construction without additional subordinated financial support. We also enter into joint venture agreements with third parties to develop and construct projects. We generally have a variable interest in these

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017 entities and an obligation to co-develop the project. Prior to construction financing these entities are usually VIEs, but we generally are not the primary beneficiary.
Equity Method Investments
We recognize our interests in Project Entities in which we have significant influence over, but do not control, as equity method investments. Our equity method investments are initially recognized at cost and subsequently adjusted for our share of the investee’s income (losses). We reduce the carrying value of our equity method investments for any distributions from our investees that represent a return of capital. Our significant equity method investments are in our Project Entities where we have a development partner.
Noncontrolling Interests
Noncontrolling interests represent the portion of the Partnership’s net income (loss), net assets and comprehensive income (loss) that is not allocable to the Partnership and is calculated based on ownership percentage, where applicable.
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
Fair Value Measurements
The Partnership’s fair value measurements incorporate various factors, including the credit standing and performance risk of the counterparties, the applicable exit market and specific risks inherent in the instrument. Nonperformance and credit risk adjustments on risk management instruments are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing and asset or liability, including estimates or risk. When such information is not available, internal models may be used. (Refer to Footnote 13. Fair Value Measurements).
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31 (in thousands):

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as presented on the Consolidated Statements of Cash Flows

	December 31, 2018	For the period from July 27, 2017 through December 31, 2017
	(unaudited)
Cash and cash equivalents at end of period	$61,712	$53,504
Restricted cash - current	—	2,451
Restricted cash	51,983	21,140
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$113,695	$77,095
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
Property, Plant and Equipment
Property, plant and equipment represents the costs of completed and operational projects as well as land, computer software, and other equipment. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the respective assets’ useful lives. Land is not depreciated. Improvements to property, plant and equipment deemed to extend the useful economic life of an asset are capitalized. Repair and maintenance costs are expensed as incurred.
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
Revenue Recognition

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

The Partnership has three sources of revenue: sale of completed energy-generating and transmission projects, services from management and administration, and electricity sales from completed projects before its eventual sale.
The Partnership develops and sells renewable energy generation and electrical transmission assets. These assets are developed in Project Entities that hold the land or leases for land on which the assets are being developed. The Partnership applies the guidance on sales of real estate in ASC 360-20 to account its sales of its interest in Project Entities. The Partnership recognizes revenue for its Project Sales under the full accrual method when a sale is consummated, the buyer's initial and continuing investments are adequate to demonstrate a commitment to pay for the Project Entity, the Partnership's receivable, if any, is not subject to future subordination, and the Partnership has transferred to the buyer the usual risks and rewards of ownership. In evaluating whether the Partnership has transferred the usual risks and rewards of ownership, the Partnership evaluates whether it has any continuing involvement with the Project Entity and the nature of that involvement and its impact on the Partnership's revenue recognition for the transaction. If the buyer's initial investment is not adequate and the Partnership has provided funds that are significant relative to the sale transaction to the buyer, the Partnership will defer recognition of revenue for the sale and account for the transaction under the deposit method. If a sale meets the criteria for recognition under the full accrual method, the Partnership recognizes revenue when its interest in the Project Entity transfers to the buyer and reclassifies the Project Entity's assets to cost of sales.
The Partnership earns revenue from the Management, Operations and Maintenance Agreements ("MOMAs") and Project Administration Agreements ("PAAs") that it has with wind farms, which are owned by related parties. These agreements provide persuasive evidence that a contract exists between the Partnership and wind farm owner. Under each MOMA and PAA, the Partnership provides various services to the wind farms typically in exchange for a fixed annual fee, payable in equal monthly installments. The Partnership recognizes revenue for its services as they are rendered each month, based on the amount invoiced each month.
The Partnership sells electricity under the terms of Power Sale Agreements ("PSAs"), Power Purchase Agreements ("PPAs") or at market prices. Revenue is recognized based upon the amount of electricity delivered at rates specified under the contracts or at market prices, for spot market transactions, assuming all other revenue recognition criteria are met. Depending on the terms of the PSAs or PPAs, we may account for the contracts as operating leases. The Partnership's electricity revenue was earned by its Project Entity, Stillwater Wind, LLC, which was sold on November 20, 2018 to PEGI and unrelated third parties (refer to Footnote 4. Other Acquisitions and Dispositions).
Cost of Revenue
The Partnership's cost of revenue for its sale of its interests in Project Entities is the Project Entities' assets. The Project Entities' assets consist of deferred development costs and construction in progress and either the land or lease of land.
The Partnership’s other cost of revenue is comprised of direct costs of operating and maintaining its wind project facilities, including labor, turbine service arrangements, land lease royalties, depreciation, accretion, property taxes and insurance.
Income Taxes
The Partnership is organized as a pass-through entity for U.S. federal and state income tax purposes. Federal and state income taxes are assessed at the owner level and each owner is liable for its own tax payments. The Partnership is subject to other state-based taxes. Certain entities are corporations or have elected to be taxed as corporations. In these circumstances, income tax is accounted for under the asset and liability method. The Partnership is subject to Canada, Netherlands, Japan and Mexico income taxes based upon the tax laws and rates in effect in the countries in which operations are conducted.
The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Partnership recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Partnership considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and results of recent operations. If the Partnership determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

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
As of December 31, 2018 and 2017, the Partnership recorded in short-term and long-term deposits of $49.2 million (unaudited) and $7.3 million, respectively, for transmission security deposits to public utilities companies and $147.6 million (unaudited) and $51.7 million, respectively, in major equipment advances to major turbine suppliers.
Foreign Currency Translation
The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars (“USD”) at the rates in effect at the consolidated balance sheets date and revenue and expense amounts are translated at average rates during the period, with the resulting foreign currency translation adjustments recorded in other comprehensive income (loss), net of tax, in the consolidated statements of changes in partners’ capital and comprehensive income (loss). Where the USD is the functional currency, re-measurement adjustments are recorded in other (expense) income, net in the accompanying consolidated statements of operations.
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"), which provides a screen to determine when an integrated set of assets and activities (the "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early application permitted. The Partnership adopted ASU 2017-01 on January 1, 2018 and applied prospectively to any transactions occurring within the period of adoption. The adoption of ASU 2017-01 did not have a significant impact on the Partnership as most of the Partnership's acquisitions prior to the adoption of ASU 2017-01 were accounted for as asset acquisitions. Additionally, the Partnership's sales of its interests in Project Entities are within the scope of Accounting Standards Codification ("ASC") 360-20.
Recently Issued Accounting Standards not yet Adopted
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply the amendments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Partnership is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which amends changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty which should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods. Early application is permitted. The Partnership is currently assessing the impact of changes to the disclosure requirements for fair value measurement.
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

2017-05"). ASU 2017-05 is meant to clarify the scope of ASC 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 is required to be adopted concurrent with the Partnership's adoption of ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09" or "ASC 606"). ASU 2017-05 may be adopted using either a full retrospective method or a modified retrospective method. The Partnership will adopt ASU 2017-05 using a modified retrospective approach as this is the adoption method the Partnership is using for its adoption of ASU 2014-09. The Partnership does not expect this update will have a material impact on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses ("ASU 2018-19") clarifies that receivables arising from operating leases are not within the scope of ASC 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2016-13 is not expected to have a material impact on the Partnership's consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02" or "ASC 842"), which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities. In 2018, the FASB issued ASU 2018-01, Leases (Topic 842):Land Easement Practical Expedient for Transition to Topic 842 ("ASU 2018-01"), ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"), ASU 2018-11, Leases (Topic 842) - Targeted Improvements ("ASU 2018-11") and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors ("ASU 2018-20"). The Partnership will adopt these ASUs concurrently with its adoption of ASU 2016-02.
The Partnership expects to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow the Partnership to carry forward prior conclusions related to contracts accounted for as leases, historical lease classification and initial direct costs for those arrangements with commencement dates prior to adoption. The Partnership will also elect the practical expedient related to land easements, allowing the Partnership to carry forward its accounting treatment for land easements on existing agreements with commencement dates prior to adoption as intangible assets. The Partnership has lease agreements with lease and non-lease components and is electing not to separate these and will treat as a single lease component. The Partnership will make an accounting policy election whereby short-term leases with an initial term of 12 months or less will not be recorded on the consolidated balance sheets. The Partnership will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Partnership is implementing a number of system enhancements to facilitate the identification, tracking and reporting of leases based upon the requirements of the new lease standard. The Partnership is also assessing the accounting impact of ASU 2016-02 as it applies to its PPAs, land leases, office leases and equipment leases. The Partnership is not yet able to quantify the impact on the consolidated financial statements of adopting this standard.
In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 replaces industry-specific guidance and establishes a single five-step model to recognize revenue. The core principle of this new standard is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. Since its issuance, ASC 606 has been amended by several accounting standard updates issued by the FASB. These updates clarify how to apply the principal versus agent guidance, identify performance obligations and apply the licensing implementation guidance. The FASB also issued narrow scope amendments to ASC 606 regarding implementation issues on collectability, non-cash consideration, completed contracts at transition, related to loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts. ASU 2014-09 and the related accounting standard updates (collectively, the "New Standard") are effective for annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Partnership plans to adopt the New Standard effective January 1, 2019 using the modified retrospective approach. Under the modified retrospective approach the Partnership will present the cumulative effect of initially applying the New Standard at the date of initial application. The Partnership will also present additional disclosures upon adoption of the New Standard.
The Partnership expects the adoption of ASC 606 to primarily affect sales of its development projects. Sales of development projects are currently accounted for under ASC 360-20 as they include the sale or transfer of a lease of real estate and development assets that are integral to the real estate. The Partnership's sales of its equity method investments in an entity that holds substantial real estate or a lease of real estate and development assets integral to the real estate are also accounted for under ASC 360-20 as the equity method investment

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017 is considered in substance real estate. Under ASC 360-20, the Partnership is required to assess how its continuing involvement in a development project affects the revenue recognition for the sale of a development project. Additionally, under ASC 360-20, the Partnership does not recognize contingent consideration from the sale of a development project until the contingency is resolved. ASC 606 supersedes the guidance in ASC 360-20 for sales of real estate and in substance real estate. Additionally, ASC 606 excludes from its scope sales of equity method investments. As such, upon the adoption of ASC 606, the Partnership will account for sales of its equity method investments in development projects under ASC 860. However, sales of consolidated development projects will be accounted for under ASC 606 as developing projects for the purpose of selling them is an output of the Partnership's ordinary activities. The Partnership anticipates that revenue from sales of consolidated development projects will be recognized earlier under ASC 606, specifically when the sale contains contingent consideration.
The Partnership does not expect the adoption of ASC 606 to significantly impact its accounting for its MOMAs and PAAs with wind farms. Revenue for these services is currently recognized over time. Under these agreements, the Partnership provides services to the various wind farms, typically for a fixed annual fee payable in monthly installments, which escalates with the consumer price index ("CPI") on an annual basis. The services provided by the Partnership to the wind farm each month represent a single performance obligation satisfied over time. The services are invoiced at a fixed price each month. Under ASC 606, the Partnership will be recognizing revenue for these agreements over time as it invoices the wind farm.
The Partnership is in the process of finalizing its evaluation of the impact of the new standard on its accounting policies, processes and system requirements. The Partnership's assessment efforts to date have included identification of its revenue streams, reviewing and updating accounting policies affected by the new standard, analyzing contracts to identify the impact of ASC 606 and assessing internal controls, processes, and systems requirements. The Partnership has determined that adoption of ASC 606 will not have a material impact on its consolidated financial statements in the period of adoption.
ASU 2014-09 also includes ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers ("ASC 340-40"). ASC 340-40 requires that the Partnership capitalize both certain costs to obtain a contract with a customer and to fulfill a contract with a customer. The Partnership will adopt ASC 340-40 concurrently with its adoption of the New Standard. The Partnership will apply a modified retrospective approach for adoption, with the cumulative effect of initially applying ASC 340-40 at the date of initial application. The Partnership does not expect the adoption of ASC 340-40 to have a material impact.

3. Japan Acquisition
Acquisition of Pattern Development Japan Power Holdings LLC
On March 7, 2018, the Partnership acquired 100% of the membership interests in Pattern Development Japan Power Holdings LLC ("Japan Holdings") from Pattern Development 1.0 for a total cash consideration of $93.2 million (unaudited). The Japan Purchase is considered a transaction between entities under common control and a change in reporting entity. Accordingly, we have recast the Partnership's 2017 consolidated financial statements as if Japan Holdings had been part of the Partnership for all periods presented in these consolidated financial statements (the "Recast Period") using the pooling method of accounting.
Japan Holdings holds 93.42% of the equity interests in Green Power Investment Corporation ("GPI") and 100% of the equity interests in Pattern Development Japan G.K. ("PDJ"). GPI and PDJ are in the business of developing and operating renewable energy projects in Japan. Through the acquisition the Partnership acquired: a development pipeline in Japan; a development contract to develop Tsugaru; a minority interest in Futtsu; and management agreements for Ohorayama, Kanagi, and Otsuki, operating renewable energy projects owned by PEGI.
Recasted Financial Statements
During the Recast Period, these consolidated financial statements combine the consolidated Japan Holdings balance sheet and results of operations together with the Partnership's historical consolidated balance sheet and results of operations under the pooling method of accounting. Japan Holdings consolidates: Green Power Tsugaru G.K. ("Tsugaru"), G.K. Green Power Futtsu ("Futtsu"), GPI, Otsuki Wind Power Corporation ("Otsuki"), and G.K Green Power Kanagi ("Kanagi"). On March 7, 2018, some or all of Japan Holdings' equity interests in these projects were sold to PEGI.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

Historical Financial Information
As a result of our acquisition of Japan Holdings, GPI, PDJ and all their consolidated entities ("Consolidated Japan Holdings") are included in the consolidated balance sheet as of December 31, 2017 under the pooling method. The following table presents our previously reported December 31, 2017 consolidated balance sheet, adjusted for the pooling of Japan Holdings:

	December 31, 2017
	PEG LP 2 (As previously reported)	Consolidated Japan Holdings	PEG LP 2 (As currently reported)
Assets
Current assets:
Cash and cash equivalents	$40,211	$13,293	$53,504
Restricted cash, current	2,451	—	2,451
Short-term deposits	2,845	—	2,845
Prepaid expenses and other current assets	4,048	5,943	9,991
Total current assets	49,555	19,236	68,791

Restricted cash	14,242	6,898	21,140
Related party receivable	17,248	—	17,248
Major equipment advances	50,495	1,172	51,667
Deferred development costs	17,825	1,712	19,537
Construction in progress	164,288	17,386	181,674
Property, plant and equipment, net	2,710	130,677	133,387
Unconsolidated investments	6,063	1,691	7,754
Long-term deposits	9,642	184	9,826
Other assets	2,528	13,309	15,837
Total assets	$334,596	$192,265	$526,861

Liabilities and partners' capital
Current liabilities:
Accounts payable and accrued liabilities	$16,985	$18,055	$35,040
Current portion of long-term debt, net	101,920	5,244	107,164
Related party payable, current	11,565	4,978	16,543
Total current liabilities	130,470	28,277	158,747

Long-term debt, net	—	74,891	74,891
Other long-term liabilities	843	24,705	25,548
Total liabilities	131,313	127,873	259,186

Partners' capital:
General partners	—	—	—
Limited partners	202,846	61,122	263,968
Accumulated other comprehensive income (loss)	98	(2,302)	(2,204)
Total capital before noncontrolling interest	202,944	58,820	261,764
Noncontrolling interest	339	5,572	5,911
Total partners' capital	203,283	64,392	267,675
Total liabilities and partners' capital	$334,596	$192,265	$526,861

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

As a result of our acquisition of Japan Holdings, Consolidated Japan Holdings are included in our operating results for the period from July 27, 2017 through December 31, 2017. The following table presents the previously reported consolidated statement of operations for the period from July 27, 2017 through December 31, 2017, adjusted for the pooling of Japan Holdings.

	For the period from July 27, 2017 through December 31, 2017
	PEG LP 2 (As previously reported)	Consolidated Japan Holdings	PEG LP 2 (As currently reported)

Revenue:
Electricity sales	$—	$9,974	$9,974
Total revenue	—	9,974	9,974

Cost of revenue:
Electricity production	—	5,756	5,756
Total cost of revenue	—	5,756	5,756

Operating expenses:
Development expense	18,065	3,925	21,990
Impairment expense	—	1,535	1,535
General and administrative	2,722	4,477	7,199
Related party expenses	11,777	2,260	14,037
Total operating expenses	32,564	12,197	44,761

Operating loss	(32,564)	(7,979)	(40,543)

Other income (expense):
Interest expense	(1,240)	(861)	(2,101)
Loss from unconsolidated investments, net	(1,829)	(133)	(1,962)
Other income (expense), net	156	(530)	(374)
Total other expense	(2,913)	(1,524)	(4,437)

Net loss before income taxes	(35,477)	(9,503)	(44,980)
Income tax provision	—	3,314	3,314
Net loss	(35,477)	(12,817)	(48,294)

Net income attributable to noncontrolling interest	—	1,101	1,101
Net loss attributable to controlling interest	$(35,477)	$(13,918)	$(49,395)

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

As a result of our acquisition of Japan Holdings, Consolidated Japan Holdings are included in our other comprehensive loss results for the period from July 27, 2017 through December 31, 2017. The following table presents the previously reported consolidated statement of other comprehensive loss for the period from July 27, 2017 through December 31, 2017, adjusted for the pooling of Japan Holdings.

	For the period from July 27, 2017 through December 31, 2017
	PEG LP 2 (As previously reported)	Consolidated Japan Holdings	PEG LP 2 (As currently reported)

Net loss	$(35,477)	$(12,817)	$(48,294)
Other comprehensive income
Foreign currency translation and other comprehensive income, net	98	2,230	2,328
Comprehensive loss	(35,379)	(10,587)	(45,966)

Less comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	—	1,101	1,101
Foreign currency translation and other comprehensive income, net	—	3,083	3,083
Comprehensive income attributable to noncontrolling interest	—	4,184	4,184
Comprehensive loss attributable to controlling interest	$(35,379)	$(14,771)	$(50,150)

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

On March 7, 2018, GPI completed the sale to PEGI of its equity interests in four projects in Japan, Tsugaru, Otsuki, Kanagi, and G.K. Green Power Otsuki for a total sales price of $99.1 million (unaudited). GPI recognized a gain of $23.6 million (unaudited) upon the deconsolidation of Futtsu, which is included in net gain on transactions on consolidated statements of operations. $10.4 million (unaudited) of the $23.6 million (unaudited) gain was related to re-measurement of GPI's retained interest in Futtsu at fair value.
As a result of the Partnership's acquisition of Japan Holdings, Consolidated Japan Holdings, the operations and sale of the four projects are included in our operating results through March 7, 2018 the date the four projects were sold. The continuing operations of GPI, PDJ and the remaining project assets after March 7, 2018 are part of the ongoing operation of the Partnership. The following table presents the consolidated statement of operations for the year ended December 31, 2018 (unaudited), adjusted to include the pre-acquisition results of Japan Holdings.

	Year ended December 31, 2018
	PEG LP 2	Consolidated Japan Holdings	PEG LP 2 (As reported)
	(unaudited)	(unaudited)	(unaudited)
Revenue:
Electricity sales	$926	$4,409	$5,335
Project sales	94,900	—	94,900
Project sales, related party	22,950	99,123	122,073
Services, related party	17,481	22,942	40,423
Total revenue	136,257	126,474	262,731

Cost of revenue:
Electricity production	122	2,264	2,386
Project sales expense	89,016	—	89,016
Project sales expense, related party	21,514	62,178	83,692
Services expense, related party	2,309	(122)	2,187
Total cost of revenue	112,961	64,320	177,281

Operating expenses:
Development expense	52,742	1,274	54,016
Impairment expense	38,835	—	38,835
General and administrative	15,795	3,705	19,500
Related party expenses	40,868	809	41,677
Total operating expenses	148,240	5,788	154,028

Operating income (loss)	(124,944)	56,366	(68,578)

Other income (expense):
Interest expense	(2,170)	(311)	(2,481)
Loss from unconsolidated investments, net	(2,040)	(284)	(2,324)
Net gain on transactions	—	23,623	23,623
Other income, net	274	3,732	4,006
Total other income (expense)	(3,936)	26,760	22,824

Net income (loss) before income taxes	(128,880)	83,126	(45,754)
Income tax provision	2,730	11,154	13,884
Net income (loss)	(131,610)	71,972	(59,638)

Net income (loss) attributable to noncontrolling interest	(189)	487	298
Net income (loss) attributable to controlling interest	$(131,421)	$71,485	$(59,936)

4. Other Acquisitions and Dispositions
The Partnership enters into agreements to purchase renewable energy assets in early to mid-stage development (the "Projects"). The Partnership further develops the Projects in its Project Entities typically with the intent to sell its interest in the Project Entities once the Partnership has completed development and, in some circumstances, construction of the Projects. From time to time, the Partnership may hold the Projects during their operational periods. The purchase agreements usually require an initial payment and contingent payments

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017 based on the Projects reaching certain milestones. For the year ended December 31, 2018 and for the period from July 27, 2017 through December 31, 2017, the Partnership paid $6.2 million (unaudited) and $4.8 million, respectively, in initial and milestone payments for the acquisitions of the Projects other than for the Japan Purchase (refer to Footnote 3. Japan Acquisition).
Sale of Stillwater
In the last quarter of 2018, the Partnership sold 100% of its interest in the Project Entity of Stillwater Wind LLC and its holding companies (together, "Stillwater") to PEGI and an unrelated third parties for an aggregate purchase price of $117.8 million (unaudited).
Sale of Project Entity in Mexico
In the last quarter of 2018, the Partnership sold its interests in a Project Entity in Mexico. The sale resulted in a loss to the Partnership of $1.6 million (unaudited). The loss was recognized upon the sale of the Project Entity in Mexico in project sales expense in the consolidated statements of operations. The corresponding revenue was not recognized for the sale as the Partnership accounted for the sale under the deposit method because we have a significant receivable from the Project Entity in Mexico. Under the deposit method, we recognized the consideration received as a deposit liability and did not de-recognize our investment in the Project Entity in Mexico. However, the Partnership wrote down the Project Entity in Mexico by the amount of the loss recognized and reclassified the Project Entity in Mexico to held for sale. The carrying amount of the Project Entity in Mexico is $2.2 million (unaudited), which is recorded in assets held for sale in other assets (refer to Footnote 7. Assets Held for Sale).

5. Notes Receivable, Related Party
In November 2018, the Partnership entered into funding agreements ("Notes") with two of its equity method investments in Mexico. The funding agreements are accruing interest at an annual rate of 8.6% (unaudited). The Notes are expected to be repaid upon completion of construction, which is expected to occur in the second half of 2019. The Notes are convertible into equity at the option of the Partnership and other investor at a fixed conversion rate.

6. Property, Plant and Equipment
The following table presents the categories within property, plant and equipment, and accumulated depreciation as of December 31 (in thousands):

	2018	2017	Depreciable Life (Years)
	(unaudited)
Operating wind and solar farms	$752	$143,904	20 - 30
Development equipment	6,454	4,952	2-10
Computer software	82	28	3
Computer equipment	361	261	2 - 5
Furniture	273	107	2 - 5
Leasehold improvements	647	288	Shorter of their estimated useful lives or the remaining term of the lease.
Land	1,807	1,365	N/A
Other	67	118	2 - 5
	10,443	151,023
Less: accumulated depreciation	(3,624)	(17,636)
Property, plant and equipment, net	$6,819	$133,387
The Partnership recorded depreciation expense in the consolidated statements of operations related to property, plant and equipment of $1.1 million (unaudited) and $3.5 million for the year ended December 31, 2018 and for the period from July 27, 2017 through December 31, 2017, respectively.

7. Assets Held for Sale

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

In August 2018, the Partnership, through one of its subsidiaries, executed a Memorandum of Understanding ("MOU") with Pattern Gulf Wind Holdings, LLC ("Gulf"), a 100% owned indirect subsidiary of PEGI. The MOU provided Gulf with the option to purchase turbines from the Partnership's subsidiary. In September 2018, Gulf exercised its option to purchase turbines. Pursuant to the MOU, the Partnership has the right to determine the number of turbines it will sell to Gulf. Since the MOU requires that the Partnership sell a minimum up to a maximum number of turbines to Gulf, the Partnership determined that as of December 31, 2018, the minimum number of turbines meet the criteria for held for sale.
Upon determining that the turbines are held for sale, the Partnership is required to record the turbines at the lower of their carrying amount or their fair value less cost to sell and thus recorded a loss of $5.9 million (unaudited). The loss is recorded in impairment expense in the consolidated statements of operations. The turbines are classified as held for sale and recorded in other assets on the consolidated balance sheets. The liabilities that are expected to transfer to Gulf as part of the sale of the turbines are classified as part of held for sale. The carrying amount of the turbines classified as held for sale is $9.4 million (unaudited) and the carrying amount of the liabilities classified as held for sale is $1.8 million (unaudited).
In the last quarter of 2018, the Partnership sold its interests in a Project Entity in Mexico. The sale is accounted for under deposit accounting (refer to Footnote 4. Other Acquisitions and Dispositions). As such, the Partnership did not de-recognize its investment in the Project Entity in Mexico. The Partnership reclassified the carrying amount of the Project Entity in Mexico, after recording the loss on sale, of $2.2 million (unaudited) to assets held for sale. The asset held for sale is in other assets on the consolidated balance sheets.

8. Impairment of Long-lived Assets Held and Used
The Partnership recorded an impairment of $29.3 million (unaudited) related to wind turbine equipment held for development projects. A review of the Partnership's development projects requiring the wind turbine equipment triggered an assessment of the recoverability of the wind turbine equipment. The Partnership determined that the carrying value of the wind turbine equipment is not fully recoverable through deployment at its development projects and that the fair value of the wind turbine equipment is less than the carrying value by $29.3 million (unaudited).

9. Variable Interest Entities
Consolidated Variable Interest Entities
We have Project Entities in North America and Japan in the development stage and construction stage. The Partnership consolidates Project Entities when it has a controlling financial interest in them. The Partnership consolidates Project Entities that are not VIEs when it holds the majority of the voting rights and there are no substantive participating or kick-out rights held by other parties. The Partnership consolidates Project Entities that are VIEs when it has the characteristics of a primary beneficiary and there are no participating or kick-out rights held by others that would prevent the Partnership from controlling the Project Entity.
Project Entities are generally VIEs during the development stage as they do not have sufficient equity at risk to finance their operations without additional subordinate support from the Partnership. Once the Project Entities have obtained third party financing for construction of the project, the Partnership reconsiders whether the Project Entity is a VIE and whether it is the primary beneficiary.
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
The following presents the carrying amounts of the consolidated VIEs’ assets and liabilities included in the consolidated balance sheets as of December 31 (in thousands). Assets presented below are restricted for settlement of the consolidated VIEs’ obligations, and all liabilities presented below can only be settled using the VIE’s resources.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,852	$7,679
Restricted cash, current	—	2,451
Short-term deposits	9,824	2,579
Prepaid expenses and other current assets	15,296	5,201
Total current assets	32,972	17,910

Related party receivable, long-term	—	17,248
Notes receivable, long-term	2,243	—
Major equipment advances	124,816	1,172
Deferred development costs	5,089	18,261
Construction in progress	60,468	204,883
Property, plant and equipment, net	2,749	2,146
Long-term deposits	16,123	6,597
Other assets	11,838	8,552
Total assets	$256,298	$276,769

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$34,131	$24,181
Current portion of long-term debt, net	211,907	134,038
Related party payable, current	169	22,365
Total current liabilities	246,207	180,584

Other long-term liabilities	9,212	3,733
Total liabilities	$255,419	$184,317
Unconsolidated Variable Interest Entities
The Partnership has formed Project Entities with third parties to develop certain projects. The Partnership and third party are both equity investors in these Project Entities. These Project Entities are VIEs. Since the Partnership does not have a controlling financial interest in these Project Entities, it does not consolidate them. The Partnership accounts for its interests in these Project Entities under the equity method of accounting (Refer to Footnote 10. Unconsolidated Investments).
As of December 31, 2018 and December 31, 2017, the Partnership’s maximum exposure to loss is estimated at $29.3 million (unaudited) and $7.8 million, respectively, which represents the carrying value of its investments in unconsolidated VIEs. The maximum exposure to loss represents the maximum loss that the Partnership could be required to recognize assuming all the investees’ assets are worthless, without consideration of the probability of a loss or any actions the Partnership may take to mitigate any such loss.

10. Unconsolidated Investments
Unconsolidated investments represent the Partnership’s equity interests in Project Entities in which it holds significant influence over, but does not control, the Project Entity’s operations. The Partnership does not control these Project Entities as it has development partners with significant equity interests in these Project Entities, and such partners hold substantive rights to participate in the significant activities of the Project Entities. The unconsolidated investments of $29.3 million (unaudited) and $7.8 million as of December 31, 2018 and 2017, respectively, is comprised of investments in seven Project Entities and eleven Project Entities, respectively, with ownership percentages in these Project Entities varying from 9.0% to 50.0%.
The Partnership accounts for its unconsolidated investments under the equity method of accounting. The Partnership records its initial investment in these Project Entities at cost. The Partnership then increases or decreases the carrying cost of the investment for its share of income or loss from each Project Entity based upon its ownership percentage and recognizes corresponding income or loss in the its consolidated statements of operations. Any cash distributions from an unconsolidated Project Entity are accounted for as an increase in cash and a decrease in the carrying cost of our investment.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

In the event that cumulative allocated earnings or losses, distributions and other comprehensive income (loss) exceed the carrying balance of the investment, we will suspend the application of the equity method of accounting until such time as each Project Entity's cumulative equity method earnings and other comprehensive income exceed cumulative distributions received, cumulative equity method losses and cumulative other comprehensive income (loss) during the suspension period.

11. Prepaid Expenses and Other Current and Non-current Assets
The following table presents the major components of prepaid expenses and other current and non-current assets as of December 31 (in thousands):

	2018	2017
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$1,245	$2,915
Trade receivables	32	2,700
Related party receivables, current	3,387	—
Deferred financing costs, current, net	141	1,571
Assets held for sale	11,537	—
Other current assets	3,119	2,805
Total prepaid expenses and other current assets	$19,461	$9,991

Other assets:
Deferred financing costs	$1,274	$—
Finite-lived intangible assets, net	16,769	8,953
Other assets	4,709	6,884
Total other assets	$22,752	$15,837

12. Long-Term Debt
The Partnership’s long-term debt is presented below as of December 31 (in thousands):

	2018	2017	Contractual Interest Rate	Maturity
	(unaudited)
Grady equipment loan facility *	$—	$103,443	LIBOR plus 3.25%	June 2018
Grady construction loan facility	170,155	—	LIBOR plus 1.00%	August 2019
GK Green Power Futtsu *	—	77,363	TIBOR plus 1.00%	December 2033
Otsuki Wind Power K.K *	—	4,582	TIBOR plus 1.40%	November 2021
Equity-backed leverage loan	45,426	—	LIBOR plus 5.00%	March 2020
	215,581	185,388
Less: deferred financing costs	(3,674)	(3,333)
Total debt	211,907	182,055
Less: current portion of long-term debt	(211,907)	(107,164)
Long-term debt, net	$—	$74,891
* Project debt was sold during 2018 and the debt was assumed by the buyer. The Grady equipment loan facility was extinguished in full prior to December 31, 2018.
For the year ended December 31, 2018 and for the period from July 27, 2017 through December 31, 2017, the Partnership incurred a total interest and amortized financing costs of $11.6 million (unaudited) and $4.3 million, respectively. Of these amounts, $9.1 million

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

(unaudited) and $2.2 million were capitalized to construction in progress in the consolidated balance sheets as of December 31, 2018 and 2017, respectively.
Grady Construction Loan Facility
On July 13, 2018, the Partnership entered into a loan facility ("Loan Facility") with three lenders to fund the construction of the Grady wind project. The Loan Facility provides up to $274.1 million (unaudited) and accrues interest at LIBOR plus 1.00%. The Loan Facility is due in full in August 2019. Upon achieving commercial operation, the Partnership expects to receive cash contributions from its parent and a third-party tax equity investor in exchange for additional equity in the Partnership. These contributions will fund the entire repayment of the Loan Facility (refer to Footnote 1. Organization). Collateral for the Loan Facility includes the wind project's tangible assets, contractual rights and cash on deposit with the depository agents. The Loan Facility contains a broad range of covenants that, subject to certain exceptions, restrict Grady’s ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions, or change their business. As of the date of these consolidated financial statements, no events or conditions which constitutes an event of default in relation to these covenants existed.
In addition to the Loan Facility, the Partnership entered into a Letter of Credit, Reimbursement and Loan Agreement ("LCRA") on July 13, 2018 for an LC facility of $56.7 million (unaudited) which can increase to $64.2 million (unaudited). The LCs provided are available from 1 to 18 years, and the Partnership has not drawn on the LC facility as of December 31, 2018 (refer to Footnote 15. Commitments and Contingencies).
Industrial Revenue Bond
On July 13, 2018, the Partnership executed several contracts related to the issuance of a $353.0 million (unaudited) industrial revenue bond ("IRB") by the Village of Grady, New Mexico (the "Village"). The IRB will provide certain sales tax benefits during construction as well as property tax savings during the operational phase of the project. Pursuant to the IRB-related agreements, title to the Grady project transferred from the Partnership to the Village and simultaneously leased back to the Partnership. Under the 30-year lease agreement with the Village, the Partnership retains all benefits and risks of ownership of the project and has a bargain purchase requirement at the end of the lease term. Due to our involvement in construction, the Partnership is deemed the owner of the leased project assets during construction. Upon completion of construction, we will continue to be deemed the owner of the leased project assets.
The Partnership, as holder of the bond, earns interest at 4.5% per annum on any principal amounts advanced, receivable annually from the Village on each July 13th, beginning in 2019 and through 2048. This interest income is directly offset by the lease payments which are due from the Partnership to the Village at the same time and in the same amount as the interest income earned on the IRB. Principal payments are not due to the Partnership prior to the IRB's maturity date; however, early redemption is permissible. As of December 31, 2018, the Partnership has investments in IRB receivables for $158.2 million (unaudited) which includes accrued interest of $2.3 million (unaudited). Under terms of the IRB transaction, there is a contractual right of offset for the payments receivable under the IRB, including interest income, with the Partnership's lease payments to the Village. The receivable and payments are due at the same time as such, no cash payments are made by either party. As a result, the Partnership has netted the IRB receivable asset of $158.2 million (unaudited) with the related lease liability of $158.2 million (unaudited), which includes $2.3 million (unaudited) of lease expense, within the consolidated balance sheets.
In addition to the lease expense, the Partnership is committed to pay "Payment In-Lieu of Taxes" ("PILOT"), totaling to $7.4 million (unaudited) for a portion of the avoided property taxes, which are payable annually to various municipalities in New Mexico until year 2045 (refer to Footnote 15. Commitments and Contingencies).
Equity-backed Leverage Loan
On December 26, 2018, the Partnership entered into an equity-backed leverage loan ("EBL") of $48.8 million (unaudited) secured by our equity interests in two projects in Mexico. The EBL matures the earlier of the date we sell our equity interests in the projects or March of 2020. The EBL accrues interest at LIBOR plus 5.0%.

13. Fair Value Measurements
The carrying value of financial instruments classified as current assets and current liabilities approximates their fair value based on the nature of their short maturity, and these instruments are presented in the Partnership's consolidated financial statements at carrying cost as Level 1. The fair values of cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

The carrying value of debt is presented on the consolidated balance sheets, net of financing costs, discounts and premiums, which approximates the fair value of the variable interest rate debt. These debt fair values are Level 3 measurements because they are estimated based on the Partnership's incremental borrowing rates. (Refer to Footnote 2. Summary of Significant Accounting Policies).
The Partnership has financial liabilities which require fair value measurement on a recurring basis are classified within the fair value hierarchy as of December 31, 2018 as follows (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent liabilities (unaudited)	$—	$—	$3,344	$3,344
	$—	$—	$3,344	$3,344
There were no transfers between the fair value hierarchy during the periods presented.
Level 3 Measurements
The fair value of contingent liabilities is related to Grady, as represented in other long-term liabilities on the consolidated balance sheets. The fair value is measured by discounting the net cash flows using a discount rate representing an estimate of cost of debt to determine the present value. The significant primary unobservable input used for these assessments is the discount rate. Significant increases or decreases in this unobservable input would result in a significantly lower or higher fair value measurement.
Nonrecurring Fair Value Measurements
Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
The Partnership periodically evaluates the carrying value of long-lived assets to be held and used when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved. In 2018, the Partnership recognized an impairment of $3.7 million (unaudited) related to other assets that were deemed impaired due to determination that projects were no longer feasible.
In 2018, we recorded an impairment expense of $35.2 million (unaudited) against turbines that were purchased in 2016 (refer to Footnote 7. Assets Held for Sale and Footnote 8. Impairment of Long-lived Assets Held and Used). The fair values were determined using inputs that were not observable in the market; therefore, these values were classified as Level 3 in the fair value hierarchy.

14. Income Taxes
The following table presents significant components of the provision for income taxes for the year ended December 31, 2018 and for the period from July 27, 2017 through December 31, 2017 (in thousands):

	2018	For the period from July 27, 2017 through December 31, 2017
	(unaudited)
Current
U.S.	$—	$—
Foreign	13,984	418
	13,984	418
Deferred
U.S.	—	—
Foreign	(100)	2,896
	(100)	2,896
Total income tax provision	$13,884	$3,314

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

The Partnership recorded income tax expense of $13.9 million (unaudited) and $3.3 million for the year ended December 31, 2018 and for the period from July 27, 2017 through December 31, 2017, respectively. The income tax expense is comprised of estimated federal, state and provincial income taxes for the Partners' U.S., Canada, Netherlands, Japan, and Mexico companies.
The following table presents the domestic and foreign components of net income before income tax provision (benefit) for the year ended December 31, 2018 and for the period from July 27, 2017 through December 31, 2017 (in thousands):

	2018	For the period from July 27, 2017 through December 31, 2017
	(unaudited)
U.S.	$(121,001)	$(34,391)
Foreign	75,247	(10,589)
Total	$(45,754)	$(44,980)

The following table presents a reconciliation of the statutory U.S. federal income tax rate to the Partnership's effective tax rate as a percentage of income before taxes for the year ended December 31, 2018 and for the period from July 27, 2017 through December 31, 2017:

	2018	For the period from July 27, 2017 through December 31, 2017
	(unaudited)
Statutory U.S Federal Rate	21.00%	35.00%
Foreign rate differential	(4.70)%	0.13%
Permanent book/tax differences	9.29%	1.18%
Valuation allowance	(27.61)%	(2.50)%
Withholding taxes	(0.91)%	—%
Other deferred true ups	0.44%	(0.51)%
Partnership income not subject to taxes	(27.87)%	(40.71)%
Effective income tax rate	(30.36)%	(7.41)%
The following table presents the principal components of the Partnership’s net deferred tax assets and liabilities as of December 31 (in thousands):

	2018	2017
	(unaudited)
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$3,490	$3,550
Accruals not currently deductible	—	42
Asset retirement obligation	—	1,217
Allowance for doubtful accounts	5,900	5,879
Other	1,214	3,388
Construction in progress	—	3,834
Property, plant and equipment	12,367	(1,740)
Capitalized start-up costs	54	75
Contingent consideration	3,181	—
Total gross deferred tax assets/(liabilities)	26,206	16,245
Less: valuation allowance	(26,206)	(23,720)
Total net deferred tax assets/(liabilities)	$—	$(7,475)
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
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017 not, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for the income taxes in the period of such determination.
The net change in valuation allowance increased by $2.5 million (unaudited) during the year ended December 31, 2018 and $5.5 million for the period from July 27, 2017 through December 31, 2017. The increase in 2018 is mainly attributable to the Japan and Canada operations. As of December 31, 2018 the Partnership has net operating loss carryforwards in the amount of $15.1 million (unaudited), which will begin to expire commencing in 2029.
The Partnership is required to recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2018, the Partnership does not have any unrecognizable tax benefits and does not have any tax positions for which it is reasonably possible that the amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year ended December 31, 2018. The Partnership files income tax returns in the U.S. federal and state jurisdictions, and various foreign jurisdictions. The Partnership's U.S. and foreign income tax returns for 2015 and forward are subject to examination.
The Partnership has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. The Partnership did not incur any interest expense or penalties associated with unrecognized tax benefits during the year ended December 31, 2018.

15. Commitments and Contingencies
From time to time, the Partnership becomes involved in claims and legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the consolidated results of operations or cash flows of the Partnership.
Commitments
The Partnership entered into various commitments with service providers related to the Partnership’s Project Entities and operations of its business. Outstanding commitments with these vendors were $18.0 million (unaudited) and $13.7 million as of December 31, 2018 and 2017, respectively.
The Partnership has open commitments related to construction commitments of $123.8 million (unaudited) and $398.0 million as of December 31, 2018 and 2017, respectively. Of these amounts, $97.2 million (unaudited) and $123.3 million as of December 31, 2018 and 2017, respectively, are related to wind turbines and solar modules.
The following table summarizes estimates of future commitments related to the various agreements that the Partnership has entered into (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Service and maintenance (unaudited)	$1,577	$3,153	$1,577	$—	$—	$—	$6,307
Land use agreements (unaudited)	12,871	5,212	4,208	3,765	3,009	22,096	51,161
PILOT payments (unaudited)	257	217	217	217	217	5,498	6,623
Total Commitments (unaudited)	$14,705	$8,582	$6,002	$3,982	$3,226	$27,594	$64,091
Service and Maintenance Agreements
The Partnership has entered into long-term service and maintenance agreements with various vendors to provide operations and maintenance services for its wind and solar projects that are in development and construction. The agreements have terms varying from 2 to 5 years with automatic renewal periods of 2 to 5 years.
Land Use Agreements
Rent expense recorded in the consolidated statements of operations as general and administrative expense was $5.6 million (unaudited) and $3.0 million for the year ended December 31, 2018 and for the period from July 27, 2017 through December 31, 2017, respectively.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

The Partnership entered into various long-term land agreements for various projects. The land agreements have various terms based on the project's stage of development and most of the land agreements are cancellable if we do not proceed with construction or reach commercial operation. Some land agreements contain provisions that require us to purchase the property or part of the property if we reach commercial operation. Many of the land agreements have damage clauses that require us to pay for damages caused during our development activities. The land agreements include both fixed minimum and contingent rent based on us reaching development milestones and upon reaching commercial operation. If the project reaches commercial operation, the land agreement's contingent rent will generally be based on total megawatts of electricity produced and delivered to the grid. Contingent rental payments are generally recognized as rent expenses as incurred.
PILOT Payments
As a condition of the IRB, the Partnership is committed to make PILOT payments annually to local municipalities in New Mexico, totaling to $7.4 million, for a portion of the avoided property taxes until year 2045 (refer to Footnote 12. Long-term Debt). As of December 31, 2018, the Partnership recorded $0.8 million (unaudited) related to this commitment in construction in progress and accounts payable and accrued liabilities on the consolidated balance sheets.
Contingencies
Unrecorded Contingent Consideration
Unrecorded contingent consideration exists in our acquisition of Project Entities which are asset acquisitions. The nature of the contingencies may vary by contract but generally these contingent payments become due and payable upon (i) signing of a PPA, (ii) closing construction financing or (iii) the commercial operations date. In addition to achieving these milestones, the contingent consideration liabilities may also be subject to purchase price adjustments, such as the final amount of the PPA price, the name plate capacity or annual energy production level of the project. The amount of unrecorded contingent consideration is estimated to be $206.0 million (unaudited) and $54.5 million at December 31, 2018 and 2017, respectively.
The Partnership entered into agreements with law firms to engage them as counsel in connection with the development of one or more transmission expansion projects. Pursuant to the agreements, certain billings are only due if ground-breaking and construction financing occurs. As of December 31, 2018, we have not accrued any future payments under these agreements (unaudited).
Letters of Credits
During development activities, the Partnership routinely enters into long term agreements, many of which require security deposits to guarantee our performance under the agreements. As of December 31, 2018 and 2017, the Partnership has obtained LCs to provide security for four PPAs totaling $17.8 million (unaudited) and $14.5 million, respectively, one and three interconnection agreements totaling $9.4 million (unaudited) and $17.1 million, respectively, two development services agreements totaling $5.8 million (unaudited) and $0, respectively, and two purchase and sale agreements totaling $7.0 million (unaudited) and $0, respectively. In December 2018, the Partnership issued an LC for $12.0 million (unaudited) as security for the contingent consideration that it may owe for interconnection assets that the Partnership acquired in December 2018. These LCs are recorded on the consolidated balance sheets as of December 31, 2018 and 2017 as $52.0 million (unaudited) and $14.2 million in restricted cash, respectively, and $7.7 million (unaudited) and $17.2 million in related party receivable, respectively. The LCs are generally released when the project begins commercial operations.

16. Related Party Transactions
Multilateral Service Agreement
The Partnership entered into a Multilateral Management Services Agreement ("MSA") with PEGH and PEGI (collectively, the "Pattern Companies") which provides for the Partnership and the Pattern Companies to benefit, primarily on a cost-reimbursement basis, plus a 5.0% fee on certain direct costs, from the parties' respective management and other professional, technical and administrative personnel. Pursuant to the MSA, certain of PEGI’s executive officers, including its Chief Executive Officer and executive officers of PEGH (collectively, "Shared Pattern Executives"), also serve as executive officers of the Partnership and devote their time to the Partnership and the other Pattern Companies as is prudent in carrying out their executive responsibilities and fiduciary duties. The Shared Pattern Executives have responsibilities for the Partnership, PEGI and PEGH and, as a result, these individuals do not devote all of their time to the Partnership’s business. Under the terms of the MSA, the Partnership is required to reimburse the Pattern Companies for an allocation of the compensation paid to such Shared Pattern Executives reflecting the percentage of time spent providing services to the Partnership. The MSA costs are included in related party general and administrative expenses, as applicable on the consolidated statements of operations.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

Other Arrangements with Pattern Companies
The Partnership entered into a purchase rights agreement that provides PEGI the right of first offer with respect to any power project that the Partnership decides to sell as well as a right of first offer with respect to the Partnership itself.
Pattern Development 2.0 was formed in 2016 as a result of Project Entities contributed by Pattern Development 1.0 for a book value of assets in the amount of $25.6 million as well as cash in the amount of $82.5 million. In June 2017, Pattern Development 1.0 and Pattern Development 2.0 entered into the Second Contribution to transfer additional Project Entities to the Partnership for $23.5 million. Five of the Project Entities contributed to the Partnership have an X/Y equity structure. The structure is designed to provide residual returns of PEGH (refer to Footnote 9. Variable Interest Entities). In 2018, Pattern Development 2.0 entered into the Japan Purchase to acquire Japanese Project Entities from Pattern Development 1.0, executed development and operating agreements with PEGI related to the Japan Purchase, and sold Stillwater to PEGI (refer to Footnote 3. Japan Acquisition and Footnote 4. Other Acquisitions and Dispositions).
On December 28, 2016, PEGH contributed $10.0 million in exchange for partnership interest in the Partnership. From January 1, 2017 through April 27, 2017, Class A Limited Partners contributed $13.0 million in exchange for partnership interest in the Partnership. On July 12, 2017, PEG LP 2’s General Partner executed the Capital and Redemption Agreement with Existing LPs and new investors, Riverstone II and PEGI.
Per the terms of the Capital and Redemption Agreement, a capital call was approved by PEG LP 2’s Board of Directors on July 12, 2017. The capital call funds were used to redeem all of PEGH’s investment in the Partnership. PEGI contributed $60.0 million giving PEGI approximately 20% equity ownership in the Partnership. On December 26, 2017, PEGI contributed an additional $7.3 million increasing PEGI's equity ownership to approximately 21%. Throughout 2018 PEGI invested an additional $115.4 million (unaudited) increasing PEGI's equity ownership to approximately 29.3%.
In July 2018, PEG LP 2 guaranteed the performance obligations of Grady of its indemnification obligations under the ECCA and the payment of transaction expenses to the third-party tax equity investor. PEG LP 2 provided a guarantee of Grady’s equity contribution under the ECCA of up to $200.0 million (unaudited) and a guarantee to fund cost overruns for Grady's construction of up to $7.7 million (unaudited) to the lenders of the Loan Facility.
In September 2018, Gulf, a 100% owned indirect subsidiary of PEGI, exercised its option to purchase turbines from a subsidiary of the Partnership. Pursuant to the MOU, the Partnership has the right to determine the number of turbines it will sell to Gulf. Since the MOU requires that the Partnership sell a minimum up to a maximum number of turbines to Gulf, the Partnership determined that as of December 31, 2018, the minimum number of turbines meet the criteria for held for sale (refer to Footnote 7. Assets Held for Sale).
Services and Facilities Agreements
In 2017, Grady entered into a transmission service agreement with Western Interconnect LLC ("WI"), a subsidiary of PEGI, which enables Grady to connect to the grid once the wind farm is constructed and operational. Currently, no payments are due under this agreement. Grady provided an LC to WI through the LCRA (refer to Footnote 12. Long-term Debt).
Grady has a one-third undivided interest in common facilities shared with Broadview KW and Broadview JN (collectively "Broadview"), subsidiaries of PEGI. The three projects are parties to a common facilities operations and maintenance agreement with Pattern Operators LP, a subsidiary of PEGI. As a result of the undivided interest in the common shared facilities, Grady recorded a $2.4 million deemed contribution related to the construction of the shared facility with Broadview in 2016 prior to being consolidated under the Partnership. No other amounts are due or payable under the common facilities operations and maintenance agreement until Grady is operational at which time Grady is responsible for its pro rata share of costs.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

The following table presents amounts receivable from related parties as included in the consolidated balance sheets as of December 31 (in thousands):

	2018	2017
	(unaudited)
Related party receivable, current:
Amounts due from Pattern Development 1. 0	$16	$—
Amounts due from PEGI	3,298	—
Other	73	—
Total related party receivable, current	$3,387	$—

Notes receivable, related party, current:
Amounts due from Project Entities in Mexico	$52,307	$—
Total notes receivable, related party, current	$52,307	$—

Related party receivable, long-term:
Amounts due from Pattern Development 1. 0	$7,676	$16,789
Amounts due from PEGI	—	459
Total related party receivable, long-term	$7,676	$17,248

The following table presents amounts payable from related parties recognized under the MSA as included in the consolidated balance sheets as of December 31 (in thousands):

	2018	2017
	(unaudited)
Related party payable:
Amounts due to Pattern Development 1.0	$25,966	$13,984
Amounts due to PEGI	4,042	2,559
Total related party payable, current	$30,008	$16,543
The table below presents revenues recognized for project sales and services provided to related parties, as included in the consolidated statements of operations for the year ended December 31, 2018 and for the period from July 27, 2017 through December 31, 2017 (in thousands):

	2018	For the period from July 27, 2017 through December 31, 2017
	(unaudited)
Revenue:
Related party revenue from Pattern Development 1.0	$—	$—
Related party project sales revenue from PEGI	122,073	—
Related party services revenue from PEGI	40,423	—
Total related party revenue	$162,496	$—

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

The table below presents cost of revenue related to project sales and services provided to related parties and expenses recognized for management services under the MSA, as included in the consolidated statements of operations for the year ended December 31, 2018 and for the period from July 27, 2017 through December 31, 2017 (in thousands):

	2018	For the period from July 27, 2017 through December 31, 2017
	(unaudited)
Cost of revenue:
Related party expense from Pattern Development 1.0	$—	$—
Related party project sales expense from PEGI	83,692	—
Related party services expense from PEGI	2,187	—
Total cost of revenue from related party	$85,879	$—

Operating expenses:
Related party expense from Pattern Development 1.0	$36,563	$11,892
Related party expense from PEGI	7,370	2,145
Capitalized OH - Related party	(2,256)	—
Total operating expenses from related party	$41,677	$14,037

17. Partnership Capital
Class A and Class B Units
The Capital and Redemption Agreement effective July 27, 2017, authorized PEG LP 2 to issue Class A units to the Class A limited partners (the “Class A Partners”) and Class B units to the Class B limited partners (the “Class B Partners”).
PEG LP 2 is authorized to issue additional Class A units at $1.00 per share and admit additional Class A Partners with certain approvals and conditions as indicated in the Capital and Redemption Agreement. For the period from November 10, 2016 (Inception) through December 31, 2016, PEG LP 2 received cash contributions of $92.5 million from the Class A Partners. During 2017, the Partnership received cash contributions of $243.0 million from the Class A Partners and redeemed $89.0 million to existing Class A Partners. Throughout 2018, the Board of Directors approved capital calls and issued additional Class A units totaling $395.0 million (unaudited). The capital call funds were used to redeem the remaining Existing LP units and to provide working capital for development activities.
PEG LP 2 is authorized to issue up to 1,000,000 Class B units, of which a total of 802,500 Class B units (unaudited) have been issued to Class B Partners as of December 31, 2018.
Distributions and Allocations
Class A Partners are entitled to receive a Class A Preference Amount, which is equal to an annual pre-tax return of 8.0% compounded quarterly on all unreturned capital contributions.

Pattern Energy Group Holdings 2 LP
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited), and the period from July 27, 2017 to December 31, 2017

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
Board of Directors and Voting Rights
The Board of Directors shall consist of not less than five Directors: (a) three of whom shall be appointed by Riverstone II (“Riverstone Delegates”), and (b) two of whom shall be appointed by the Class B Majority (“Class B Delegates”). Each Director shall have one vote; however, Riverstone Delegates may cast more than one vote in certain circumstances designed to always give the Riverstone Delegates three votes.
Noncontrolling interest
The noncontrolling interest in the Partnerships’ Capital represents the noncontrolling interest held in GPI. GPI is a consolidated subsidiary of Japan Holdings, which is 100% owned and consolidated by the Partnership. Japan Holdings owns 93.42% of the equity interests in GPI. The noncontrolling interest in the Partnerships’ Capital represents the equity interests in GPI not attributable to Japan Holdings or the Partnership. The noncontrolling interest includes the portion of GPI’s net income (loss), net assets and comprehensive income (loss) that is not allocable to Japan Holdings or the Partnership. Net income (loss) and comprehensive income (loss) is allocated to Japan Holdings and the noncontrolling interests based on their equity ownership percent.

18. Subsequent Events
The Partnership has evaluated Type 1 subsequent events for recognition through March 1, 2019, which is the same subsequent event evaluation date as PEGI. The Partnership also evaluated subsequent events for Type 2 disclosures through March 28, 2019, which is the date these consolidated financial statements were available to be issued, and noted the following subsequent Type 2 disclosure events.
On February 19, 2019, the Board of Directors approved a capital call for the issuance of $25.0 million (unaudited) Class A Units.
On March 19, 2019, the Partnership received an Order on Preliminary Injunction limiting any further on-the-ground construction, road modifications, or physical on-site modifications for one of its Project Entities. As of December 31, 2018, the Project Entity had assets of $8.0 million. The Partnership considered the assets for impairment; however, the Partnership placed a low probability of success on the Plaintiffs’ motions as of December 31, 2018 and did not recognize an impairment. Based on the preliminary order received on March 19, 2019, Management is continuing to evaluate whether there is an impairment in the first quarter of 2019 and the amount of such impairment, if any. Depending on Management’s final assessment of the future of the Project Entity’s assets, costs incurred by the Project Entity in the first quarter of 2019, and its contractual commitments, the total impairment may be greater or less than the total assets of the Project Entity as of December 31, 2018.

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