Form 10-Q
period 2019-06-30
Pattern Energy Group Inc.
filed 2019-08-06
CIK 1561660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019.
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
As of July 31, 2019, there were 98,240,715 shares of Class A common stock outstanding with par value of $0.01 per share.

PATTERN ENERGY GROUP INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

MEANING OF CERTAIN REFERENCES
Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries. In addition, unless the context requires otherwise, any reference in this Form 10-Q to:

•	“Amazon Wind” refers to Fowler Ridge IV Wind Farm LLC, a wind project located in Benton County, Indiana;

•	“Armow” refers to SP Armow Wind Ontario LP, a wind project located in Kincardine, Ontario, Canada;

•	“Belle River” refers to SP Belle River Wind LP, a wind project located in Lakeshore, Ontario, Canada;

•
“Broadview” collectively refers to Broadview Finco Pledgor LLC (Broadview Project), consisting of Broadview Energy KW, LLC and Broadview Energy JN, LLC, a wind project located in Curry County, New Mexico, and Western Interconnect;

•	“El Arrayán” refers to Parque Eólico El Arrayán SpA, a wind farm located in Ovalle, Chile (we disposed of our interests in El Arrayán on August 20, 2018);

•	“ERCOT” refers to the Electric Reliability Council of Texas;

•	“Futtsu” refers to GK Green Power Futtsu, a solar project located in Chiba Prefecture, Japan;

•	“GPG” refers to Green Power Generation GK which consists primarily of 100% ownership in Ohorayama, Otsuki and Kanagi, and a consolidated controlling interest in Futtsu;

•	“GPI” refers to Green Power Investment Corporation;

•	“Grady” refers to Grady Wind Energy Center, LLC, a wind project located in Curry County, New Mexico;

•	“Grand” refers to Grand Renewable Wind LP, a wind project located in Haldimand County, Ontario, Canada;

•	“Gulf Wind” refers to Pattern Gulf Wind LLC, a wind project located in Kenedy County, Texas;

•	“Hatchet Ridge” refers to Hatchet Ridge Wind, LLC, a wind project located in Shasta County, California;

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

•	“North Kent” refers to North Kent Wind 1 LP, a wind project located in Chatham-Kent, Ontario, Canada;

•	“Ocotillo” refers to Ocotillo Express LLC, a wind project located in Imperial County, California;

•	“Ohorayama” refers to GK Green Power Otsuki, a wind project located in Kochi Prefecture, Japan;

•	“Otsuki” refers to GK Otsuki Wind Power (formerly known as Otsuki Wind Power Corporation), a wind project located in Kochi Prefecture, Japan;

•	“Panhandle 1” refers to Pattern Panhandle Wind LLC, a wind project located in Carson County, Texas;

•	“Panhandle 2” refers to Pattern Panhandle Wind 2 LLC, a wind project located in Carson County, Texas;

•
“Pattern Canada Operations Holdings ULC” consists primarily of 100% ownership of St. Joseph, a consolidated controlling interest in Meikle and MSM, and a noncontrolling interest in Armow, Belle River, Grand, K2 (which we disposed of on December 31, 2018), North Kent, and South Kent, each of which are accounted for as unconsolidated investments;

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

•	“RECs” refers to renewable energy credits;

•	“Riverstone” refers to Riverstone Holdings LLC;

•	“ROFO” refers to right of first offer;

•	“RPS” refers to Renewable Portfolio Standards;

•	“Santa Isabel” refers to Pattern Santa Isabel LLC, a wind project located in Santa Isabel, Puerto Rico;

•	“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002;

•	“South Kent” refers to South Kent Wind LP, a wind project located in Chatham-Kent, Ontario, Canada;

•	“Spring Valley” refers to Spring Valley Wind LLC, a wind project located in White Pine County, Nevada;

•	“St. Joseph” refers to St. Joseph Windfarm Inc., a wind project located in Montcalm, Manitoba, Canada;

•	“Stillwater” refers to Stillwater Wind, LLC, a wind project located in Stillwater County, Montana;

•	“Tsugaru” refers to Green Power Tsugaru GK, a wind project located in Aomori Prefecture, Japan;

•	“Tsugaru Holdings” refers to Green Power Tsugaru Holdings GK, which consists primarily of 100% ownership of Tsugaru; and

•	“Western Interconnect” refers to Western Interconnect LLC, a transmission line located in Curry County, New Mexico.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pattern Energy Group Inc. Consolidated Balance Sheets (In millions of U.S. dollars, except share and par value data) (Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents (Note 7)	$124	$101
Restricted cash (Note 7)	—	4
Counterparty collateral	1	6
Trade receivables (Note 7)	68	50
Derivative assets, current	3	14
Prepaid expenses (Note 7)	13	18
Deferred financing costs, current, net of accumulated amortization of $4 and $3 as of June 30, 2019 and December 31, 2018, respectively	2	2
Other current assets (Note 7)	29	16
Total current assets	240	211
Restricted cash (Note 7)	12	18
Major construction advances	40	84
Construction in progress	415	259
Property, plant and equipment, net (Note 7)	4,002	4,119
Unconsolidated investments	246	270
Derivative assets	6	9
Deferred financing costs	8	8
Net deferred tax assets	11	5
Intangible assets, net (Note 7)	215	219
Goodwill	60	58
Other assets (Note 7)	116	34
Total assets	$5,371	$5,294

Liabilities and equity
Current liabilities:
Accounts payable and other accrued liabilities (Note 7)	$54	$67
Accrued construction costs (Note 7)	63	27
Counterparty collateral liability	1	6
Accrued interest (Note 7)	14	14
Dividends payable	42	42
Derivative liabilities, current	5	2
Revolving credit facility, current	269	198
Current portion of long-term debt, net	61	56
Asset retirement obligation, current	24	24
Contingent liabilities, current	118	31
Other current liabilities (Note 7)	21	11
Total current liabilities	672	478
Revolving credit facility	25	25
Long-term debt, net	2,084	2,004
Derivative liabilities	71	31
Net deferred tax liabilities	123	117
Intangible liabilities, net (Note 7)	46	56
Contingent liabilities (Note 7)	37	142
Asset retirement obligations (Note 7)	206	185
Other long-term liabilities (Note 7)	130	71
Contract liability	27	26
Total liabilities	3,421	3,135
Commitments and contingencies (Note 16)
Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 98,240,715 and 98,051,629 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	1,050	1,130
Accumulated loss	(64)	(27)
Accumulated other comprehensive loss	(87)	(52)
Treasury stock, at cost; 249,481 and 223,040 shares of Class A common stock as of June 30, 2019 and December 31, 2018, respectively	(5)	(5)
Total equity before noncontrolling interest	895	1,047
Noncontrolling interest	1,055	1,112
Total equity	1,950	2,159
Total liabilities and equity	$5,371	$5,294
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Operations (In millions of U.S. dollars, except share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Electricity sales	$135	$136	$258	$238
Other revenue	5	4	17	14
Total revenue	140	140	275	252
Cost of revenue:
Project expense	40	34	80	69
Transmission costs	6	8	12	15
Depreciation, amortization and accretion	77	55	160	110
Total cost of revenue	123	97	252	194
Gross profit	17	43	23	58
Operating expenses:
General and administrative	11	9	22	20
Related party general and administrative	4	4	8	8
Impairment expense	—	4	—	4
Total operating expenses	15	17	30	32
Operating income (loss)	2	26	(7)	26
Other income (expense):
Interest expense	(25)	(28)	(51)	(53)
Gain (loss) on derivatives	(1)	9	—	14
Earnings (loss) in unconsolidated investments, net	—	(1)	(6)	17
Net loss on transactions	(2)	(2)	(2)	(3)
Other expense, net	—	(2)	(2)	(5)
Total other expense	(28)	(24)	(61)	(30)
Net income (loss) before income tax	(26)	2	(68)	(4)
Income tax provision	4	4	8	11
Net loss	(30)	(2)	(76)	(15)
Net loss attributable to noncontrolling interest	(23)	(35)	(39)	(184)
Net income (loss) attributable to Pattern Energy	$(7)	$33	$(37)	$169

Weighted-average number of common shares outstanding
Basic	97,609,107	97,459,472	97,588,880	97,444,016
Diluted	97,609,107	97,496,217	97,588,880	105,662,687
Net income (loss) per share attributable to Pattern Energy
Basic	$(0.07)	$0.34	$(0.38)	$1.73
Diluted	$(0.07)	$0.34	$(0.38)	$1.67

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Comprehensive Income (Loss) (In millions of U.S. dollars) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(30)	$(2)	$(76)	$(15)
Other comprehensive income (loss):
Change in foreign currency translation, net of zero tax impact for all periods presented	10	(13)	13	(23)
Cash flow hedge activity:
Change in unrealized gain (loss) on cash flow hedges, net of tax impact of $4, less than $1, $7 and $1, respectively	(24)	5	(46)	9
Reclassifications to net loss, net of tax impact of less than $1 for all periods presented	1	(1)	1	1
Total change in cash flow hedge activity	(23)	4	(45)	10
Other comprehensive income (loss) related to equity method investee net of tax impact of $1, ($1), $2 and ($1), respectively	(1)	2	(5)	4
Total other comprehensive loss, net of tax	(14)	(7)	(37)	(9)
Comprehensive loss	(44)	(9)	(113)	(24)
Comprehensive loss attributable to noncontrolling interests, net of tax impact of less than $1 for all periods presented	(23)	(36)	(41)	(186)
Comprehensive income (loss) attributable to Pattern Energy	$(21)	$27	$(72)	$162
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Stockholders’ Equity (In millions of U.S. dollars, except share data) (Unaudited)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	98,017,860	$1	(157,812)	$(4)	$1,235	$(112)	$(26)	$1,094	$1,254	$2,348
Issuance of Class A common stock under equity incentive award plan, net	256,809	—	—	—	—	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(20,097)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1	—	—	1	—	1
Dividends declared ($0.422 per Class A common share)	—	—	—	—	(18)	(24)	—	(42)	—	(42)
Acquisitions	—	—	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9)	(9)
Net income (loss)	—	—	—	—	—	136	—	136	(149)	(13)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)	(1)	(2)
Balances at March 31, 2018	98,274,669	$1	(177,909)	$(4)	$1,218	$—	$(27)	$1,188	$1,106	$2,294
Repurchase of shares for employee tax withholding	—	—	(437)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1	—	—	1	—	1
Dividends declared ($0.422 per Class A common share)	—	—	—	—	(8)	(33)	—	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11)	(11)
Net income (loss)	—	—	—	—	—	33	—	33	(35)	(2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6)	(6)	(1)	(7)
Balances at June 30, 2018	98,274,669	$1	(178,346)	$(4)	$1,211	$—	$(33)	$1,175	$1,059	$2,234

Pattern Energy Group Inc. Consolidated Statements of Stockholders’ Equity (In millions of U.S. dollars, except share data) (Unaudited)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	98,274,669	$1	(223,040)	$(5)	$1,130	$(27)	$(52)	$1,047	$1,112	$2,159
Issuance of Class A common stock under equity incentive award plan, net	224,870	—	—	—	—	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(24,955)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1	—	—	1	—	1
Dividends declared ($0.422 per Class A common share)	—	—	—	—	(41)	—	—	(41)	—	(41)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(30)	—	(30)	(16)	(46)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21)	(21)	(2)	(23)
Balances at March 31, 2019	98,499,539	$1	(247,995)	$(5)	$1,090	$(57)	$(73)	$956	$1,088	$2,044
Forfeitures of Class A common stock under equity incentive award plan	(9,343)	—	—	—	—	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(1,486)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1	—	—	1	—	1
Dividends declared ($0.422 per Class A common share)	—	—	—	—	(41)	—	—	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(7)	—	(7)	(23)	(30)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14)	(14)	—	(14)
Balances at June 30, 2019	98,490,196	$1	(249,481)	$(5)	$1,050	$(64)	$(87)	$895	$1,055	$1,950

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In millions of U.S. dollars) (Unaudited)

	Six months ended June 30,
	2019	2018
Operating activities
Net loss	$(76)	$(15)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	174	125
Impairment expense	—	4
Loss (gain) on derivatives	10	(2)
Stock-based compensation	2	2
Deferred taxes	5	11
(Earnings) losses in unconsolidated investments, net	6	(17)
Distributions from unconsolidated investments	14	33
Changes in operating assets and liabilities:
Counterparty collateral asset	5	24
Trade receivables	(18)	(10)
Other current assets	(9)	7
Other assets (non-current)	(18)	(2)
Accounts payable and other accrued liabilities	(12)	(12)
Counterparty collateral liability	(5)	(24)
Other current liabilities	(5)	(7)
Contingent liabilities	(1)	(1)
Other long-term liabilities	3	8
Net cash provided by operating activities	75	124
Investing activities
Cash paid for acquisitions and investments, net of cash and restricted cash acquired	(7)	(215)
Capital expenditures	(63)	(86)
Distributions from unconsolidated investments	12	4
Net cash used in investing activities	(58)	(297)

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In millions of U.S. dollars) (Unaudited)

	Six months ended June 30,
	2019	2018
Financing activities
Dividends paid	(83)	(82)
Capital contributions - noncontrolling interest	5	—
Capital distributions - noncontrolling interest	(21)	(21)
Payment for financing fees	—	(7)
Proceeds from short-term debt	144	333
Repayment of short-term debt	(76)	(133)
Proceeds from long-term debt and other	77	127
Repayment of long-term debt and other	(26)	(35)
Cash paid for contingent consideration	(21)	—
Payment for termination of designated derivatives	(3)	—
Other financing activities	(1)	—
Net cash (used in) provided by financing activities	(5)	182

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(2)
Net increase in cash, cash equivalents and restricted cash including cash classified within current assets and liabilities held for sale	13	7
Add: Net decrease in cash classified within current assets and liabilities held for sale	—	(14)

Net change in cash, cash equivalents and restricted cash	13	(7)
Cash, cash equivalents and restricted cash at beginning of period	123	138
Cash, cash equivalents and restricted cash at end of period	$136	$131
Supplemental disclosures
Cash payments for income taxes	$14	$—
Cash payments for interest expense	$45	$49
Schedule of non-cash activities
Change in property, plant and equipment	$71	$117

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Organization
Pattern Energy Group Inc. (Pattern Energy or the Company) is a vertically integrated renewable energy company with a mission to transition the world to renewable energy. Our business consists of (i) an operating business segment which is comprised of a portfolio of high-quality renewable energy power projects located in many attractive markets that produces long-term stable cash flows and (ii) ownership interests in an upstream development platform aligned with our operating business which provides us access to a pipeline of projects and potential for higher returns through project development.
The Company holds ownership interests in 26 renewable energy projects with an operating capacity that totals approximately 4 gigawatts (GW) which are located in the United States, Canada and Japan.

2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information reflects all adjustments of a normal recurring nature, necessary for a fair statement of the Company’s financial position at June 30, 2019, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018, respectively, and the cash flows for the six months ended June 30, 2019 and 2018, respectively. The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$124	$101
Restricted cash - current	—	4
Restricted cash	12	18
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$136	$123

Leases
The Company determines if an arrangement is a lease at contract inception by evaluating if the contract conveys the right to control the use of an identified asset during the period of use. A right-of-use (ROU) asset represents the Company's right to use an identified asset for the lease term and lease liability represents the Company's obligation to make payments as set forth in the lease arrangement. ROU assets and lease liabilities are included on the Company's consolidated balance sheets beginning January 2019 and are recognized based on the present value of the future lease payments at lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate, because the interest rate implicit in the lease is generally not readily determinable. A ROU asset initially equals the lease liability, adjusted for any lease payments made prior to lease commencement and any lease incentives. All leases are recorded on the consolidated balance sheets except for leases with an initial term of less than 12 months. All of the Company's leases are operating leases. Lease expense is generally recognized on a straight-line basis over the lease term and is recorded in project expense or general and administrative expense in the consolidated statements of operations.
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
The Company adopted the new standard effective January 1, 2019 using a modified retrospective method and did not restate comparative periods. The most significant impact of the adoption was the initial recognition of $65 million of ROU assets and $79 million of lease liabilities for operating leases primarily related to corporate offices and land leases in Japan. The difference between the ROU assets and lease liabilities was primarily due to adjustments to the ROU assets to offset a sublease liability and an intangible leasehold interest liability acquired as part of a past business combination. There was no cumulative-effect adjustment for the adoption and the adoption did not have a significant effect on the Company's consolidated statements of operations. The Company elected the practical expedient related to land easements, allowing the Company to carry forward its accounting treatment for land easements on certain existing agreements as its intangible assets. The Company elected to not separate lease and non-lease components and instead treats them as a single lease component. The Company also elected to not record short-term leases with an initial term of 12 months or less on its consolidated balance sheets. Since the Company did not elect the package of practical expedients to carry forward historical lease classification, the Company reassessed its PSAs and land arrangements and determined that all PSAs and the majority of land arrangements were not accounted for as leases under the new standard. The Company further reassessed the PSAs under ASC 815, Derivatives and Hedging (ASC 815) and ASC 606, Revenue from Contracts with Customers (ASC 606) and determined all PSAs previously accounted for under the previous U.S. GAAP leasing standard, ASC 840, Leases (ASC 840) should be accounted for under ASC 606. The reassessment of the PSAs did not have a material impact to the Company's consolidated financial statements. See Note 3, Revenue and Note 11, Leases for further details.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (ASU 2018-19). ASU 2018-19 clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief (ASU 2019-05), which amends Topic 326. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company continues to evaluate the impact of ASU 2016-13 and will consider the amendments of ASU 2019-05 as part of that process.

3.    Revenue
The Company sells electricity and RECs under the terms of PSAs or at market prices. The Company generally accounts for PSAs as either derivative instruments pursuant to ASC 815 or contracts with customers pursuant to ASC 606. As a result of the adoption of ASC 842 on January 1, 2019, the Company does not expect future PSAs entered into to meet the definition of a lease. Furthermore, to the extent that PSAs meet the definition of derivatives but qualify for the "normal purchase normal sale" (NPNS) scope exception, as defined in ASC 815, the Company elects NPNS scope exception, as PSAs are generally settled by physical delivery. As such, the Company primarily accounts for its PSAs in accordance with ASC 606.
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

The following table presents the Company's total revenue recognized and, for contracts with customers, disaggregated by revenue sources (in millions).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue from contracts with customers
Electricity sales
Electricity sales under PSA (1)	$129	$17	$246	$38
Electricity sales to market	3	5	7	7
Stand-alone REC sales	2	3	3	5
Electricity sales from contracts with customers	134	25	256	50
Other revenue
Related party management service fees	3	3	5	5
Other revenue from contracts with customers	3	3	5	5
Total revenue from contracts with customers	137	28	261	55
Other electricity sales (2)	1	111	2	188
Other revenue	2	1	12	9
Total revenue	$140	$140	$275	$252

(1)	Includes contracts accounted for under ASC 606 beginning January 1, 2019 as a result of the adoption of ASC 842.

(2)	Includes revenue from PSAs accounted for as leases under ASC 840 for prior period and an energy hedge contract accounted for as a derivative under ASC 815.
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
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2019, revenue expected to be recognized from remaining performance obligations associated with fixed considerations for PSAs, stand-alone RECs and related party management service fees are as follows (in millions):

Amount
2019 (remainder)	$42
2020	73
2021	73
2022	70
2023	68
Thereafter	297
Total	$623
Contract Balances
The Company did not record any contract assets as none of its right to payment was subject to something other than passage of time. The Company also generally did not record any contract liabilities as it generally recognizes revenue only at the amount to which it has the right to invoice for the electricity and RECs delivered; therefore, there are no advanced payments or billings in excess of electricity or RECs delivered. However, for one PSA, the Company has a contract liability related to amounts received in advance from the PSA customer for access to the switchyard required in the delivery of electricity. The Company recognized less than $1 million and $1 million as revenue during the three and six months ended June 30, 2019, respectively.

4.    Divested Operations
Chilean Sale
On May 21, 2018, the Company, through its indirect wholly-owned subsidiaries, entered into a stock purchase agreement with a third party pursuant to which the Company agreed to sell, and the buyer agreed to purchase, certain subsidiaries which hold approximately a 71% interest in El Arrayán Wind and assets and rights relating to ownership and operation of an extension of the trunk transmission system in Chile (Chilean Sale). El Arrayán Wind is a wind electric generation facility located approximately 400 kilometers north of Santiago on the coast of Chile in which the Company had an owned interest of approximately 81 MW.
The Company measured impairment expense as the difference between the carrying amount of the net assets and the sales price less estimated costs to sell. As a result, the Company recorded impairment expense of $4 million as of June 30, 2018. On August 20, 2018, the Company completed the Chilean Sale for cash proceeds of $70 million with a total impairment expense of $7 million.

5.    Acquisitions
Japan Acquisition
On March 7, 2018, the Company acquired (1) Tsugaru Holdings, which owns a 122 MW wind project company located in Aomori Prefecture, Japan that is expected to commence commercial operations in early to mid-2020; (2) Ohorayama, a 33 MW wind project company located in Kochi Prefecture, Japan that commenced commercial operations in March 2018; (3) Kanagi, a 10 MW solar project company located in Shimane Prefecture, Japan that commenced commercial operations in 2016; (4) Otsuki, a 12 MW wind project company located in Kochi Prefecture, Japan that commenced commercial operations in 2006; and (5) Futtsu, a 29 MW solar project company located in Chiba Prefecture, Japan that commenced commercial operations in 2016 (collectively referred to as the Japan Acquisition) for total consideration of $264 million, net of cash acquired, of which $103 million is a current contingent payment as of June 30, 2019. The Company completed the purchase price allocation for the Japan acquisition as of December 31, 2018. Further details were disclosed within the Company's 2018 Annual Report on Form 10-K.
Supplemental Pro Forma Data (unaudited)
Ohorayama commenced operations in March 2018 and until approximately one week before acquisition, Ohorayama was still under construction. In addition, Tsugaru is expected to commence commercial operations in early to mid-2020. Therefore, pro forma data for Ohorayama and Tsugaru have not been provided as there is no material difference between pro forma data that give effects to the Japan Acquisition as if it had occurred on January 1, 2017 and the actual data reported for the three and six months ended June 30, 2018.
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

	Three months ended June 30,	Six months ended June 30,
Unaudited pro forma data (in millions)	2018	2018
Pro forma total revenue	$140	$255
Pro forma total expenses	(142)	(269)
Pro forma net loss	(2)	(14)
Less: pro forma net loss attributable to noncontrolling interest	(34)	(183)
Pro forma net income attributable to Pattern Energy	$32	$169

6.    Property, Plant and Equipment
The following presents the categories within property, plant and equipment (in millions):

	June 30,	December 31,
	2019	2018
Operating wind farms	$5,014	$4,972
Transmission line	94	94
Furniture, fixtures and equipment	18	16
Subtotal	5,126	5,082
Less: accumulated depreciation	(1,124)	(963)
Property, plant and equipment, net	$4,002	$4,119

The Company recorded depreciation expense related to property, plant and equipment of $75 million and $155 million for the three and six months ended June 30, 2019, respectively, and recorded $54 million and $108 million for the same periods in the prior year, respectively.

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
The Company’s equity method investment in Pattern Development is considered to be a VIE primarily because the total equity at risk is not sufficient to permit Pattern Development to finance its activities without additional subordinated financial support by the equity holders. The Company does not hold the power or benefits to be the primary beneficiary and does not consolidate the VIE. The carrying value of its unconsolidated investment in Pattern Development was $135 million as of June 30, 2019. The Company's maximum exposure to loss is equal to the carrying value of its investment in Pattern Development.

The following table summarizes the carrying amounts of major consolidated balance sheet items for consolidated VIEs as of June 30, 2019 and December 31, 2018 (in millions). All assets (excluding deferred financing costs, net and intangible assets, net) and liabilities of a consolidated VIE presented below are (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$33	$36
Restricted cash	—	4
Trade receivables	19	13
Prepaid expenses	3	6
Other current assets	11	2
Total current assets	66	61

Restricted cash	2	3
Construction in progress	—	1
Property, plant and equipment, net	2,112	2,156
Deferred financing costs, net	2	2
Intangible assets, net	11	12
Other assets	12	12
Total assets	$2,205	$2,247

Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$18	27
Accrued construction costs	—	1
Current portion of long-term debt, net	5	4
Other current liabilities	7	5
Total current liabilities	30	37

Long-term debt, net	152	149
Intangible liability, net	46	48
Asset retirement obligations	58	57
Other long-term liabilities	41	36
Deferred revenue	27	26
Total liabilities	$354	$353

8.    Unconsolidated Investments
The Company's unconsolidated investments consist of the following for the periods presented below (in millions):

			Percentage of Ownership
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
South Kent (1)	$—	$5	50%	50%
Grand	2	5	45%	45%
Armow	109	116	50%	50%
Pattern Development	135	144	29%	29%
Unconsolidated investments	$246	$270

(1)	Refer to "Suspension of Equity Method Accounting" for details.
Pattern Development
Under the Second Amended and Restated Agreement of Limited Partnership of Pattern Development, the Company has the right but not the obligation to contribute up to $300 million to Pattern Development. As of June 30, 2019, the Company has funded $190 million in aggregate and holds an approximately 29% ownership interest in Pattern Development. The Company is a noncontrolling investor in Pattern Development, but has significant influence over Pattern Development. Accordingly, the investment is accounted for under the equity method of accounting.
Suspension of Equity Method Accounting
When the Company receives distributions in excess of the carrying value of its investment, and the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support the Company will: 1) suspend recognition of equity method earnings (losses), 2) record such excess distributions as earnings (loss) in unconsolidated investments, net in the period the distributions occur; and 3) suspend equity in earnings (losses) or equity in other comprehensive income of unconsolidated investments, if applicable.
During the second quarter 2019, the Company's unconsolidated investment in South Kent was in suspension. As of June 30, 2019, the Company's unconsolidated investment for South Kent was zero. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company suspended recognition of South Kent's equity method earnings until such time when South Kent's cumulative equity method earnings exceeds cumulative distributions received and cumulative equity method earnings (losses). As the Company has no explicit or implicit commitment to fund losses at the unconsolidated investments, the Company recorded distributions received in excess of the carrying amount of its unconsolidated investments as gains. For the three and six months ended June 30, 2019, earnings in unconsolidated investments, net as reported on the consolidated statements of operations attributable to South Kent included $5 million in distributions received in excess of the carrying amount of the Company's investment.
During the suspension period, the Company maintains a memo ledger that records the components of the suspended activity. As of June 30, 2019, the memo ledger balance was made up of distributions received of $5 million in excess of the carrying amount of the Company's unconsolidated investment in South Kent and earnings of $3 million in excess of the carrying amount.
Basis Amortization of Unconsolidated Investments
The cost of the Company’s investment in the net assets of unconsolidated investments was higher than the fair value of the Company’s equity interest in the underlying net assets of its unconsolidated investments. The basis differences were primarily attributable to property, plant and equipment, PPAs, and equity method goodwill. The Company amortizes the basis difference attributable to property, plant and equipment, and PPAs over their useful life and contractual life, respectively. The Company does not amortize equity method goodwill. For the three and six months ended June 30, 2019, the Company recorded basis difference amortization for its unconsolidated investments of $2 million and $3 million, respectively, and for the same periods in 2018, the Company recorded basis difference amortization of $3 million and $5 million, respectively, in earnings (loss) in unconsolidated investments, net on the consolidated statements of operations.

Summarized Financial Data for Equity Method Investees
The following table presents summarized statements of operations information for the three and six months ended June 30, 2019 and 2018 for the Company's equity method investees (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$94	$70	$161	$180
Cost of revenue	50	30	68	60
Operating expenses	32	35	80	54
Other expense	21	18	51	40
Net income (loss)	$(9)	$(13)	$(38)	$26

9.    Debt
The Company’s debt consists of the following for periods presented below (in millions):

			As of June 30, 2019
	June 30, 2019	December 31, 2018	Contractual Interest Rate		Effective Interest Rate
							Maturity
Corporate-level
Corporate Revolving Credit Facility	$269	$198	Varies	(1)	4.03%	(1)	November 2022
2020 Notes	225	225	4.00%		6.60%		July 2020
2024 Notes	350	350	5.88%		5.88%		February 2024
Project-level
Fixed interest rate
Santa Isabel term loan	99	100	4.57%		4.57%		September 2033
Mont Sainte Marguerite-med term loan	61	62	3.97%		3.97%		December 2029
Mont Sainte Marguerite-long term loan	97	93	5.04%		5.04%		June 2042
Variable interest rate
Japan Credit Facility	25	25	Varies	(5)	1.82%		August 2022
Ocotillo commercial term loan	277	281	3.83%		4.05%	(3)	June 2033
St. Joseph term loan (2)	154	152	3.72%		4.08%	(3)	November 2033
Western Interconnect term loan	52	52	3.70%		4.21%	(3)	May 2034
Meikle term loan (2)	244	239	3.48%		3.94%	(3)	May 2024
Futtsu term loan	74	75	1.07%		1.86%	(3)	December 2033
Ohorayama term loan	92	93	0.87%		1.50%	(3)	February 2036
Tsugaru Construction Loan	213	131	0.72%		0.72%		March 2038
Tsugaru Holdings Loan Agreement	61	59	3.13%		3.13%		July 2022
Imputed interest rate
Hatchet Ridge financing lease obligation	174	180	1.43%		1.43%		December 2032
	2,467	2,315
Unamortized discount, net (4)	(9)	(11)
Unamortized financing costs	(19)	(21)
Total debt, net	2,439	2,283

As reflected on the consolidated balance sheets
Revolving credit facility, current	$269	$198
Revolving credit facility	25	25
Current portion of long-term debt, net of financing costs	61	56
Long term debt, net of financing costs	2,084	2,004
Total debt, net	$2,439	$2,283

(1)	Refer to Corporate Revolving Credit Facility in the Annual Report on Form 10-K for the year ended December 31, 2018 for interest rate details.

(2)
The amortization for the St. Joseph term loan and the Meikle term loan are through September 2036 and December 2038, respectively, which differs from the stated maturity date of such loans due to prepayment requirements.

(3)	Includes impact of interest rate swaps. See Note 10, Derivative Instruments, for discussion of interest rate swaps.

(4)	The discount relates to the 2020 Notes and MSM term loans.

(5)	Refer to Japan Credit Facility for interest rate details.

Interest and commitment fees incurred and interest expense for debt consisted of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Corporate-level interest and commitment fees incurred	$11	$10	$22	$18
Project-level interest and commitment fees incurred	13	17	27	31
Capitalized interest, commitment fees, and letter of credit fees	(2)	(1)	(3)	(1)
Amortization of debt discount/premium, net	2	1	3	2
Amortization of financing costs	1	1	2	3
Interest expense	$25	$28	$51	$53

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
As of June 30, 2019, $117 million was available for borrowing under the $440 million Revolving Credit Facility. The Revolving Credit Facility contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s holding company subsidiaries' ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business. As of June 30, 2019, the Company's holding company subsidiaries were in compliance with covenants contained in the Revolving Credit Facility.
As of June 30, 2019 and December 31, 2018, letters of credit of $54 million and $45 million, respectively, were issued under the Revolving Credit Facility.
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

	June 30, 2019	December 31, 2018
Principal	$225	$225
Less:
Unamortized debt discount	(6)	(8)
Unamortized financing costs	(1)	(2)
Carrying value of convertible senior notes	$218	$215
Carrying value of the equity component (1)	$24	$24

(1)	Included in the consolidated balance sheets as additional paid-in capital, net of $1 million in equity issuance costs.

Project Debt
Japan Credit Facility
In August 2018, GPG entered into a credit agreement for a revolving credit facility (the Japan Credit Facility). Under the Japan Credit Facility, GPG may borrow up to $33 million and the Japan Credit Facility matures in August 2022. The base rate is based on the Japan Credit Facility Tokyo Interbank Offered Rate (TIBOR) plus an applicable margin between 1.75% and 2.25% plus an annual commitment fee of 0.30%. As of June 30, 2019, $8 million was available for borrowing.
Tsugaru Facility
In March 2018, Tsugaru entered into a credit agreement for a construction facility (Tsugaru Construction Loan), a term facility, a letter of credit facility (the LC Facility) and a Japanese consumption tax facility (the JCT Facility) (collectively, the Tsugaru Facility). Under the Tsugaru Facility, up to $371 million may be borrowed to fund the construction of Tsugaru which automatically converts to a term facility upon the earlier of completion of construction of the project (expected to be March 2020) or September 2020 (the Term Conversion Date). The Tsugaru Construction Loan, including the term facility and LC Facility, mature 18 years following the Term Conversion Date, not later than March 2039. The interest rate on the Tsugaru Construction Loan and term facility is TIBOR plus 0.65%. The LC Facility establishes a $20 million debt service reserve account letter of credit and an $8 million operations and maintenance reserve account letter of credit with amounts outstanding under the letters of credit owing interest at a rate of 1.10% and fees on the undrawn amounts of 0.30%. The JCT Facility provides for up to $34 million to pay Japanese consumption taxes arising from payment of project costs, with an interest rate of TIBOR plus 0.30% and a maturity date corresponding to the Term Conversion Date. A commitment fee of 0.3% is owed on any available amounts under the Construction Facility and the JCT Facility and on any undrawn amounts on the letters of credit up to the Term Conversion Date. Collateral for the credit facility includes Tsugaru's tangible assets and contractual rights and cash on deposit with the depository agent. The credit agreement contains a broad range of covenants that, subject to certain exceptions, restrict Tsugaru's ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions or change its business. As of June 30, 2019, outstanding borrowings under the Tsugaru Construction Loan totaled $213 million.
Tsugaru Holdings Loan Agreement
In March 2018, Tsugaru Holdings entered into a loan agreement (Tsugaru Holdings Loan Agreement) that provides for borrowings of up to $70 million during the Tsugaru construction period, until no later than September 2020. The interest rate on outstanding borrowings under the Tsugaru Holdings Loan Agreement is TIBOR plus 3.0% with principal due July 2022 and a commitment fee of 0.50% on the unused portion of the Tsugaru Holdings Loan Agreement. The Tsugaru Holdings Loan Agreement is subject to certain covenants and is secured by the membership interests and other rights. As of June 30, 2019, outstanding borrowings under the Tsugaru Holdings Loan Agreement totaled $61 million.

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
As of June 30, 2019, the Company also had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.

The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets (in millions):

	June 30, 2019
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$—	$—	$5	$70

Fair Value of Undesignated Derivatives
Foreign currency forward contracts	3	6	—	1
Congestion revenue rights (1)	—	—	—	—
Total Fair Value	$3	$6	$5	$71

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives
Interest rate swaps	$—	$3	$2	$25

Fair Value of Undesignated Derivatives
Interest rate swaps	$—	$—	$—	$4
Energy derivative	7	—	—	—
Foreign currency forward contracts	6	6	—	2
Congestion revenue rights	1	—	—	—
Total Fair Value	$14	$9	$2	$31

(1)	As of June 30, 2019, the fair value was less than $1 million.

The following table summarizes the notional amounts of the Company's outstanding derivative instruments (in millions except for MWh):

	Unit of Measure	June 30,	December 31,
		2019	2018
Designated Derivative Instruments
Interest rate swaps	USD	$354	$319
Interest rate swaps	CAD	$710	$721
Interest rate swaps	JPY	¥55,077	¥55,675

Undesignated Derivative Instruments
Interest rate swaps	USD	$—	$138
Energy derivative	MWh	—	193,252
Foreign currency forward contracts	CAD	$93	$106
Foreign currency forward contracts	JPY	¥10,925	¥11,589
Congestion revenue rights	MWh	232	505

Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest swaps that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the hedge is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the period or periods during which cash settlement occurs. The designated interest rate swaps have remaining maturities ranging from approximately 4.5 years to 23.8 years as of June 30, 2019.
The following table presents the pre-tax effect of the hedging instruments designated as cash flow recognized in accumulated other comprehensive loss, amounts reclassified to earnings for the following periods, as well as, amounts recognized in interest expense (in millions):

		Three months ended June 30,		Six months ended June 30,
	Description	2019	2018	2019	2018
Gains (losses) recognized in accumulated OCI	Change in fair value (1)	$(28)	$5	$(53)	$8
Gains (losses) reclassified from accumulated OCI into:
Interest expense	Derivative settlements	$(1)	$(1)	$(1)	$(3)
Gain on derivatives	De-designation of derivatives	—	2	$—	$2
Gain recognized in interest expense	Ineffective portion (2)	$—	$—	$—	$1

(1)	For 2018, the amount represents effective portion only as the Company adopted ASU 2017-12 on January 1, 2019.

(2)	Applies to 2018 only as a result of the adoption of ASU 2017-12 on January 1, 2019.
The Company estimates that $6 million in accumulated other loss will be reclassified into earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments
The following table presents gains and losses on derivatives not designated as hedges (in millions):

	Financial Statement Line Item	Three months ended June 30,		Six months ended June 30,
Derivative Type		2019	2018	2019	2018
Interest rate derivatives	Gain (loss) on derivatives	$—	$2	$(1)	$4
Energy derivative	Electricity sales	$—	$1	$—	$(4)
Foreign currency forward contracts	Gain (loss) on derivatives	$(1)	$7	$1	$11

Interest Rate Derivatives
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest rate swaps that are not designated and do not qualify as cash flow hedges, the changes in fair value are recorded in gain (loss) on derivatives in the consolidated statements of operations as these hedges are not accounted for under hedge accounting. As of June 30, 2019, the Company terminated all of its undesignated interest rate swaps.
Energy Derivative
In 2010, Gulf Wind acquired an energy derivative instrument to manage its exposure to variable electricity prices over the life of the arrangement. The energy price swap fixes the price for a predetermined volume of production (the notional volume) over the life of the swap contract by locking in a fixed price per MWh. The notional volume agreed to by the parties is approximately 504,220 MWh per year. The energy derivative instrument does not meet the criteria required to adopt hedge accounting. As a result, changes in fair value are recorded in electricity sales in the consolidated statements of operations. The energy derivative expired in April 2019. As a result of the counterparty's credit rating downgrade, the Company received collateral related to the energy derivative agreement. As of June 30, 2019, the Company returned the counterparty's collateral.
In May 2019, the Company secured a short-term derivative instrument to continue to manage its exposure to variable electricity prices at Gulf Wind that will expire on September 30, 2019. The short-term derivative instrument qualified for the NPNS scope exception and is accounted for under ASC 606.
Foreign Currency Forward Contracts
The Company has established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in the Company’s cash flow, which may have an adverse impact to the Company's short-term liquidity or financial condition. A majority of the Company’s power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar and Japanese yen. The Company enters into foreign currency forward and option contracts at various times to mitigate the currency exchange rate risk on Canadian dollar and, beginning in 2018, Japanese yen denominated cash flows. These instruments have remaining maturities ranging from three months to 10.8 years. The foreign currency forward and option contracts are considered non-designated derivative instruments and are not used for trading or speculative purposes. As a result, changes in fair value and settlements are recorded in gain (loss) on derivatives in the consolidated statements of operations.
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

11.    Leases
The Company has operating leases for corporate offices, lands for its wind and solar facilities, and certain equipment. The leases have remaining lease terms of 5 months to 19 years, some of which may include renewal and extension options. Generally, these options do not impact the lease term because the Company is not reasonably certain that it will exercise the options.
The Company subleases its former headquarters to a third-party. As the Company remains the primary obligor under the original lease, which expires in 2026, the Company continues to account for the lease as an operating lease. Sublease income is recognized on a straight-line basis over the remaining life of the sublease. As of June 30, 2019, future sublease proceeds under the sublease agreement are approximately $1 million for the remaining six months of 2019 and $2 million per year for 2020 through 2026.
Supplemental balance sheet information related to leases are as follows (in millions):

Operating leases	Balance sheet location	June 30, 2019
Operating lease right-of-use assets	Other assets	$64
Operating lease liabilities, current	Other current liabilities	(10)
Operating lease liabilities	Other long-term liabilities	(69)
Total operating lease liabilities		$(79)

As of June 30, 2019, maturities of operating lease liabilities were as follows (in millions):

Remainder of 2019	5
2020	9
2021	9
2022	9
2023	9
Thereafter	51
Total lease payment	$92
Less imputed interest	(13)
Total	$79

The components of lease expense are as follows (in millions):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$2	$4
Sublease income	(1)	(1)
Total lease cost	$1	$3
Supplemental cash flow and other information related to the Company's operating leases are as follows (in millions, except for lease term and discount rate):

Six months ended June 30, 2019
Operating cash flows from operating leases (1)	$(4)
Weighted average remaining lease term (years):	11.2
Weighted average discount rate (2):	3.24%

(1)	Represents cash paid for amounts included in the measurement of lease liabilities.

(2)	When an implicit rate is not readily determinable, the interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate.

As of June 30, 2019, the Company does not have any significant leases that have not yet commenced.
As of December 31, 2018, estimated future commitments related to operating leases and land agreements were as follows (in millions):

2019	$22
2020	21
2021	22
2022	21
2023	22
Thereafter	352
Total	$460

These amounts include certain land agreements not accounted for as leases under ASC 842, which are excluded from the lessee's maturity analysis presented above.

12.    Accumulated Other Comprehensive Loss
The following tables summarize the changes in the accumulated other comprehensive loss balance, net of tax, by component (in millions):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2017	$(28)	$(4)	$7	$(25)
Other comprehensive income (loss) before reclassifications	(23)	9	1	(13)
Amounts reclassified from accumulated other comprehensive loss	—	1	3	4
Net current period other comprehensive income (loss)	(23)	10	4	(9)
Balances at June 30, 2018	$(51)	$6	$11	$(34)

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee’s OCI	Total
Balances at December 31, 2018	$(65)	$(4)	$9	$(60)
Other comprehensive income (loss) before reclassifications	13	(46)	(7)	(40)
Amounts reclassified from accumulated other comprehensive loss	—	1	2	3
Net current period other comprehensive income (loss)	13	(45)	(5)	(37)
Balances at June 30, 2019	$(52)	$(49)	$4	$(97)

13.    Fair Value Measurements
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

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$9	$—	$9
Congestion revenue rights (1)	—	—	—	—
	$—	$9	$—	$9
Liabilities
Interest rate swaps	$—	$75	$—	$75
Foreign currency forward contracts	—	1	—	1
Contingent consideration	—	—	111	111
	$—	$76	$111	$187

(1)	As of June 30, 2019, the fair value was less than $1 million.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$3	$—	$3
Energy derivative	—	—	7	7
Foreign currency forward contracts	—	12	—	12
Congestion revenue rights	—	—	1	1
	$—	$15	$8	$23
Liabilities
Interest rate swaps	$—	$31	$—	$31
Foreign currency forward contracts	—	2	—	2
Contingent consideration	—	—	130	130
	$—	$33	$130	$163

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
The following table presents a reconciliation of the energy derivative instrument measured at fair value on a recurring basis using significant unobservable inputs (in millions):

	Three months ended June 30,		Six months ended June 30,
Energy Derivative	2019	2018	2019	2018
Balances, beginning of period	$2	$16	$7	$27
Total gain (loss) included in electricity sales	—	1	1	(4)
Settlements	(2)	(5)	(8)	(11)
Balances, end of period	$—	$12	$—	$12

During the three and six months ended June 30, 2019, the Company recognized unrealized losses of $2 million and $7 million, respectively, and $4 million and $15 million for the same periods in 2018, respectively, relating to the energy derivative instrument which were recorded to electricity sales on the consolidated statements of operations.
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
The Broadview Project acquisition includes contingent consideration, which requires the Company to make an additional payment upon the commercial operation of Grady, an Identified ROFO Project in New Mexico being separately developed by Pattern Development. The contingent post-closing payment reflects the fair value of the Company's interest in the increase in the projected 25-year transmission wheeling revenue Western Interconnect will receive from Grady, adjusted for the estimated production loss incurred by Broadview due to wake effects and transmission losses induced by the operation of Grady. The fair value of the contingent consideration at the acquisition date was $21 million. Pursuant to the Fourth Amendment to the Purchase and Sale Agreement for the Broadview Project acquisition, the Company paid $25 million in contingent consideration in May 2019 to Pattern Energy Group LP.
The estimated fair value of the contingent considerations were calculated by using a discounted cash flow technique which utilized unobservable inputs. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement. As of June 30, 2019, there were no significant changes in these unobservable inputs that may result in significant changes in fair value.

The following table presents a reconciliation of the contingent consideration liabilities measured at fair value on a recurring basis using significant unobservable inputs (in millions):

	Three months ended June 30,		Six months ended June 30,
Contingent Consideration Liabilities	2019	2018	2019	2018
Balances, beginning of period	$131	$131	130	22
Purchase	—	—	—	106
Total (gain) loss included in other income (expense), net	5	(3)	6	—
Settlement	(25)	—	(25)	—
Balances, end of period	$111	$128	$111	$128

During the three and six months ended June 30, 2019, the Company recognized unrealized losses of $5 million and $6 million, respectively, and unrealized gains of $3 million and less than $1 million for the same periods in 2018, respectively, relating to contingent liabilities which was recorded to other expense, net on the consolidated statements of operations.
The valuation techniques and significant unobservable inputs used in material recurring Level 3 fair value measurements were as follows (in millions, for fair value):

June 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Tsugaru contingent consideration	$111	Discounted cash flow	Deferred purchase price	$109 - $128 million
			Discount rate	6.90%

December 31, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$7	Discounted cash flow	Forward electricity prices	$20.02-$32.58 (1)
			Discount rate	2.80%-2.81%

Broadview contingent consideration	$25	Discounted cash flow	Discount rate	4.0%-8.0%
			Annual energy production loss	0.70%

Tsugaru contingent consideration	$105	Discounted cash flow	Deferred purchase price	$109 - $128 million
			Discount rate	6.90%

(1)	Represents price per MWh.
Financial Instruments Not Measured at Fair Value
The following table presents the carrying amount and fair value and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets, but for which fair value is disclosed (in millions):

		Fair Value
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
June 30, 2019
Total debt, net	$2,439	$—	$2,450	$—	$2,450
December 31, 2018
Total debt, net	$2,283	$—	$2,240	$—	$2,240

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

14.    Stockholders' Equity
Common Stock
The Company has an equity distribution agreement (Equity Distribution Agreement) pursuant to the terms of which, the Company may offer and sell shares of the Company's Class A common stock, par value $0.01 per share, from time to time, up to an aggregate sales price of $200 million. For the six months ended June 30, 2019, the Company did not sell any shares under the Equity Distribution Agreement. As of June 30, 2019, approximately $144 million in aggregate offering price remained available to be sold under the agreement.
Noncontrolling Interests
The following table presents the balances for noncontrolling interests by project (in millions):

	June 30,	December 31,
	2019	2018
Logan's Gap	$125	$132
Panhandle 1	121	131
Panhandle 2	167	176
Post Rock	105	116
Amazon Wind	96	101
Broadview Project	252	257
Futtsu	10	10
Meikle	47	57
MSM	40	37
Stillwater	92	95
Noncontrolling interest	$1,055	$1,112

The following table presents the components of total noncontrolling interest as reported in the stockholders’ equity statements and the consolidated balance sheets (in millions):

	Capital	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balances at December 31, 2017	$1,380	$(126)	$—	$1,254
Acquisitions	11	—	—	11
Distributions to noncontrolling interests	(20)	—	—	(20)
Net loss (1)	—	(184)	—	(184)
Other comprehensive loss, net of tax	—	—	(2)	(2)
Balances at June 30, 2018	$1,371	$(310)	$(2)	$1,059

Balances at December 31, 2018	$1,452	$(332)	$(8)	$1,112
Contributions from noncontrolling interests	5	—	—	5
Distributions to noncontrolling interests	(21)	—	—	(21)
Net loss	—	(39)	—	(39)
Other comprehensive loss, net of tax	—	—	(2)	(2)
Balances at June 30, 2019	$1,436	$(371)	$(10)	$1,055

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

Pay-go Contribution
For the Broadview Project, there is a partial pay as you go (Pay-go) funding arrangement under which, when the actual annual MWh production of Broadview exceeds a certain production threshold, the tax equity investors are obligated to make a cash contribution ("Pay-go contribution") to the Company. The Pay-go arrangement resulted in a lower initial investment by the tax equity investors and provided them with some protection from potential underperformance of Broadview. For the year ended December 31, 2018, the actual MWh production of Broadview exceeded the production threshold. As a result, the Company received $5 million of Pay-go contribution from the tax equity investors in the first quarter of 2019.

15.    Earnings (Loss) Per Share
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
The Company's vested deferred RSUs have non-forfeitable rights to dividends prior to release and are considered participating securities. Accordingly, they are included in the computation of basic and diluted EPS, pursuant to the two-class method; however, due to amounts being below $1 million dollars, they are not shown in the table below. Under the two-class method, distributed and undistributed earnings allocated to participating securities are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted EPS. However, net losses are not allocated to participating securities since they are not contractually obligated to share in the losses of the Company.
Potentially dilutive securities excluded from the calculation of diluted EPS because their effect would have been anti-dilutive were 9 million and 9 million shares, respectively, for the three and six months ended June 30, 2019, and 9 million shares and less than 1 million shares, respectively, for the three and six months ended June 30, 2018.

The computations for Class A basic and diluted EPS are as follows (in millions except share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted EPS:
Net earnings (loss) attributable to controlling interest	$(7)	$33	$(37)	$169
Numerator for basic EPS - net income (loss) attributable to common stockholders	$(7)	$33	$(37)	$169
Add back convertible senior notes interest	—	—	—	7
Numerator for diluted EPS - net income (loss) attributable to common stockholders	$(7)	$33	$(37)	$176

Denominator for EPS:
Weighted average number of shares:
Class A common stock - basic	97,609,107	97,459,472	97,588,880	97,444,016
Add dilutive effect of:
Restricted stock awards	—	36,348	—	47,886
Restricted stock units	—	397	—	45
Convertible senior notes	—	—	—	8,170,740
Class A common stock - diluted	97,609,107	97,496,217	97,588,880	105,662,687

EPS:
Class A common stock:
Basic	$(0.07)	$0.34	$(0.38)	$1.73
Diluted	$(0.07)	$0.34	$(0.38)	$1.67

Dividends declared per Class A common share	$0.42	$0.42	$0.84	$0.84

16.    Commitments and Contingencies
Land Agreements Not Accounted for under ASC 842
The Company has entered into various long-term land agreements for its wind and solar farms that are not accounted for under ASC 842, primarily in the U.S. and Canada, because the agreements do not convey the right to control the use of the land. In these agreements, the Company does not have exclusive use of the land and the landowners retain the rights to the economic benefits for most of the land. For the three and six months ended June 30, 2019, the Company recorded rent expenses of $4 million and $8 million, respectively, and $5 million and $9 million for the same periods in 2018, respectively, in project expense in its consolidated statements of operations.
Letters of Credit
Power Sale Agreements
The Company owns and operates wind and solar power projects and has entered into various long-term PSAs that terminate from 2019 to 2043. The terms of these agreements generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the agreement. Under the terms of these agreements, as of June 30, 2019, irrevocable letters of credits totaling $153 million were available to be issued to guarantee the Company's performance for the duration of the agreements.
Project Finance and Other Agreements
The Company has various project finance and other agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of June 30, 2019, irrevocable letters of credit totaling $161 million, which includes letters of credit available under the Revolving Credit Facility, were available to be issued to ensure performance under the various project finance and other agreements.

Contingencies
Turbine Operating Warranties and Service Guarantees
The Company has various turbine availability warranties from its turbine manufacturers and service guarantees from its service and maintenance providers. Pursuant to these guarantees, if a turbine operates at less than minimum availability during the guarantee measurement period, the service provider is obligated to pay, as liquidated damages at the end of the warranty measurement period, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, pursuant to certain of these guarantees, if a turbine operates at more than a specified availability during the guarantee measurement period, the Company has an obligation to pay a bonus to the service provider at the end of the warranty measurement period. As of June 30, 2019, the Company recorded liabilities of $2 million associated with bonuses payable to the turbine manufacturers and service providers.
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
Contingencies in connection with the Sale of Panhandle 2 interests
In connection with the sale of Panhandle 2, the Company agreed to indemnify PSP Investments up to $5 million to cover PSP Investments' pro rata share of the economic impacts resulting from planned transmission outages in the Texas market until December 31, 2019. As of June 30, 2019, the Company has recorded a contingent liability of $4 million associated with the indemnity.
Contingencies in connection with Hatchet Ridge
On January 29, 2019, Pacific Gas and Electric Company (PG&E) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California ("the Bankruptcy Court"). The Company has received all post-petition invoiced amounts through June 2019. However, the pre-petition amount of $2 million that relates to production prior to the Chapter 11 filing date remained outstanding as of June 30, 2019 and will be addressed as part of Chapter 11 process. The Company determined that it is probable that substantially all of the consideration to which the entity will be entitled for the electricity delivered to PG&E will be collected; therefore, the Company continues to account for the PSA under ASC 606. The Company evaluated the pre-petition amount of $2 million for impairment in accordance with ASC 450, Contingencies. The Company concluded that it is reasonably possible that Hatchet Ridge's pre-petition amount may be impaired; however, the Company did not recognize any amount for impairment for the six months ended June 30, 2019. The Company will continue to monitor the bankruptcy proceedings and reassess the pre-petition amount for impairment.
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
Related Party Transactions
The table below presents amounts due from and to related parties as included in the consolidated balance sheets for the following periods (in millions):

	June 30, 2019	December 31, 2018
Other current assets	$19	$7
Total due from related parties	$19	$7

Other current liabilities	9	9
Contingent liabilities, current	111	25
Contingent liabilities	—	105
Total due to related parties	$120	$139

The table below presents revenue, reimbursement and (expenses) recognized for management services and under the MSA, as included in the statements of operations for the following periods (in millions):

		Three months ended June 30,		Six months ended June 30,
Related Party Agreement	Financial Statement Line Item	2019	2018	2019	2018
Management fees	Other revenue	$3	$3	$5	$5
MSA reimbursement	General and administrative	$3	$3	$5	$5
MSA costs	Related party general and administrative	$(4)	$(4)	$(8)	$(8)

Purchase and Sales Agreements
During the six months ended June 30, 2019 and 2018, the Company consummated the following acquisitions with Pattern Energy Group LP, which are further detailed in Note 5, Acquisitions (in millions):

Acquisitions from Pattern Development Companies	Date of Acquisition	Cash consideration net of acquired cash	Debt Assumed	Contingent Consideration
Japan projects	March 7, 2018	$158	$181	$106

Investment in Pattern Development
During 2019, the Company funded $7 million into Pattern Development. As of June 30, 2019, the Company has funded $190 million in aggregate and holds an approximately 29% ownership interest in Pattern Development.
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

18.    Segment Reporting
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

Segment information for the three and six months ended June 30, 2019 and 2018, respectively, is presented in the table below (in millions):

For the Three Months Ended June 30, 2019
	Operating Business	Development Investment (1)	Corporate, Other and Eliminations	Reconciling Amounts (2)	Consolidated
Total revenue	$138	$13	$2	$(13)	$140
Depreciation, amortization and accretion	$76	$—	$1	$—	$77
Impairment expense	$—	$—	$—	$—	$—
Operating income (loss)	$14	$(6)	$(12)	$6	$2
Earnings (loss) in unconsolidated investments (3)	$5	$—	$(5)	$—	$—
Interest expense	$13	$—	$12	$—	$25
Income tax provision	$2	$—	$2	$—	$4
Net income (loss)	$3	$(6)	$(33)	$6	$(30)
Adjusted EBITDA	$112	$(5)	$(10)	$5

Capital expenditures	$(21)	$(2)	$(2)	$2	$(23)

As of June 30, 2019
Property, plant and equipment, net	$3,938	$4	$64	$(4)	$4,002
Unconsolidated investments	$209	$9	$37	$(9)	$246
Total assets	$9,045	$200	$(3,674)	$(200)	$5,371

For the Six Months Ended June 30, 2019
	Operating Business	Development Investment (1)	Corporate, Other and Eliminations	Reconciling Amounts (2)	Consolidated
Total revenue	$271	$13	$4	$(13)	$275
Depreciation, amortization and accretion	$158	$1	$2	$(1)	$160
Impairment expense	$—	$2	$—	$(2)	$—
Operating income (loss)	$18	$(20)	$(25)	$20	$(7)
Earnings (loss) in unconsolidated investments (3)	$13	$—	$(19)	$—	$(6)
Interest expense	$27	$—	$24	$—	$51
Income tax provision	$4	$—	$4	$—	$8
Net income (loss)	$(3)	$(19)	$(73)	$19	$(76)
Adjusted EBITDA	$225	$(19)	$(25)	$19

Capital expenditures	$(60)	$(2)	$(3)	$2	$(63)

For the Three Months Ended June 30, 2018
	Operating Business	Development Investment (1)	Corporate, Other and Eliminations	Reconciling Amounts (2)	Consolidated
Total revenue	$137	$—	$3	$—	$140
Depreciation, amortization and accretion	$56	$—	$(1)	$—	$55
Impairment expense	$—	$—	$4	$—	$4
Operating income (loss)	$36	$(8)	$(10)	$8	$26
Earnings (loss) in unconsolidated investments (3)	$7	$—	$(8)	$—	$(1)
Interest expense	$16	$—	$12	$—	$28
Income tax provision	$2	$—	$2	$—	$4
Net income (loss)	$23	$(8)	$(25)	$8	$(2)
Adjusted EBITDA	$115	$(8)	$(7)	$8

Capital expenditures	$(23)	$(2)	$(2)	$2	$(25)

As of June 30, 2018
Property, plant and equipment, net	$4,018	$1	$(221)	$(1)	$3,797
Unconsolidated investments	$317	$6	$27	$(6)	$344
Total assets	$9,094	$103	$(3,810)	$(103)	$5,284

For the Six Months Ended June 30, 2018
	Operating Business	Development Investment (1)	Corporate, Other and Eliminations	Reconciling Amounts (2)	Consolidated
Total revenue	$247	$—	$5	$—	$252
Depreciation, amortization and accretion	$111	$—	$(1)	$—	$110
Impairment expense	$—	$—	$4	$—	$4
Operating income (loss)	$46	$(12)	$(20)	$12	$26
Earnings (loss) in unconsolidated investments (3)	$29	$—	$(12)	$—	$17
Interest expense	$31	$—	$22	$—	$53
Income tax provision	$3	$—	$8	$—	$11
Net income (loss)	$41	$(12)	$(56)	$12	$(15)
Adjusted EBITDA	$208	$(12)	$5	$12

Capital expenditures	$(84)	$(7)	$(2)	$7	$(86)

(1)
Amounts represent the Company's proportionate share in Pattern Development. The Company's proportionate share of revenue in Pattern Development for each of the three and six months ended June 30, 2019 includes amounts from the sale of a development project to a third-party.

(2)
The Company accounts for its investment in Pattern Development under the equity method. Therefore, the reconciling amounts are presented to eliminate Pattern Development and to reconcile to the consolidated totals.

(3)
Included in Corporate, Other and Eliminations is a $6 million loss and a $19 million loss for the three and six months ended June 30, 2019, respectively, and an $8 million loss and a $12 million loss for the three and six months ended June 30, 2018, respectively, related to the Company's portion of the loss of Pattern Development.

Reconciliation of segment Adjusted EBITDA to the Company's consolidated net loss is presented as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating Business Adjusted EBITDA	$112	$115	$225	$208
Development Investment Adjusted EBITDA	(5)	(8)	(19)	(12)
Corporate, Other and Eliminations Adjusted EBITDA	(10)	(7)	(25)	5
Reconciling Amounts Adjusted EBITDA	5	8	19	12
Less, proportionate share from unconsolidated investments
Interest expense, net of interest income	(6)	(10)	(12)	(19)
Depreciation, amortization and accretion	(7)	(9)	(13)	(18)
Gain (loss) on derivatives	(4)	1	(12)	3
Unrealized gain (loss) on derivatives	(6)	5	(10)	—
Impairment expense	—	(4)	—	(4)
Adjustments for unconsolidated investments	2	—	2	—
Other	—	1	(2)	(2)
Interest expense, net of interest income	(25)	(27)	(50)	(52)
Depreciation, amortization and accretion	(82)	(63)	(171)	(125)
Net income (loss) before income tax	(26)	2	(68)	(4)
Income tax provision	(4)	(4)	(8)	(11)
Net loss	(30)	(2)	(76)	(15)

19.    Subsequent Events
On August 1, 2019, the Company declared a dividend for the third quarter, payable on October 31, 2019, to holders of record on September 27, 2019, in the amount of $0.4220 per Class A share, or $1.688 on an annualized basis. This is unchanged from the second quarter of 2019.
During the third quarter, the Company entered into a series of transactions with Pattern Energy Group LP, including:

•	consummation of the purchase of 35 MW of owned capacity in North Kent, a 100 MW project in Chatham-Kent, Ontario, Canada, for $26 million; and

•	consummation of the purchase of 22 MW of owned capacity in Belle River, a 100 MW project in Lakeshore, Ontario, Canada, for $18 million.
In July 2019, the Company entered into a $250 million bank loan with a three year maturity. The non-amortizing bank loan will bear interest at LIBOR plus an applicable margin ranging from 117.5 to 142.5 basis points. The Company intends to use the bank loan to fund the acquisition of projects, repayments to the revolving credit facility and other general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018 and our unaudited consolidated financial statements and related notes thereto for the three and six months ended June 30, 2019 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Unless the context provides otherwise, references herein to “we,” “our,” “us,” “our company” and “Pattern Energy” refer to Pattern Energy Group Inc., a Delaware corporation, together with its consolidated subsidiaries.
Overview
We are a vertically integrated renewable energy company with a mission to transition the world to renewable energy. Our business consists of both (i) an operating business segment, which is comprised of a portfolio of renewable energy power projects and (ii) a development investment segment, which principally consists of our 29% ownership interest in Pattern Development, an upstream development platform.
Through our operating business segment, we hold ownership interests in 26 renewable energy projects with a total operating portfolio capacity of approximately 4 gigawatts (GW) in the United States, Canada and Japan. Projects in which we have an owned interest use proven, best-in-class technology and have contracted to sell all or a majority of their output pursuant to fixed-price PSAs. Approximately 89% of the electricity to be generated by our projects will be sold under our PSAs which have a weighted average remaining contract life of approximately 13 years as of June 30, 2019.
Our development investment segment engages in the upstream development of renewable power projects around the world currently spanning the United States, Canada, Mexico and Japan. Our current relationship with Pattern Development, which includes our Identified ROFO Projects, shared services and overlap of executive officers, provides alignment with our operating business segment and provides us access to a pipeline of development projects we have an ability to acquire to grow our business, or through our ownership interest, share in returns in the event a development project is sold to third parties. Pattern Development has a more than 10 GW pipeline of development projects.
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
The discussion and analysis below has been organized as follows:

•	Recent Developments

•	Identified ROFO Projects

•	Key Performance Metrics

•	Consolidated Results of Operations

•	Results of Operating Business Segment

•	Development Investment Segment

•	Results of Development Investment Segment

•	Liquidity and Capital Resources

◦	Sources of Liquidity

◦	Uses of Liquidity

•	Critical Accounting Policies and Estimates

Recent Developments
During the third quarter, we entered into a series of transactions with Pattern Energy Group LP, including:

•	consummation of the purchase of 35 MW of owned capacity in North Kent, a 100 MW project in Chatham-Kent, Ontario, Canada, for $26 million; and

•	consummation of the purchase of 22 MW of owned capacity in Belle River, a 100 MW project in Lakeshore, Ontario, Canada, for $18 million.
In July 2019, we entered into a $250 million bank loan with a three year maturity. The non-amortizing bank loan will bear interest at LIBOR plus an applicable margin ranging from 117.5 to 142.5 basis points. We intend to use the bank loan to fund the acquisition of projects, repayments to the revolving credit facility and other general corporate purposes.

Identified ROFO Projects
We have a ROFO on the pipeline of acquisition opportunities from the Pattern Development Companies. Pattern Development has a pipeline of development projects totaling more than 10 GW. The Identified ROFO list stands at 1.1 GW of total capacity and represents a portion of the pipeline of development projects, which are subject to our ROFO.
Below is a summary of our Identified ROFO Projects that we may acquire from the Pattern Development Companies in connection with our respective purchase rights.

						Capacity (MW)
Identified ROFO Projects (1)	Status	Location	Construction Start (2)	Commercial Operations (3)	Contract Type	Rated (4)	Pattern Development Companies Owned (5)
Pattern Energy Group LP
Henvey Inlet	In construction	Ontario	2017	2019	PPA	300	150
Pattern Development
Grady	In construction	New Mexico	2018	2019	PPA	220	188
Sumita	Late stage development	Japan	2020	2022	PPA	100	55
Ishikari	Late stage development	Japan	2020	2022	PPA	112	112
Corona Wind Project(s)	Late stage development	New Mexico	2020	2021	PPA	400	340
						1,132	845

(1)	As a result of the recent developments disclosed above under "Recent Developments" each of North Kent and Belle River are no longer included on the list of Identified ROFO Projects.

(2)	Represents year of actual or anticipated commencement of construction.

(3)	Represents year of actual or anticipated commencement of commercial operations.

(4)
Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of weather and other conditions, a project will not operate at its rated capacity at all times and the amount of electricity generated may be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors.

(5)
Pattern Development Companies-Owned capacity represents the maximum, or rated, electricity generating capacity of the project in MW multiplied by Pattern Energy Group LP's or Pattern Development's percentage ownership interest in the distributable cash flow of the project.

During the second quarter of 2019, we waived our ROFO with respect to a wind project in South Dakota which did not have a PPA and a transmission line project in New Mexico. Such waivers were recommended by the conflicts committee, which is comprised solely of independent directors, for approval by the board of directors and approved by the board of directors. Pattern Development subsequently sold such wind project to a third party and has entered into an agreement to sell such transmission line to a third party.

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
Adjustments from unconsolidated investments represent distributions received in excess of the carrying amount of our investment and suspended equity earnings or losses, during periods of suspension of recognition of equity method earnings. When we receive distributions in excess of the carrying value of its investment, and we are not liable for the obligations of the investee nor otherwise committed to provide financial support we will: 1) suspend recognition of equity method earnings (losses), 2) record such excess distributions as earnings (loss) in unconsolidated investments, net in the period the distributions occur; and 3) suspend equity in earnings (losses) or equity in other comprehensive income of unconsolidated investments, if applicable.
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
Cash Available for Distribution
We define cash available for distribution as Adjusted EBITDA further adjusted to (i) subtract unconsolidated investment earnings, (ii) subtract interest expense, less non-cash items, (iii) subtract distributions to noncontrolling interests, (iv) subtract principal payments paid from operating cash flows, (v) subtract current income taxes, (vi) subtract non-expansionary capital expenditures, (vii) add distributions from unconsolidated investments, (viii) add net release of restricted cash, (ix) add stock-based compensation, (x) add pay-go contributions, and (xi) add or subtract other items as necessary to present the cash flows we deem representative of our core business operations.
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

The following tables present a reconciliation of Adjusted EBITDA and cash available for distribution to net income (loss), the most directly comparable GAAP financial measure, for the periods indicated (unaudited and in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(30)	$(2)	$(76)	$(15)
Plus:
Interest expense, net of interest income	25	27	50	52
Income tax provision	4	4	8	11
Depreciation, amortization and accretion	82	63	171	125
EBITDA	$81	$92	$153	$173
Unrealized (gain) loss on derivatives	6	(5)	10	—
Impairment expense	—	4	—	4
Adjustments for unconsolidated investments (1)	(2)	—	(2)	—
Other	—	(1)	2	2
Plus, proportionate share from unconsolidated investments:
Interest expense, net of interest income	6	10	12	19
Depreciation, amortization and accretion	7	9	13	18
(Gain) loss on derivatives	4	(1)	12	(3)
Adjusted EBITDA	$102	$108	$200	$213
Plus:
Distributions from unconsolidated investments	12	18	26	37
Network upgrade reimbursement	—	—	1	1
Release of restricted cash	6	—	6	3
Stock-based compensation	1	1	2	2
Other	1	3	2	4
Less:
Unconsolidated investment earnings and proportionate shares from EBITDA	(17)	(19)	(32)	(56)
Interest expense, less non-cash items and interest income	(23)	(25)	(46)	(49)
Income taxes	(1)	—	(3)	(3)
Distributions to noncontrolling interests	(9)	(12)	(21)	(21)
Principal payments paid from operating cash flows	(19)	(15)	(30)	(29)
Cash available for distribution	$53	$59	$105	$102

(1)	Amount consists of gains on distributions from unconsolidated investments and suspended equity earnings of $5 million and $3 million for the three months ended June 30, 2019, respectively.
Adjusted EBITDA for the three months ended June 30, 2019 was $102 million compared to $108 million for the same period in the prior year, a decrease of $6 million, or approximately 6%. The decrease in Adjusted EBITDA was primarily due to a $11 million decrease due to divestitures, a $3 million decrease in projects fully operational in both periods, partially offset by a $5 million increase due to new projects acquired and a $3 million increase in earnings at our development investment segment.
Adjusted EBITDA for the six months ended June 30, 2019 was $200 million compared to $213 million for the same period in the prior year, a decrease of $13 million, or approximately 6%. The decrease in Adjusted EBITDA was primarily due to a $24 million decrease due to divestitures, $8 million in losses at our development investment segment, a $1 million decrease in earnings at projects fully operational in both periods, partially offset by a $21 million increase in earnings due to new projects acquired.

Cash available for distribution was $53 million for the three months ended June 30, 2019 compared to $59 million for the same period in the prior year. The $6 million decrease was primarily due to a $4 million reduction as a result of divestitures, a $2 million reduction from projects fully operational in both periods, partially offset by $1 million contributed from new projects acquired.
Cash available for distribution was $105 million for the six months ended June 30, 2019 compared to $102 million for the same period in the prior year. The $3 million increase was primarily due to $8 million contributed from new projects acquired and a $6 million increase in contributions from projects fully operational in both periods, partially offset by a $10 million reduction as a result of divestitures.
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

The following table presents selected operating performance metrics for the periods presented (unaudited):

	Three months ended June 30,				Six months ended June 30,
MWh sold	2019	2018	Change	% Change	2019	2018	Change	% Change
Consolidated MWh sold	2,353,992	2,468,927	(114,935)	(5)%	4,688,062	4,608,411	79,651	1.7%
Less: noncontrolling MWh	(458,547)	(465,217)	6,670	(1)%	(965,886)	(872,354)	(93,532)	10.7%
Controlling interest in consolidated MWh	1,895,445	2,003,710	(108,265)	(5)%	3,722,176	3,736,057	(13,881)	(0.4)%
Unconsolidated investments proportional MWh	218,419	259,101	(40,682)	(16)%	507,199	662,469	(155,270)	(23.4)%
Proportional MWh sold	2,113,864	2,262,811	(148,947)	(7)%	4,229,375	4,398,526	(169,151)	(3.8)%

Average realized electricity price per MWh
Consolidated average realized electricity price per MWh	$59	$57	$2	4%	$59	$55	$4	7.3%
Unconsolidated investments proportional average realized electricity price per MWh	$113	$118	$(5)	(4)%	$113	$119	$(6)	(5.0)%
Proportional average realized electricity price per MWh	$70	$68	$2	3%	$70	$68	$2	2.9%
Our consolidated MWh sold for the three months ended June 30, 2019 was 2,353,992 MWh, compared to 2,468,927 MWh for the three months ended June 30, 2018, a decrease of 114,935 MWh, or 5%. The change in consolidated MWh sold was primarily attributable to:

•	a decrease of 202,928 MWh at projects fully operational in both periods primarily due to unfavorable wind and availability; and

•	a decrease of 69,243 MWh due to divestitures in 2018.
These decreases were partially offset by an increase of 157,236 MWh as a result of new projects acquired in 2018.

Our consolidated MWh sold for the six months ended June 30, 2019 was 4,688,062 MWh, compared to 4,608,411 MWh for the six months ended June 30, 2018, an increase of 79,651 MWh, or 2%. The change in consolidated MWh sold was primarily attributable to:

•	an increase in 399,747 MWh as a result of new projects acquired in 2018; and

•	an increase of 202,826 MWh due to less curtailment in 2019.
These increases were partially offset by a decrease of 391,732 MWh at projects fully operational in both periods primarily due to unfavorable wind and availability and 131,190 MWh due to divestitures in 2018.
Our proportional MWh sold for the three months ended June 30, 2019 was 2,113,864 MWh, compared to 2,262,811 MWh for the three months ended June 30, 2018, a decrease of 148,947 MWh, or 7%. The change in proportional MWh sold was primarily attributable to:

•	a decrease of 143,843 MWh due to unfavorable wind conditions and availability in projects that were fully operational in both periods; and

•	a decrease of 109,633 MWh due to divestitures in 2018.
The decreases were partially offset by:

•	an increase of 76,040 MWh as a result of acquisitions in 2018; and

•	an increase of 28,307 MWh due to less curtailment.
Our proportional MWh sold for the six months ended June 30, 2019 was 4,229,375 MWh, compared to 4,398,526 MWh for the six months ended June 30, 2018, a decrease of 169,151 MWh, or 4%. The change in proportional MWh sold was primarily attributable to:

•	a decrease of 275,349 MWh due to unfavorable wind conditions and availability in projects that were fully operational in both periods; and

•	a decrease of 249,019 MWh due to divestitures in 2018.
The decreases were partially offset by:

•	an increase of 209,998 MWh as a result of acquisitions in 2018; and

•	an increase of 145,036 MWh due to less curtailment.
Our consolidated average realized electricity price was $59 per MWh for the three months ended June 30, 2019, compared to $57 per MWh for the three months ended June 30, 2018 due to stronger performance in our higher priced PPAs coupled with lower production in the lower priced ERCOT market.
Our consolidated average realized electricity price was $59 per MWh for the six months ended June 30, 2019, compared to $55 per MWh for the six months ended June 30, 2018 due to stronger performance in our higher priced PPAs.
Our proportional average realized electricity price was $70 per MWh for the three months ended June 30, 2019, compared to $68 per MWh for the three months ended June 30, 2018 due to stronger performance in our higher priced PPAs coupled with lower production in the lower priced ERCOT market.
Our proportional average realized electricity price was $70 per MWh for the six months ended June 30, 2019, compared to $68 per MWh for the six months ended June 30, 2018 due to stronger performance in our higher priced PPAs.

Consolidated Results of Operations
Consolidated net loss
Consolidated net loss is primarily derived from the results of operations of our operating business segment and development investment segment which are further described in their respective sections. Consolidated net loss for the three months ended June 30, 2019 was $30 million compared to net loss of $2 million for the same period in the prior year, an increase of $28 million, or 1,400%. The increase in net loss was primarily attributable to a $20 million increase in net loss at our operating business segment, a $2 million increase in our share of net loss at our development investment segment, and at the corporate level, a $10 million decrease in derivative gains recognized in 2018 due to foreign currency exchange rates and the termination of interest rate swaps, partially offset by increased general and administrative costs.
Consolidated net loss for the six months ended June 30, 2019 was $76 million compared to net loss of $15 million for the same period in the prior year, an increase of $61 million, or 407%. The increase in net loss was primarily attributable to a $44 million increase in net loss at our operating business segment, an $8 million increase in our share of net loss at our development investment segment, and at the corporate level a $12 million decrease in derivative gains recognized in 2018 due to foreign currency exchange rates and the termination of interest rate swaps, partially offset by general and administrative costs.
The financial results by segment discussed below include expenses from transactions among our business segments that are reflected as eliminations or reconciling items in our reconciliation of financial results by segment in Note 18, Segment Reporting.

Results of Operating Business Segment
The following table and discussion provide selected financial information of our operating business segment for the periods presented and is unaudited (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Total revenue	$138	$137	$1	1%	$271	$247	$24	10%
Total cost of revenue	124	101	23	23%	252	200	52	26%
Total other expense	9	11	(2)	(18)%	18	3	15	500%
Net income before income tax	5	25	(20)	(80)%	1	44	(43)	(98)%
Income tax provision	2	2	—	—%	4	3	1	33%
Net income (loss)	3	23	(20)	(87)%	(3)	41	(44)	(107)%
Net loss attributable to noncontrolling interest	(24)	(35)	11	(31)%	(39)	(184)	145	(79)%
Net income attributable to Pattern Energy	$27	$58	$(31)	(53)%	$36	$225	$(189)	(84)%
Total revenue
Total revenue for the three months ended June 30, 2019 was $138 million compared to $137 million for the three months ended June 30, 2018, an increase of $1 million, or approximately 1%. The increase was primarily attributable to:

•	$8 million from new projects acquired in 2018; and

•
$1 million from projects fully operational in both periods, mainly due to an increase in state production tax credits at our Broadview facility, a decrease in loss in unrealized gains on our energy derivative and less curtailment partially offset by decreased availability.

These increases in revenues were offset by an $8 million decrease in revenue due to the divestiture of El Arrayán in 2018.
Total revenue for the six months ended June 30, 2019 was $271 million compared to $247 million for the six months ended June 30, 2018, an increase of $24 million, or approximately 10%. The increase was primarily attributable to:

•	$26 million from new projects acquired in 2018; and

•	$13 million from projects fully operational in both periods, mainly due to less curtailment and a decrease in unrealized loss on our energy derivative, partially offset by unfavorable wind.

These increases in revenues were offset by a $16 million decrease in revenue due to the divestiture of El Arrayán in 2018.
Cost of revenue
Cost of revenue for the three months ended June 30, 2019 was $124 million compared to $101 million for the three months ended June 30, 2018, an increase of $23 million, or approximately 23%. The increase in cost of revenue is primarily attributable to increased costs at projects fully operational in both periods of $23 million primarily due to accelerated depreciation at our Gulf Wind facility resulting from the repowering of such project and increased costs at new projects of $6 million, partially offset by a decrease in costs of $6 million as a result of the divestiture of El Arrayán.
Cost of revenue for the six months ended June 30, 2019 was $252 million compared to $200 million for the six months ended June 30, 2018, an increase of $52 million, or approximately 26%. The increase in cost of revenue is primarily attributable to $48 million in increased costs at projects fully operational in both periods primarily due to accelerated depreciation at our Gulf Wind facility resulting from the repowering of such project and increased costs at new projects of $16 million, partially offset by a decrease in costs of $13 million as a result of the divestiture of El Arrayán.
Other expense
Other expense for the three months ended June 30, 2019 was $9 million compared to other expense of $11 million for the three months ended June 30, 2018, a decrease of $2 million, or approximately 18%. The change was primarily attributable to a decrease in interest expense as a result of extinguishments of debt and divestitures, partially offset by a decrease in equity earnings for our unconsolidated investments in Canada due to losses in derivatives and decreased earnings from K2.
Other expense for the six months ended June 30, 2019 was $18 million compared to other expense of $3 million for the six months ended June 30, 2018, an increase of $15 million, or approximately 500%. The change was primarily attributable to a $16 million decrease in earnings for our unconsolidated investments in Canada due to losses in derivatives and decreased earnings from K2.
Income tax provision
Tax provision for the three months ended June 30, 2019 was $2 million and remained flat compared to the same period in 2018.
Tax provision for the six months ended June 30, 2019 was $4 million compared to a tax provision of $3 million for the six months ended June 30, 2018, an increase of $1 million, or approximately 33%. The tax provision for the six months ended June 30, 2019 increased primarily due to additional tax provision related to our operations in Japan.
Noncontrolling interest
The net loss attributable to noncontrolling interest was $24 million for the three months ended June 30, 2019 compared to $35 million for the three months ended June 30, 2018. The decreased loss of $11 million was primarily attributable to decreased allocations of losses to tax equity members at our Broadview project.

The net loss attributable to noncontrolling interest was $39 million for the six months ended June 30, 2019 compared to $184 million for the six months ended June 30, 2018. The decreased loss of $145 million was primarily attributable to the one-time adjustment of $150 million in the first quarter of 2018 as a result of the Tax Act, as described in Note 14, Stockholders' Equity.

Development Investment Segment
As of June 30, 2019, we have funded approximately $190 million in aggregate and hold an approximate 29% ownership interest in Pattern Development. Our additional investments in Pattern Development facilitates additional long-term capital for Pattern Development to support the growth in the development pipeline thereby providing us with additional potential acquisition opportunities in the future, or the potential to share in returns for sales to third parties, through our 29% ownership interest in Pattern Development. To the extent we invest in Pattern Development, we will be initially exposed to capital requirements and development risk prior to having certainty that a project can move forward. As projects are successfully completed, we anticipate that our return on our capital investment will increase. However, there are risks in project development including, but not limited to, permitting challenges, failure to secure PPAs, failure to procure the requisite financing, equipment or interconnection, or an inability to satisfy the conditions to effectiveness of project agreements such as PPAs. For the three and six months ended June 30, 2019 and 2018, our loss in Pattern Development is as follows (in millions):

Loss in Pattern Development	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Pattern Development net loss	$(19)	$(34)	$(66)	$(53)
Our ownership portion of the net loss	(6)	(8)	(19)	(12)
Results of the Development Investment Segment
The following table and discussion provide selected financial information of our development investment segment for the periods presented and is unaudited (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2019 (1)	2018 (1)	$ Change	% Change	2019 (1)	2018 (1)	$ Change	% Change
Total revenue	$13	$—	$13	—%	$13	$—	$13	—%
Total cost of revenue	9	—	9	—%	9	—	9	—%
Development expense	5	4	1	25%	14	6	8	133%
Operating loss	(6)	(8)	2	(25)%	(20)	(12)	(8)	67%
Net loss	$(6)	$(8)	$2	(25)%	$(19)	$(12)	$(7)	58%

(1)	Amounts represent the Company's proportionate share in Pattern Development.
Our development investment segment has three sources of revenue: sale of energy-generating and transmission projects, services from management and administration, and electricity sales from completed projects before its eventual sale. Our proportionate share of revenue and cost of revenue in Pattern Development for the three and six months ended June 30, 2019, respectively, increased compared to the same period in 2018 due to the sale of a development project to a third-party. There were no electricity sales, and revenue from management and administration services was not material in both periods.
For the three months ended June 30, 2019, our proportionate share of development expense remained relatively flat compared to the same period in 2018. For the six months ended June 30, 2019, our proportionate share of development expense increased 133%, or $8 million, compared to the same period in 2018, primarily due to impairment expense and termination fees.
For the three months ended June 30, 2019, our proportionate share of operating loss decreased 25%, or $2 million, primarily due to sale of a development project to a third-party. For the six months ended June 30, 2019, our proportionate share of operating loss increased 67%, or $8 million, primarily due to an $8 million increase in development expense as discussed above and a $3 million increase in related party administrative expense, partially offset by the sale of a development project to a third-party as discussed above.

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
The principal indicators of our liquidity are our unrestricted and restricted cash balances and availability under our revolving credit facilities and project level facilities. Our available liquidity is as follows (in millions):

June 30, 2019
Unrestricted cash	$124
Restricted cash	12
Revolving credit facilities availability (1)	125
Project level facilities:
Post construction use	157
Construction use	197
Total available liquidity	$615

(1)	As of August 1, 2019, the amount available on our revolving credit facilities is $326 million.
During the third quarter of 2019, we entered into a $250 million non-amortizing bank loan with a three year maturity that incurs interest at LIBOR plus an applicable margin ranging from 117.5 to 142.5 basis points. We used the funds to repay amounts owed under the revolving credit facility and other general corporate purposes and subsequently paid for the acquisitions of Belle River and North Kent. As Henvey Inlet and Grady are nearing completion, we may raise additional capital to fund the potential acquisitions. We believe we will have sufficient liquid assets, cash flows from operations and borrowings available under our revolving credit facilities and construction facilities throughout 2019 to fund capital expenditures, including construction at Tsugaru, announced project acquisitions, capital calls from Pattern Development, debt service obligations and contingencies. With respect to the Gulf Wind repowering, we intend to raise additional non-recourse debt to fund the majority of construction costs. Our convertible notes will mature in July 2020 and will require a significant amount of capital and, as such, we have begun pursuing alternative financing arrangements to replace the maturing debt. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corresponding adverse effect on our borrowing capacity and we may be required to raise additional capital, including project level construction debt, corporate equity, debt or hybrid securities, or sell interests in our projects.
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

Recent financing transactions
In July 2019, we entered into a $250 million bank loan with a three year maturity. The non-amortizing bank loan will bear interest at LIBOR plus an applicable margin ranging from 117.5 to 142.5 basis points. We intend to use the bank loan to fund the acquisition of projects, repayments to the revolving credit facility and other general corporate purposes.
We have an equity distribution agreement (Equity Distribution Agreement). Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock from time to time, up to an aggregate sales price of $200 million. We intend to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the six months ended June 30, 2019, we did not sell any shares under the Equity Distribution Agreement. As of June 30, 2019, approximately $144 million in aggregate offering price remained available to be sold under the agreement.
Cash Flows
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities to evaluate our periodic cash flow results. Below is a summary of our cash flows for each period (in millions):

	Six months ended June 30,
	2019	2018
Net cash provided by operating activities	$75	$124
Net cash used in investing activities	(58)	(297)
Net cash (used in) provided by financing activities	(5)	182
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(2)
Add: Net decrease in cash classified within current assets and liabilities held for sale	—	(14)
Net change in cash, cash equivalents and restricted cash	$13	$(7)
Net cash provided by operating activities
Net cash provided by operating activities was $75 million for the six months ended June 30, 2019 as compared to $124 million in the prior year, a decrease of $49 million, or approximately 40%. The decrease in cash provided by operating activities was primarily due to a $14 million increase in income tax payments, a $16 million increase in other assets (non-current) due to the purchase of the ERP system and a $19 million decrease in distributions from unconsolidated investments.
Net cash used in investing activities
Net cash used in investing activities was $58 million for the six months ended June 30, 2019, which consisted of $63 million in construction costs primarily related to the Tsugaru project in Japan and additional investment of $7 million in Pattern Development, offset by $12 million in distributions from unconsolidated investments.
Net cash used in investing activities was $297 million for the six months ended June 30, 2018, which consisted of $158 million in cash paid, net of cash and restricted cash acquired, for the Japan Acquisition, $86 million primarily for construction costs related to projects acquired in the Japan Acquisition, and an additional investment of $57 million in Pattern Development.

Net cash (used in) provided by financing activities
Net cash used in financing activities for the six months ended June 30, 2019 was $5 million. Net cash provided by financing activities consisted primarily of the following:

•	$221 million in proceeds from other long-term debt and the Revolving Credit Facility; and

•	$5 million in contributions from noncontrolling interest.
Net cash provided by financing activities was offset by:

•	$102 million in repayments of debt and the Revolving Credit Facility;

•	$83 million of dividend payments;

•	$21 million in distributions to noncontrolling interests; and

•	a $21 million payment of contingent consideration.
Net cash provided by financing activities for the six months ended June 30, 2018 was $182 million. Net cash provided by financing activities consisted primarily of the following:

•	$127 million in proceeds related to the loans issued at Tsugaru Holdings and Tsugaru subsequent to the acquisition; and

•	$333 million in proceeds from other long-term debt and the Revolving Credit Facility.
Net cash provided by financing activities was partially offset by:

•	$132 million in repayments of the Revolving Credit Facility;

•	$82 million of dividend payments;

•	$35 million in repayments and termination of long-term debt;

•	$7 million in payments for deferred financing costs primarily associated with the issuance of debt associated with Tsugaru Holdings as described above; and

•	$21 million in distributions to noncontrolling interests.

Uses of Liquidity
Cash Dividends to Common Stockholders
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A common stock. On August 1, 2019, we declared an unchanged dividend of $0.4220 per share, or $1.688 per share on an annualized basis, to be paid on October 31, 2019 to holders of record on September 27, 2019. The following table sets forth the dividends declared on shares of Class A common stock for the periods indicated.

	Dividends Per Share	Declaration Date	Record Date	Payment Date
2019:
Third Quarter	$0.4220	August 1, 2019	September 27, 2019	October 31, 2019
Second Quarter	$0.4220	May 2, 2019	June 28, 2019	July 31, 2019
First Quarter	$0.4220	February 22, 2019	March 29, 2019	April 30, 2019
We expect to pay a quarterly dividend on our Class A common stock on or about the 30th day following each fiscal quarter to holders of record on the last day of such quarter.
Capital Expenditures and Investments
For the six months ended June 30, 2019, total cash used for capital expenditures was $63 million. We do not include capital expenditures at our projects held at our unconsolidated equity investments. Cash paid for capital to Pattern Development was $7 million.

In August 2019, we acquired Belle River and North Kent for an aggregate purchase price of approximately $44 million. See “Recent Developments.” We expect to incur approximately $179 million in the remainder of 2019 related to the construction of Tsugaru and repowering at our Gulf Wind project. We estimate as of June 30, 2019, remaining budget construction cost for Tsugaru and the repower at Gulf Wind are approximately $397 million. In addition, as of June 30, 2019 we estimate a remaining budget for other expansion capital expenditures of $4 million. See Sources of Liquidity above for discussion of funding sources for these capital expenditures.
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
Contractual Obligations
Material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, include the purchase and sale agreements entered into with Pattern Energy Group LP and the entry into the $250 million bank loan as described in "Recent Developments" above.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Credit Agreements for Unconsolidated Investments
Below is a summary of our proportion of debt in unconsolidated investments, as of June 30, 2019 (in millions):

	Total Debt	Percentage of Ownership	Our Portion of Unconsolidated Debt
Armow	$361	50%	$181
South Kent	433	50%	217
Grand	247	45%	111
Pattern Development	288	29%	84
Unconsolidated investments - debt	$1,329		$593

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

Commodity Price Risk
We manage our commodity price risk for electricity sales primarily through the use of fixed price long-term power purchase agreements with creditworthy counterparties. Our financial results reflect approximately 189,152 MWh of electricity sales during the six months ended June 30, 2019 that were subject to spot market pricing. A hypothetical increase or decrease of 10% or $2.16 per MWh in the merchant market prices would have increased or decreased revenue by less than $1 million for the six months ended June 30, 2019.
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
Interest Rate Risk
As of June 30, 2019, our long-term debt includes both fixed and variable rate debt. As long-term debt is not carried at fair value on the consolidated balance sheets, changes in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments prior to their maturity. The fair market value of our outstanding convertible senior notes, or "debentures," is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our Class A common stock increases and decrease as the market price of our Class A common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent that changes in the fair value of the debentures or value of Class A common stock permit the holders of the debentures to convert into shares. As of June 30, 2019, the estimated fair value of our debt was $2.5 billion and the carrying value of our debt was $2.4 billion. The fair value of variable interest rate long-term debt is approximated by its carrying cost. A hypothetical increase or decrease in market interest rates by 1% would have resulted in a $48 million decrease or $51 million increase in the fair value of our fixed rate debt.
We are exposed to fluctuations in interest rate risk as a result of our variable rate debt and outstanding amounts due under our revolving credit facilities. As of June 30, 2019, $294 million was outstanding under the revolving credit facilities. A hypothetical increase or decrease in interest rates by 1% would have a $3 million impact to interest expense for the six months ended June 30, 2019.
We may use a variety of derivative instruments, with respect to our variable rate debt, to manage our exposure to fluctuations in interest rates, including interest rate swaps. As a result, our interest rate risk is limited to the unhedged portion of the variable rate debt. As of June 30, 2019, the unhedged portion of our variable rate debt was $335 million. A hypothetical increase or decrease in interest rates by 1% would have a $3 million impact to interest expense for the six months ended June 30, 2019.
Foreign Currency Exchange Rate Risk
Our power projects are located in the United States, Canada, and Japan. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. When the U.S. dollar strengthens against foreign currencies, the relative value in revenue earned in the respective foreign currency decreases. When the U.S. dollar weakens against foreign currencies, the relative value in revenue earned in the respective foreign currency increases. A majority of our power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar and Japanese Yen. For the six months ended June 30, 2019, our financial results included C$19 million and ¥263 million of net income from our Canadian and Japanese operations, respectively. A hypothetical 10% weakening or strengthening of U.S. dollar would have increased or decreased net earnings of our Canadian and Japanese operations by $2 million for the six months ended June 30, 2019.
We have established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in our cash flow, which may have an adverse impact to our short-term liquidity or financial condition.

As of June 30, 2019, a 10% devaluation in the Canadian dollar and Japanese Yen to the United States dollar would result in our consolidated balance sheets being negatively impacted by a $126 million cumulative translation adjustment in accumulated other comprehensive loss.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchase of Equity Securities
The table below provides information with respect to repurchases of our Class A common stock during the second quarter ended June 30, 2019. All shares were tendered to us in satisfaction of tax withholding obligations upon the vesting of certain director restricted stock grants under our 2013 Equity Incentive Award Plan. We currently do not have a stock repurchase plan in place.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2019 through April 30, 2019	—	$—
May 1, 2019 through May 31, 2019	—	$—
June 1, 2019 through June 30, 2019	1,486	$22.99

ITEM 5. OTHER INFORMATION
On June 28, 2019, Kevin J. Deters resigned as Vice President, Engineering and Construction.

ITEM 6. EXHIBITS

Exhibit No.	Description

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

10.3
Amendment No. 1 to Second Amended and Restated Credit and Guaranty Agreement dated March 5, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2018)

10.4
Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement dated July 31, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 6, 2019)

10.5
Purchase and Sale Agreement by and among Pattern Energy Group Inc., Vertuous Energy Trust and Pattern Energy Group LP, dated as of August 2, 2019 (Belle River) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 6, 2019)

10.6
Purchase and Sale Agreement by and among Pattern Energy Group Inc. and Pattern Energy Group LP, dated as of August 2, 2019 (North Kent) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 6, 2019)

10.7
Amended and Restated Limited Partnership Agreement among Pattern Canada Finance Company ULC, Vertuous Energy Trust and Pattern Belle River GP Holdings Inc. dated as of August 2, 2019 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 6, 2019)

10.9
Unanimous Shareholders Agreement among Pattern Canada Finance Company ULC, Vertuous Energy Trust and Pattern Belle River GP Holdings Inc. dated as of August 2, 2019 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 6, 2019)

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

Pattern Energy Group Inc.

Dated:	August 6, 2019	By:	/s/ Esben W. Pedersen
Esben W. Pedersen
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)