Form 10-K
period 2019-12-31
Pattern Energy Group Inc.
filed 2020-03-02
CIK 1561660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019.
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36087

PATTERN ENERGY GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	90-0893251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1088 Sansome Street, San Francisco, CA 94111
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (415) 283-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	PEGI	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐   No  ☒
The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the registrant based upon the last trading price of the registrant’s Class A common stock as reported on the Nasdaq Global Select Market on June 28, 2019 was approximately $2.0 billion. This excludes 10,821,578 shares of Class A common stock held by directors, officers, and Public Sector Pension Investment Board. Exclusion of shares does not reflect a determination that persons are affiliates for any other purpose.
The registrant’s Class A common stock is listed on the Nasdaq Global Select Market and on the Toronto Stock Exchange under the symbol "PEGI."
On February 26, 2020, the registrant had 98,218,625 shares of Class A common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) in this Form 10-K will be either incorporated by reference from the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders or provided by amendment to this Form 10-K filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

(1)
risks related to the consummation of the merger, including the risks that (a) the merger may not be consummated within the anticipated time period, or at all, (b) the parties may fail to obtain shareholder approval of the Merger Agreement and (c) other conditions to the consummation of the merger under the Merger Agreement may not be satisfied. A special meeting of our stockholders has been scheduled for March 10, 2020 to consider the merger with Parent. A shareholder advisory firm has recommended that shareholders vote against the merger with Parent and certain stockholders have publicly expressed opposition to the proposed transaction. Our board of directors continues to reiterate its recommendation that stockholders vote “for” the merger with Parent. No assurances can be given that our stockholders will vote to approve the merger with Parent;

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

(4)	the effect of limitations that the Merger Agreement places on our ability to operate our business or engage in alternative transactions;

(5)	the nature, cost and outcome of pending and future litigation and other legal proceedings, including proceedings related to the merger instituted against us and others;

(6)	the risk that the merger and related transactions may involve unexpected costs, liabilities or delays; and

(7)	other economic, business, competitive, legal, regulatory, and/or tax factors.

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

•	“El Arrayán” refers to Parque Eólico El Arrayán SpA, a wind farm located in Ovalle, Chile (we disposed of our interests in El Arrayán on August 20, 2018);

•	“ERCOT” refers to the Electric Reliability Council of Texas;

•	“FERC” refers to the U.S. Federal Energy Regulatory Commission;

•	“FIT” refers to feed-in-tariff regime;

•	“FPA” refers to the Federal Power Act;

•	“Futtsu” refers to GK Green Power Futtsu, a solar project located in Chiba Prefecture, Japan;

•	“GPG” refers to Green Power Generation GK which consists primarily of 100% ownership in Ohorayama, Otsuki and Kanagi, and a consolidated controlling interest in Futtsu;

•	“GPI” refers to Green Power Investment Corporation;

•	“Grady” refers to Grady Wind Energy Center LLC, a wind project located in Curry County, New Mexico;

•	“Grand” refers to Grand Renewable Wind LP, a wind project located in Haldimand County, Ontario, Canada;

•	“Gulf Wind” refers to Pattern Gulf Wind LLC, a wind project located in Kenedy County, Texas;

•	“Hatchet Ridge” refers to Hatchet Ridge Wind, LLC, a wind project located in Shasta County, California;

•	“Henvey Inlet” refers to Henvey Inlet Wind LP, a wind project located in Henvey Inlet First Nation Reserve No. 2 Lands, Ontario, Canada;

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

•
“Pattern Canada Operations Holdings ULC” consists primarily of 100% ownership of St. Joseph, a consolidated controlling interest in Henvey Inlet, Meikle and MSM, and a noncontrolling interest in Armow, Belle River, Grand, K2 (which we disposed of on December 31, 2018), North Kent, and South Kent, each of which are accounted for as unconsolidated investments;

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

•	“Pattern Energy Group LP” refers to Pattern Energy Group One LP, a Delaware limited partnership, and, where the context so requires, its subsidiaries;

•
“Pattern US Operations Holdings LLC” consists primarily of 100% ownership interest of Gulf Wind, Hatchet Ridge, Lost Creek, Ocotillo, Santa Isabel and Spring Valley, and a consolidated controlling interest in Amazon Wind, Broadview, Grady, Logan's Gap, Panhandle 1, Panhandle 2, Post Rock, Stillwater and Western Interconnect;

•	“Post Rock” refers to Post Rock Wind Power Project, LLC, a wind project located in Ellsworth and Lincoln counties, Kansas;

•	“PPAs” refer to power purchase agreements;

•	“Preferred Shares” refer to Series A Perpetual Preferred Stock issued in October 2019;

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
Through our operating business segment, we hold ownership interests in 28 renewable energy projects with an operating capacity that totals approximately 4.4 gigawatts (GW) which are located in the United States, Canada and Japan. Our projects use proven, best-in-class technology and have contracted to sell all or a majority of their output pursuant to long-term, fixed-price PSAs. Approximately 88% of the electricity expected to be generated by our projects in which we have an owned interest will be sold under PSAs that have a weighted average remaining contract life of approximately 13 years as of December 31, 2019.

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
Proposed Merger

On November 3, 2019, we entered into an Agreement and Plan of Merger (Merger Agreement) with Pacific US Inc. (Parent), a Delaware corporation which is an indirect wholly-owned subsidiary of Canada Pension Plan Investment Board (CPP Investments), and with Pacific BidCo US Inc. (BidCo), a Delaware corporation and a wholly-owned subsidiary of Parent, pursuant to which Parent has agreed to acquire us for $26.75 per share in an all-cash transaction. The transaction is expected to close shortly following receipt of shareholder approval. A shareholders’ meeting has been scheduled for March 10, 2020. CPP Investment Board Private Holdings (4) Inc. has provided to us a limited guarantee of certain obligations of Parent under the Merger Agreement.
We have filed a definitive proxy statement with the Securities and Exchange Commission and Canadian securities regulatory authorities on February 4, 2020 which contains additional information related to the Merger Agreement and the proposed merger.
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
< 1% Units (Capital)
100% Units (Profits Interest)
(1)
70% Units (Capital)
29% Units (Capital)
Pattern Canada Operations Holding ULC
Pattern US Operations Holdings LLC
Pattern Energy Group Holdings 2 LP
Pattern Canada Finance Company LLC
Borrowers under our revolving credit facility
Pattern US Finance Company LLC
Pattern Development
Project Entities
Project Entities
LEGEND
Corporate
Holding Company
Project Entities

(1) These funds and certain of these employees hold indirect interests

Our Operating Business Segment
Overview
We hold interests in 28 renewable energy projects and operate, on behalf of ourselves and others, an aggregate renewable energy portfolio of approximately 4.4 GW in the United States, Canada and Japan. Each of such projects use best-in-class equipment from top-tier suppliers and has contracted to sell all or a majority of its output pursuant to long-term, fixed-price PSAs. As a portfolio, as of December 31, 2019, our assets are characterized by:

•	an approximate 13 year weighted average remaining contract life under our PSAs;

•	88% of electricity to be generated by our projects will be sold under PSAs;

•	an ‘A+’ weighted average off-taker credit rating; and

•	4.4-year average age of fleet, primarily using GE and Siemens turbines.
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

•	safety, environmental and community programs that support the project.
The following table provides an overview of our renewable energy projects in which we have an owned interest:

Operating Project(1)	Location	Commencement of Commercial Operations	Rated Capacity in MW(2)	Our Owned Capacity(3)	Type	Contracted Volume(4)	Counterparty	Counterparty Credit Rating(5)	Contract Expiration
Pattern US Operations Holdings LLC
Amazon Wind (7)	Indiana	2015	150	116	PPA	100%	Amazon.com, Inc.	AA-/A3	2028
Broadview(7)	New Mexico	2017	324	272	PPA	100%	Southern California Edison	BBB/Baa2	2037
Futtsu Solar	Japan	2016	29	29	PPA	100%	TEPCO Energy Partner	BB+/Ba1	2036
Grady	New Mexico	2019	220	101	PPA	100%	Sacramento Municipal Utility District	Unrated	2044
Gulf Wind (7)(8)	Texas	2009	283	283	Market	—%	N/A(8)	N/A(8)	2019
Hatchet Ridge	California	2010	101	101	PPA	100%	Pacific Gas & Electric	D/NA	2025
Kanagi Solar	Japan	2016	10	10	PPA	100%	Chugoku Electric Power Company	NR/A3	2036
Logan's Gap (7)	Texas	2015	200	164	PPA	58%	Wal-Mart Stores, Inc.	AA/Aa2	2025
Logan's Gap (7)					Hedge	17%	Merrill Lynch Commodities, Inc.	A-/A3	2028
Lost Creek (7)	Missouri	2010	150	150	PPA	100%	Associated Electric Cooperative, Inc.	AA/A1	2030
Ocotillo	California	2012	265	265	PPA	100%	San Diego Gas & Electric	BBB+/Baa1	2033
Ohorayama	Japan	2018	33	33	PPA	100%	Shikoku Electric Power Company	A-/NA	2038
Otsuki	Japan	2006	12	12	PPA	100%	Shikoku Electric Power Company	A-/NA	2026
Panhandle 1	Texas	2014	218	172	Hedge	80%	Citigroup Energy Inc.	BBB+/A3	2027
Panhandle 2	Texas	2014	182	75	Hedge	80%	Morgan Stanley	BBB+/A3	2027
Post Rock (7)	Kansas	2012	201	120	PPA	100%	Westar Energy, Inc.	A-/Baa1	2032
Santa Isabel	Puerto Rico	2012	101	101	PPA	100%	Puerto Rico Electric Power Authority	NR/Ca	2032
Spring Valley	Nevada	2012	152	152	PPA	100%	NV Energy	A/Baa2	2032
Stillwater	Montana	2018	80	35	PPA	100%	Northwestern	BBB/Baa2	2043
Tsugaru	Japan	2020	122	122	PPA	100%	Tohoku Electric Power Company	Unrated	2040

Operating Project(1)	Location	Commencement of Commercial Operations	Rated Capacity in MW(2)	Our Owned Capacity(3)	Type	Contracted Volume(4)	Counterparty	Counterparty Credit Rating(5)	Contract Expiration
Pattern Canada Operations Holdings ULC
Armow	Ontario	2015	180	90	PPA	100%	Independent Electricity System Operator(6)	NA/Aa3	2035
Belle River	Ontario	2017	100	22	PPA	100%	Independent Electricity System Operator(6)	NA/Aa3	2036
Grand	Ontario	2014	149	67	PPA	100%	Independent Electricity System Operator(6)	NA/Aa3	2034
Henvey Inlet	Ontario	2019	300	150	PPA	100%	Independent Electricity System Operator(6)	NA/Aa3	2039
Meikle	British Columbia	2017	179	91	PPA	100%	BC Hydro	NA/Aaa	2042
Mont Sainte-Marguerite	Quebec	2018	143	73	PPA	100%	Hydro-Quebec	NA/Aa2	2043
North Kent	Ontario	2018	100	35	PPA	100%	Independent Electricity System Operator(6)	NA/Aa3	2036
South Kent	Ontario	2014	270	135	PPA	100%	Independent Electricity System Operator(6)	NA/Aa3	2034
St. Joseph	Manitoba	2011	138	138	PPA	100%	Manitoba Hydro	A+/Aa2	2039
			4,392	3,114

(1)	Represent wind projects unless otherwise noted.

(2)
Rated capacity represents the maximum electricity generating capacity of a project in MW. As a result of weather and other conditions, a project will not operate at its rated capacity at all times and the amount of electricity generated may be less than its rated capacity. The amount of electricity generated may vary based on a variety of factors.

(3)	Owned capacity represents the maximum, or rated, electricity generating capacity of the project in MW multiplied by our percentage ownership interest in the distributable cash flow of the project.

(4)	Represents the approximate percentage of a project’s total estimated average annual MWh of electricity generation contracted under power purchase agreements or hedge arrangements.

(5)	Reflects the counterparty’s or counterparty guarantor's corporate credit ratings issued by either Standard and Poor's (S&P) or Moody’s, or both S&P and Moody's, as of December 31, 2019.

(6)	Independent Electricity System Operator (IESO) acts as the settlement agent under the respective PPA.

(7)	Projects that are maintained through self-performance of maintenance and service activities.

(8)
In 2018, the Company committed to a plan to repower its Gulf Wind facility, which is expected to be completed in mid-2020. In December 2019, the Gulf Wind facility entered into a 20-year PPA with Austin Energy for the sale of 63% of the electricity generation upon completion of such repowering.

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
Our Interest in Pattern Development
Overview
As of December 31, 2019, we own an approximate 29% interest in Pattern Development, a leading developer of renewable energy projects focusing on wind, solar, storage, and transmission with core markets in the U.S., Canada, Japan and Mexico. As discussed below, we have sought to align Pattern Development with our interests to provide us access to a pipeline of projects we have an opportunity to acquire and the benefits of potential higher returns in the upstream business of project development.
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
Pattern Development has established and seeks to maintain relationships with financial institutions to help provide sources of capital.
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

•
Our investment in Pattern Development. We have the right, but not the obligation, to make capital commitments of up to $300 million to Pattern Development as a part of an approximately $1 billion of capital commitments which Pattern Development has secured from long-term focused investors. Through February 28, 2020, we have invested a total of $190 million into Pattern Development, representing an approximate 29% ownership interest.

However, as a part of our arrangements with Pattern Development, while we have the right to participate in all future capital calls by Pattern Development, we are not obligated to participate, and while our interest in Pattern Development would be diluted on a proportional basis if we chose not to participate in a capital call, (except as set forth in the following paragraph) other negative consequences (such as application of a punitive discount to our investment) would not apply.
In 2019, in order to better manage its working capital, Pattern Development entered into a subscription facility with a lender. Such facility is supported by a guarantee and pledge of the uncalled capital commitments of certain Pattern Development investors in the Riverstone investment vehicles (RS Investors). We, however, were not required to provide a guarantee, pledge, or other credit support for the subscription facility.
In the event a default or other specified event occurred under the Pattern Development subscription facility, the lender has the right to call upon these uncalled capital commitments of the RS Investors and use proceeds to repay outstanding obligations under the subscription facility. Under this scenario, the lender would issue a capital call to the RS Investors but not to us. However, if this occurred and the other RS Investors funded such capital call, our interests in Pattern Development would be diluted. To mitigate the possibility of such dilution, certain loan procedures were put in place which included:

•	Pattern Development is required to seek our consent before Pattern Development is permitted to request borrowings and letter of credit issuances under its subscription facility (Facility Draws);

•	If we do not consent to a Facility Draw, Pattern Development would not be able to use its subscription facility; and

•
If, however, we provide consent to a Facility Draw and Pattern Development makes such Facility Draw, such consent also essentially acts as a commitment from us to fund our pro rata share of the Facility Draw if ever called upon, and if we fail to fund such capital call (after having consented to such Facility Draw), we would be subject to a 3:1 penalty dilution.

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
Identified ROFO Projects
Below is a summary of the Identified ROFO Projects that we may acquire from Pattern Development in connection with our Project Purchase Rights.

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development Owned (4)
Pattern Development
Sumita	Late stage development	Japan	2020	2022	PPA	100	55
Ishikari	Late stage development	Japan	2020	2023	PPA	112	112
Tohoku Project(s)	Mid-stage development	Japan	2021/2022	2024/2025	PPA	453	319
Corona Wind Project(s)	Late stage development	New Mexico	2020	2021	PPA	400	340
						1,065	826

(1)	Represents year of actual or anticipated commencement of construction.

(2)	Represents year of actual or anticipated commencement of commercial operations.

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
Japan
Meikle
St. Joseph
Stillwater
Henvey Inlet
Mont Sainte-
Marguerite
Armow
K2
Grand Renewable
Belle River
North Kent
South Kent
Amazon Wind
Farm (Fowler)
Hatchet Ridge
Spring Valley
Lost Creek
Post Rock
Grady
Broadview 1 & 2
Panhandle 1&2
Corana Wind
Ocotillo
Logan's Gap
Gulf Wind
Santa Isabel
Ishikari
Tsugaru
Sumita
Futtsu Solar
Kanagi
Solar
Otsuki
Ohorayama
Pattern Energy Projects
Identified ROFO Projects
Pattern Energy Operated

Our Business Strategy
To achieve our financial objectives while adhering to our core values, we intend to execute the following business strategies:
Deliver Top-Tier Operating Fleet Performance
We intend to efficiently and safely operate our projects to meet projected revenue and cash available for distribution. We expect to maximize the long-term value of our projects by focusing on value-oriented project availability (by ensuring our projects are operational when the wind is strong and PSA prices are at their highest) and by regularly scheduled and preventative maintenance. We believe that good operating performance begins with a long-term maintenance program for our equipment. We also seek to improve performance and lower operating costs by working closely with our equipment vendors and considering contracting with third parties for maintenance, when appropriate. We believe it is important to employ our own personnel in aspects of our business that we deem critical to the value of our projects. We have achieved a historical operating performance track record of more than 96% turbine availability.
Maintain Growth Through Acquisitions and Development
Our strategy for growth is focused on our core markets of the U.S., Canada and Japan. We intend to grow primarily through the acquisition of operational and construction-ready power projects from Pattern Development. While we intend to prioritize high-quality assets developed by Pattern Development for acquisition, from time-to-time we will consider acquisitions from third parties if they meet our return thresholds and complement our existing portfolio. We believe, however, our ability to have insight into the fundamentals of projects developed by Pattern Development, together with our alignment due to our ownership interest in Pattern Development, would generally make their projects more attractive and less risky to pursue. We expect that projects we may acquire in the future will represent a logical extension of our existing business, and that incremental assumptions of risk in what we pursue will require commensurate expectations of higher returns. As a result, our near-term growth strategy will remain focused on largely contracted cash flows with creditworthy counterparties and operating or in-construction projects.
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

•
Efficiency. We seek to improve our margins through the expansion of our self-perform maintenance initiative as service agreements expire at projects, applying technological advances which emerge to deliver incremental efficiencies for turbines or projects such as blade modifications or upgrading software, each at a cost that delivers positive returns over the length of the project.

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

Work Closely with Our Stakeholders
We believe that close working relationships with our various stakeholders, including suppliers, PSA counterparties, regulators, the local communities where we are located, environmental organizations, as well as with Pattern Development and other developers, allow us to better support our existing projects and will help us access future renewable energy project opportunities.
Industry
Wind and solar energy are the two fastest growing sources of electricity generation in North America and globally over the past decade, and projections by the International Energy Agency indicate renewable energy will continue to grow at a faster rate than fossil fuels over the next two decades. Corporations signed contracts to purchase 44% more renewable energy globally in 2019 compared to 2018, bringing the record total to approximately 20 GW of renewable energy PPAs. Membership in the RE100, which is a global initiative with more than 200 companies making a commitment to go '100% renewable' by an average target date of 2028, grew by over a third during 2019.
Falling technology costs and strong public support for renewable energy contributes to the trend of increasing demand from corporate purchasers and favorable government policy. The 13th annual report by Lazard on the levelized cost of energy for electricity generating technologies shows a continued decline in the cost of utility-scale wind and solar energy, with unsubsidized costs at or below the marginal costs of conventional generation under certain circumstances. Given increased demand, falling costs, and the inherent stability of the cost of renewable energy sources, we believe that our markets present substantial growth opportunities. We require a relatively small share of a large market to meet our growth objectives, and we believe we can achieve growth through the acquisition of operational and construction-ready projects from Pattern Development and other third parties.
Our Markets
The United States of America
The United States remains a strong growth market for renewable energy and a target for clean energy investment, attracting nearly a fifth of the global total over the 2004-2018 time frame. In 2018, with approximately $64 billion in total clean energy investment, the U.S. only trailed China. The percent of electricity generation from wind energy in the U.S. grew to approximately 7% at the end of 2018, up from 6% in 2017, and electricity generation from photovoltaic (PV) solar was approximately 2%. Electricity generation from coal fell to 27% in 2018, down from 44% in 2009, while the share of natural gas generation grew to 35% from 24% during the same period.
Government Incentives and Tax Credits
Renewable energy sources in the U.S. have benefited from various federal and state governmental incentives, such as PTCs and ITCs. Under the Consolidated Appropriations Act, federal PTCs and ITCs for wind energy were extended with a five-year phase down for wind projects commencing construction after December 31, 2014 and before December 31, 2019. In the final month of 2019, the PTCs for onshore wind projects were extended through the end of 2020. Notwithstanding the benefits of the tax incentives, the continued reduction in levelized cost of energy provides an environment in which renewables are expected to be highly competitive relative to conventional generation resources. We expect to become less impacted by and less dependent on these forms of government support.
Bloomberg New Energy Finance finds onshore wind to have the lowest levelized cost of electricity range in the U.S. with PV solar not far behind and projected to overtake onshore wind as the lowest-cost electricity fuel source in the next several years. The falling costs of wind and solar technology have contributed to accelerating demand from corporate purchasers. In 2019, corporations in the U.S. signed PPAs totaling approximately 14 GW of renewable energy, more than all global activity in the previous year.
State RPSs also continue to drive demand for utility-scale renewable energy. Roughly a 50% increase in renewable energy generation is needed by 2030 to meet state RPS demand, averaging approximately 5 GW of additions per year. More than half of all RPS states have raised their overall RPS targets or carve-outs since initial RPS adoption. Since the start of 2018, 10 states increased their RPS targets, while New York established an offshore wind procurement target.
Japan
The Japanese market is one of the world’s largest electricity markets, with the country ranking fourth in the world in 2018 for clean energy transactions and for new installed renewable capacity. Out of a total 290 GW capacity installed at the end of 2018, generating 1,090,074 GWh, onshore wind and utility-scale PV solar accounted for approximately 16% of installed capacity and only approximately 8% of energy generation, representing a large opportunity for continued deployment of wind and solar. The Japanese government has placed a greater emphasis on the development of renewable resources following the nuclear meltdown at the Fukushima Daiichi plant in 2011.

The Japanese government set a target in 2015 to have 22% to 24% of its generation come from renewable energy by 2030. In 2018, the Japanese government released its Fifth Strategic Energy Plan that unites the 2030 energy targets and a 2050 energy scenario aimed at decarbonization. The plan designates renewable energy as a core foundation of the energy generation mix for meeting the carbon reduction scenarios of 2050. The FIT program originally established in 2012 that offered fixed-term, fixed-price contracts for up to 20 years to renewable power projects remains in place. While the predetermined fixed-price for large solar projects has been replaced with a reverse auction system, the tariff price for onshore wind power remains predetermined at JPY19 per kWh for FY2019 but will reduce by a further JPY1 per kWh in FY2020 (ending March 2021), after which it is expected to also be replaced with a reverse auction system.
In November 2018, the Japanese government passed a new law allowing offshore wind projects to be developed in the open sea outside of port areas and associated rules and regulations along with development zone designations. Like solar, the tariff price will be determined through a reverse auction mechanism. Previously awarded offshore projects in port areas will continue to be eligible for the fixed rate of JPY36 per kWh. As such, there remains a strong incentive for continued investment in the Japanese renewables market, particularly for onshore projects and now additionally with offshore projects due to the passage of the new open sea offshore wind law.
Canada and Other
Canadian clean energy policy is executed mostly at the provincial level. Ontario remains Canada’s leading market for wind energy with 5,076 MW of installed wind energy generating capacity as of December 2018, accounting for nearly 40% of the country’s total installed capacity. We are the largest operator of installed wind capacity in the country with 1,529 MW in operational contracts, and have capitalized on these operating assets through refinancing opportunities that bolster strong existing contracted revenue streams. Potential growth opportunities exist through Saskatchewan's 30% wind generation target for 2020, which would add approximately 2 GW of new wind capacity, and competitive pricing and strong public support of wind energy in Alberta.
Pattern Development continues to develop and construct renewable energy projects in Mexico. In the event of third-party sales, we may realize benefits due to our ownership interest in Pattern Development.

Environmental, Social and Governance
We are committed to protecting our workforce and the public, to respecting the communities and cultures where we develop and operate projects, and to minimizing our environmental impacts. We have three value statements to emphasize these commitments and each one has an underlying management system - the Safety Management System, the Community Management System, and the Environmental Management System - that provides a programmatic foundation to meeting these commitments. Our management systems are linked on our sustainability website located at www.patternenergy.com/invest/sustainability. In 2019, we released our 2018 Pattern Energy Sustainability Report which is located at www.patternenergy.com/invest/esg-report that details more of our environmental, social and governance values and achievements.

Other Key Relationships
Pattern Energy Group LP
Pattern Energy Group LP is a legacy entity that was involved in the original formation of our company. It was also the sponsor entity at the time of our initial public offering and, until 2018, owned an equity interest in our company. Together with us and Pattern Development, Pattern Energy Group LP is a party to the MSA. See “- Our Interest in Pattern Development - Alignment of Interest between Us and Pattern Development - Shared Services Arrangements” above. Pattern Energy Group LP has notified us of its intention to wind down operations in an orderly manner.

PSP Investments
In June 2017, we entered into a strategic joint venture agreement with PSP Investments. The joint venture agreement provides that PSP Investments has the right to co-invest alongside us, up to an aggregate amount of approximately $500 million, in energy projects we may acquire from the Pattern Development Companies, cooperate with us to complete third-party acquisitions (including possibly arranging for or providing bridge loans and construction financing), and we may add a person that has been designated by PSP Investments to our board of directors. This relationship provides us the ability to increase our portfolio with limited capital investment. Together with PSP Investments, we acquired each of Belle River, Meikle and MSM from Pattern Energy Group LP and Grady and Stillwater from Pattern Development. In addition, in 2017, we sold a portion of our interest in the Panhandle 2 wind project to PSP Investments. PSP Investments is also an indirect investor in Pattern Development. PSP Investments does not hold voting rights in Pattern Development. Additionally, as of February 26, 2020, PSP Investments holds approximately 9.5% of our outstanding Class A common stock.

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

Customers
We sell our electricity and RECs primarily to local utilities under long-term, fixed-price PPAs or, in limited instances, local liquid ISO markets. For the year ended December 31, 2019, customers representing over 10% of our total revenue were San Diego Gas & Electric and Southern California Edison Company with 11% and 11%, respectively.

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

Employees
As of December 31, 2019, we had approximately 228 full-time employees. None of our employees are represented by a labor union or covered by any collective bargaining agreement.

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
Risks Related to the Agreement and Plan of Merger We Have Entered Into
The announcement and pendency of our agreement to be acquired could have an adverse effect on our business.
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
Completion of the merger with Parent is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our stockholders. A special meeting of our stockholders has been scheduled for March 10, 2020 to consider the merger with Parent. A shareholder advisory firm has recommended that shareholders vote against the merger with Parent and certain stockholders have publicly expressed opposition to the proposed transaction. Our board of directors continues to reiterate its recommendation that stockholders vote “for” the merger with Parent. No assurances can be given that our stockholders will vote to approve the merger with Parent.
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
We have become the target of securities class action lawsuits, and may become the target of derivative lawsuits, that could result in substantial costs and may delay or prevent the Merger Agreement from being consummated.
Several complaints related to the merger contemplated by the Merger Agreement have been filed to date. The complaints are captioned: Stephen Donnell v. Pattern Energy Group Inc. et al., Case No. 1:19-cv-11680, which was filed by a purported shareholder in the United States District Court for the Southern District of New York on December 20, 2019; Richard Baum v. Pattern Energy Group Inc. et al., Case No. 1:19-cv-02360-UNA, which was filed on behalf of a putative class of our public shareholders in the United States District Court for the District of Delaware on December 27, 2019; Phillip Krieger v. Pattern Energy Group Inc. et al., Case No. 3:19-cv-08437, which was filed on behalf of a putative class of our public shareholders in the United States District Court for the Northern District of California on December 27, 2019; John Thompson v. Pattern Energy Group Inc. et al., Case No. 1:19-cv-02369-UNA, which was filed on behalf of a putative class of our public shareholders in the United States District Court for the District of Delaware on December 30, 2019; David Frieman v. Pattern Energy Group Inc. et al., Case No. 1:20-cv-00171, which was filed by a purported shareholder in the United States District Court for the Southern District of New York on January 8, 2020; Phil Burge v. Pattern Energy Group Inc. et al., Case No. 1:20-cv-00213, which was filed by a purported shareholder in the United States District Court for the Eastern District of New York on January 10, 2020; Bushansky v. Pattern Energy Group Inc. et al., Case No. 3:20-cv-00401, which was filed by a purported shareholder in the United States District Court for the Northern District of California on January 21, 2020; Wilhelmson v. Pattern Energy Group Inc. et al., Case No. 3:20-cv-00797, which was filed by a purported shareholder in the United States District Court for the Northern District of California on February 3, 2020; and The Arbitrage Fund et al. v. Pattern Energy Group Inc. et al., Case No. 1:20-cv-00275, which was filed on behalf of a putative class of our public shareholders in the United States District Court for the District of Delaware on February 25, 2020. Defending against these claims can result in substantial costs and divert management time and resources, even if the lawsuits are without merit as we believe. An adverse judgment could result in monetary damages, which could have a negative impact on our business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger Agreement, the injunction may delay or prevent the merger from being completed, which may adversely affect our business, results of operations and financial condition. See also Item 3 “Legal Proceedings.” No assurances can be given that additional similar lawsuits or derivative lawsuits will not be filed which may make similar or additional claims, such as breach of fiduciary duties by our officers and/or directors, which would subject us to similar risks.
Risks Related to the Business Segments in which We Operate
Electricity generated from wind and solar energy depends heavily on suitable wind and solar conditions, respectively. If such conditions are unfavorable or below our expectations, our projects’ electricity generation and the revenue generated from our projects may be substantially below our expectations.
The revenue generated by our projects is principally dependent on the number of MWh generated in a given time period. The quantity of electricity generation from renewable energy projects depends heavily on environmental conditions, which are variable. Variability in wind and solar conditions can cause our project revenues to vary significantly from period to period. We base our decisions about which projects to acquire as well as our electricity generation estimates, in part, on the findings of long-term wind, solar and other meteorological studies conducted on the project site and its region. For wind projects, such studies, measure the wind’s speed, prevailing direction and seasonal variations, and projections of wind resources rely upon assumptions about turbine placement, wind turbine power curves, and interference between turbines. Similarly for solar projects, such studies measure solar irradiation and seasonal variations, and projections of solar resources rely upon assumptions about panel placement, solar array incidence, and shading. Effects of vegetation, land use and terrain, which involve uncertainty and require us to exercise considerable judgment, also may have significant effects on electricity generated by a project. We may make incorrect assumptions in conducting these wind, solar and other meteorological studies. Any of these factors could cause our projects to generate less electricity than we expect and reduce our revenue from electricity sales, which could have a material adverse effect on our business prospects, financial condition and results of operations.
Even if an operating project’s historical wind and solar resources are consistent with our long-term estimates, the unpredictable nature of meteorological conditions can result in daily, monthly and yearly material deviations from the average amount of such renewable resource we may anticipate during a particular period. If such resources at a project are materially below the average levels we expect for a particular period, our revenue from electricity sales from the project could correspondingly be less than expected. A diversified portfolio of projects utilizing different renewable resources located in different geographical areas tends to reduce the magnitude of the deviation, but material deviations may still occur. Our cash available for distribution is most directly affected by the volume of electricity generated and sold by our projects. However, for a static portfolio of projects, our consolidated expenses, including operating expenses and interest payments on indebtedness, have less variability than the volume of electricity generated and sold. Accordingly, decreases in the volume of electricity generated and sold by our projects typically result in a proportionately greater decrease in our cash available for distribution. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Factors that Significantly Affect our Business-Factors Affecting our Operational Results-Electricity Sales of Our Operating Projects.”
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
Since July 2017, we have funded an aggregate of $190 million in capital contributions into Pattern Development in which we hold an approximate 29% ownership interest. We have the right, but not the obligation, to participate in subsequent capital calls for a total commitment of up to $300 million, and if we do not participate in all future capital calls, (including any capital calls which may be made in connection with funding payment obligations under a subscription facility agreement Pattern Development has entered into with certain lenders to it), our ownership interest in Pattern Development will decrease.
As a result of our investment in Pattern Development, we are exposed directly to project development risks, including permitting challenges, failure to secure PPAs, failure to procure the requisite financing, equipment or interconnection, or an inability to satisfy the conditions to effectiveness of project agreements such as PPAs. In the event we elected to participate in additional capital calls or otherwise decided to invest in other project development opportunities, we would further expose ourselves directly to such project development risks. Generally, project development may entail risks of making investments in projects that cannot profitably be built, and we are, and if we invested further could be further, exposed to significant investment activities that require significant capital prior to having certainty that a project can move forward. We may lose money invested without generating returns, particularly since a large portion of such investments go into overhead which cannot be recovered, some of the projects Pattern Development has invested in are large that require significant capital investment without assurances they will generate returns, and Pattern Development holds a significant number of turbines the value of which may diminish (if they are not timely utilized) as the phase down of PTCs for wind projects continues. In addition, even if we don't lose money invested, we face uncertainty in the timing of the receipt of the return of capital and/or return on capital we have invested (if any). See “The energy industry in the markets in which we operate, as well as the market we are looking to expand into, benefit from governmental support that is subject to change. Regulatory uncertainly in the clean energy sector, including with respect to environmental and tax policies, may have adverse impacts on the renewable energy industry and our business.” As time progresses from the time of our initial investment in Pattern Development, the market would expect us to begin generating returns from such investment. No assurances can be given that we will be successful in project development activities we undertake, whether through the investment in Pattern Development or otherwise, which can diminish our capital available for investment in operating power projects, adversely impact our business prospects, financial condition and results of operations, and adversely impact the price of our Class A shares.
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
Our 101 MW Santa Isabel project located in Puerto Rico sells 100% of its electricity generation to Puerto Rico Electric Power Authority (PREPA) under a 20-year PPA. In July 2017, PREPA filed a voluntary petition for relief in the U.S. District Court for the District of Puerto Rico. Our 101 MW Hatchet Ridge project located in California sells 100% of its electricity generation to Pacific Gas & Electric Company (PG&E) under a 15-year PPA. On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S bankruptcy code. While each of PREPA and PG&E have through February 21, 2020, made payments of all amounts due under the respective PPAs for production, including both pre-petition receivables of $2 million (except for an immaterial amount of pre-petition receivables for Hatchet Ridge for which we have filed a claim) and post-petition receivables, no assurances can be given that either PREPA or PG&E will pay future receivables. Furthermore, under the Puerto Rico Oversight, Management, and Economic Stability Act (or PROMESA) applicable to PREPA, and the U.S bankruptcy code applicable to PG&E, each of PREPA and PG&E will eventually need to determine whether to assume or reject its respective PPA, subject to court approval. A rejection of a PPA would likely have a material adverse effect on our business prospects, financial condition and results of operations. PREPA has initiated a process to renegotiate the terms of the PPA with us and the negotiations are ongoing. No assurances can be given with respect to the outcome of such negotiations which may result in terms less favorable than the existing PPA. The fact of PREPA’s insolvency and its filing for bankruptcy each constituted an event of default under its financing agreement. However, in August 2017, the lender issued a letter withdrawing the event of default associated with the PREPA insolvency. Pursuant to our agreement with the lender, the Santa Isabel project may not make distributions to us until such time as lender consents (which will not be unreasonably withheld if PREPA assumes the PPA). The fact of PG&E’s insolvency and its filing under the U.S. bankruptcy code does not in and of itself constitute an event of default under the project’s financing agreements. In both cases, a failure to make future payments under either PPA or rejection of a PPA would constitute events of default under each projects’ financing agreements. No assurances can be given that PREPA or PG&E, as the case may be, will determine to assume the respective PPA, will not take actions that separately constitute an event of default under our financing agreements, or that Santa Isabel or Hatchet Ridge will be able to remain current with respect to its payments under the financing agreements. In any such event, an event of default under the financing agreements would occur and the lenders may decide in such circumstance to accelerate and declare the entire amount of debt under the respective financing agreement immediately due and payable. Even though each of the Santa Isabel and Hatchet Ridge financing agreements are non-recourse to us, they are secured by each respective project and any exercise of remedies by the respective lenders could have a material adverse effect on our business prospects, financial condition and results of operations.
Operation and maintenance problems at our renewable energy projects including natural events may cause our electricity generation to fall below our expectations.
Our electricity generation production depends upon our ability to maintain the working order of our wind turbines, solar arrays, transmission lines and balance of the plant. A natural disaster, severe weather, accident, failure of major equipment, shortage of or inability to acquire critical replacement or spare parts, failure in the operation of any transmission facilities that we may operate or utilize, including the failure of interconnection to available electricity transmission or distribution networks, could require us to shut down or curtail our turbines, solar arrays or related equipment and facilities, impeding our ability to operate our facilities and decreasing electricity generation production and our associated revenues. For example, a hurricane in September 2017 resulted in damage to PREPA’s transmission and distribution assets that caused our Santa Isabel project in Puerto Rico to be shut-in until mid-February 2018, and a typhoon in September 2019 resulted in damage to some of the solar panels at our Futtsu solar facility in Japan causing a reduction of generation at such facility for several months until repairs could be made. In addition, several of our projects had previously experienced blade failures, and no assurances can be given that potential equipment deficiencies will not in fact continue to occur, that we will always have warranty coverage for any such defects, that the warranty provider would fulfill its obligations under such warranty coverage (including any liquidated damages compensation provisions), that we will have adequate insurance (or insurance at all) to cover business interruption or other costs incurred, or that any such effects will not have a material adverse effect on our business prospects, financial condition and results of operation.

We typically enter into warranty agreements with the turbine manufacturer for two to ten-year terms; however, such agreements are typically subject to an aggregate maximum liability cap. In addition, we have a 20-year performance ratio guarantee from the EPC contractor for our solar facilities in Japan, subject to an annual performance loss factor and adjustments for solar irradiation and temperature, which effectively provides a production guarantee for such solar facilities. However, there can be no guarantee that such manufacturers or contractors, or other third-party service provider, will be able to fulfill its contractual obligations. In addition, such agreements can vary as to what equipment maintenance risks are fully assumed by the service provider and what equipment failure risks will be repaired at the owner’s cost.
As warranty terms with the manufacturer expire, we have entered and intend to continue entering into revised long-term turbine manufacturer service arrangements at certain of our projects pursuant to which the turbine manufacturer continues to provide routine and corrective maintenance service, but we are responsible for a portion of the maintenance and repairs, including replacement of major component parts at certain sites. While the revised service arrangements reduce fixed contract costs, in the event of unexpectedly high turbine component failures for which we as owner have assumed responsibility, we may face decreased revenues of a project and increased project expense which could have a material adverse effect on our business prospects, financial condition, results of operations and ability to make cash distributions to our investors. We expect over time in the future to continue taking on additional risks as an owner, including increased self-performance of maintenance and service work with our own technicians instead of utilizing service providers, which will have expected cost benefits, but will similarly come with additional increased risks and reduced third party warranty and guarantee protections.
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
Environmental, health and safety laws, regulations and permit requirements (or other similar requirements, such as requirements related to noise) may change and become more stringent. Any such changes could require our projects to incur additional material costs or cause our projects to suffer adverse consequences. For example, the Ministry of Environment in Ontario has established regulatory requirements governing noise restrictions for wind farms which are an integral part of the permitting framework for our projects in certain jurisdictions. In the event of changes in either the regulatory requirements or permitting framework, there is risk that our projects that were designed for compliance within the existing framework and requirements for noise could be exposed to more stringent requirements (particularly if changes to requirements are made after receiving confirmation that a project had met previously existing requirements through acoustic testing). These risks are enhanced because testing for compliance with noise requirements is technically complex, carries some degree of uncertainty, and does not have significant precedent in that market. In the event of a determination of noncompliance, there is risk that the necessary mitigation, which would likely need to occur during periods of higher wind speeds, could require curtailment of energy production at the facility, with a resulting reduction in revenues.
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
There may be delays or unexpected developments in completing construction projects. Whether such delays or unexpected developments occur at construction projects we own or (because we own an approximate 29% interest in Pattern Development) construction projects at Pattern Development, construction costs at projects which exceed expectations could reduce or eliminate the returns expected from such projects. Construction projects are typically designed and constructed under fixed-price and schedule engineering, procurement, and construction contracts with reputable construction and equipment suppliers, and would typically have liquidated damages provisions for non-performance by the contractors subject to specified limitations on the amount of damages that can recover from the contractor. Significant construction delays or construction cost increases may occur as a result of underperformance of these contractors and equipment suppliers, as well as other suppliers, to the projects. No assurances can be given that disputes with project construction providers will not arise in the future. While we and Pattern Development will attempt to reach a settlement if disputes do arise, no assurances can be given that we or Pattern Development would actually reach a settlement or that any such settlement amount would be covered by the remaining budgeted project contingencies. If an equitable settlement cannot be reached, arbitration or legal action could be commenced, and any final judgment or decision could result in increased costs which could make the return on investment in the project less than expected. Henvey Inlet, a 300 MW wind project located in Ontario, had experienced significant cost overruns and delays during its development by Pattern Energy Group LP, and we entered into certain cost sharing arrangements above specified cap amounts with Pattern Energy Group LP in connection with our acquisition of Henvey Inlet from Pattern Energy Group LP in 2019.
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
In addition, certain of our operating projects’ generation of electricity may be curtailed without compensation (or, in some cases, choose to continue operating but accept negative power prices) due to transmission limitations or limitations on the electricity grid’s ability to accommodate intermittent electricity generating sources, reducing our revenues and impairing our ability to capitalize fully on a particular project’s potential. Such a failure or curtailment at levels above our expectations could have a material adverse effect on our business prospects, financial condition and results of operations. For example, in certain geographic areas of the ERCOT market in Texas, construction of renewable energy projects has exceeded the available capacity of the existing transmission infrastructure resulting in localized congestion on transmission facilities utilized by certain of our projects. While these projects may have financial hedges that partially protect revenues against movement in broader power markets, such instruments generally do not provide protection against localized congestion impacts, which are borne by the projects. In addition, planned or forced outages of transmission circuits in such strained areas of the grid can, and has, compounded the adverse impact on our operations. While efforts to construct additional transmission facilities are underway, there is no assurance that such additional facilities will be sufficient to relieve congestion, or that construction of new generation facilities will not continue to exceed the capacity of any added transmission in the future.
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
Under the Multilateral Management Services Agreement, we continue to have the option to cause the employees of Pattern Energy Group LP to become our employees. We refer to this event as the Pattern Energy Group LP employee transfer, and we may effect such employee transfer after the earliest to occur of (1) notice from Pattern Energy Group LP that it will be completing a wind-down, (2) June 16, 2020, and (3) the failure of Pattern Energy Group LP to provide the resources and services called for under the Multilateral Management Services Agreement after notice and opportunities to cure. The Merger Agreement requires us to use commercially reasonable efforts to cause such transfer to occur prior to closing of such transaction, but is not a condition to the transaction.
In addition, while Pattern Development currently only has employees through its ownership of interests in GPI in Japan, the Multilateral Management Services Agreement provides for certain circumstances pursuant to which we can require Pattern Development to cause its employees (if any) to become our employees. We refer to this event as the Pattern Development employee transfer. In addition, we may consider agreeing to hybrid type arrangements with Pattern Development in which, for example, certain key employees performing development activities at Pattern Energy Group LP become employees of Pattern Development (with us retaining a right to later require such persons to become our employees as a part of a Pattern Development employee transfer) and the remainder of the Pattern Energy Group LP employees becoming our employees as a part of the Pattern Energy Group LP employee transfer. Following the occurrence of any of a Pattern Energy Group LP employee transfer event to us, a Pattern Development employee transfer event to us (in the event Pattern Development has employees), or a hybrid type of arrangement with respect to employees, we would incur increased costs associated with employing a larger number of employees, and there is no assurance that the utilization of services from Pattern Energy Group LP and Pattern Development will be sufficient to cover the costs of the employees which could then have a material adverse effect on our business prospects, financial condition and results of operation.
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

Most of our North American projects are located in regions in which the wholesale electric markets are administered by ISOs and RTOs. Several of our current operating projects are subject to CAISO which is the ISO that prescribes tariff and business practice manuals for the terms of participation in the California energy market; the ERCOT, which is the ISO that prescribes protocols and business practice manuals for and terms of participation in the Texas energy market; and IESO, which is the ISO that administers the wholesale electricity market in Ontario. The Southwest Power Pool is the integrated RTO and regional market administrator for our Post Rock project. Lost Creek is in the Associated Electric Cooperative, Inc., a subregion of the SERC Reliability Corporation. Amazon Wind is in the PJM RTO. Spring Valley and Stillwater Wind are located in the Northwest Power Pool which is a sub-region of the Western Electricity Coordinating Council (WECC). Many of these entities can impose rules, restrictions and terms of service that are quasi-regulatory in nature and can have a material adverse impact on our business. For example, ISOs and RTOs have developed bid-based locational pricing rules for the energy markets that they administer. In addition, most ISOs and RTOs have also developed bidding, scheduling and market behavior rules, both to curb the potential exercise of market power by electricity generating companies and to ensure certain market functions and system reliability. These actions could materially adversely affect our ability to sell, and the price we receive for, our energy, capacity and ancillary services.
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
We have exposures to currency exchange rate fluctuations, primarily the Canadian dollar and Japanese yen, related to owning and operating part of our business outside of the United States. A portion of our revenue for the years ended December 31, 2019, 2018 and 2017 was denominated in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. dollar markets to continue to represent a portion of our net revenue. We manage our currency exposure through a variety of methods, including efforts to match our asset and liabilities in the same currencies, mainly by raising local currency debt. In addition, we may use foreign currency forward contracts to, in part, manage short and medium term fluctuations in our dividends from our facilities located outside the United States. However, any measures that we have implemented or may implement in the future to reduce the effect of currency exchange rate fluctuations and other risks of our global operations may not be effective or may be expensive. We cannot provide assurance that currency exchange rate fluctuations will not otherwise have a material adverse effect on our financial condition or results of operations or cause significant fluctuations in quarterly and annual results of operations.
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
In addition, foreign currency transaction risk arises when we or our subsidiaries enter into transactions where the settlement occurs in a currency other than the functional currency of us or our subsidiary. Exchange differences (gains and losses) arising on the settlement of monetary items or on translation of monetary items at rates different from those at which they were translated on initial recognition during the period or in previous financial statements are recognized the consolidated statements of operations in the period in which they arise. In order to reduce significant foreign currency transaction risk from our operating and investing activity, we may use foreign currency forward and foreign currency option contracts to hedge forecasted cash inflows and outflows. Furthermore, most non-U.S. dollar denominated debts are held by non-U.S. dollar denominated subsidiaries in the same functional currency of those subsidiary operations.
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
We own certain projects in joint ventures (including Henvey Inlet, South Kent, Armow, Grand, Belle River, and North Kent, in which we have a 50%, 50% , 50%, 45%, 21.7%, and 35% interest, respectively), and, in the future, we may acquire or invest in additional projects with a joint venture partner. In addition, our strategic joint partnership arrangements with PSP Investments include arrangements in which PSP Investments may co-invest in ROFO projects based on a process that is controlled by us, and we can elect the percentage interest to offer to PSP Investments in each project, which is expected to range from 30% to 49.9%. Under such arrangements, PSP Investments has to date co-invested (and we have joint venture arrangements with them) in each of (a) Meikle and Mont Sainte-Marguerite in which we have a 51% limited partner interest and PSP Investments holds the remaining limited partner interests, (b) Belle River in which we and PSP Investments each have a 21.7% limited partner interest, and (c) Grady, Panhandle 2 and Stillwater in which we have 51% of the Class B interests and PSP Investments holds the remaining Class B interests. Joint ventures inherently involve a lesser degree of control over business operations, which could result in an increase in the financial, legal, operational or compliance risks associated with a project, including, but not limited to, variances in accounting and internal control requirements. To the extent we do not have a controlling interest in a project, or to the extent we have granted our joint venture partner veto rights, our joint venture partners could take actions that decrease the value of our investment and lower our overall return. In addition, conflicts of interest may arise in the future between our company and our stockholders, on the one hand, and our joint venture partners, on the other hand, where our joint venture partners’ business interests are inconsistent with our and our stockholders’ interests. Further, disagreements or disputes between us and our joint venture partners may arise which could result in litigation, increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business, all of which could have a material adverse effect on our business prospects, financial condition and results of operations.
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
Steps we may need to take in response to developments in the market expose us to risks.  For example, in order to remain competitive as an IPP in the market, we may need to leverage utilization of energy storage technologies (such as batteries) in our projects.  The applications for energy storage and battery systems include the provision of backup power, grid independence, peak demand reduction, demand response, reducing intermittency of renewable generation, energy shifting and/or arbitrage, and wholesale electric market services.  However, large scale energy storage technologies are at a relatively nascent stage, and any system deployed may be relatively expensive which may impact economic expectations for our projects, and may not deliver the performance expected. As a result, our returns may be below our expectations. In addition, energy technologies are rapidly advancing, and future evolutions in these products may render any such systems and technologies we may install or retrofit into our projects inefficient or obsolete, which may cause them to be uncompetitive.  In addition, energy storage systems are complex, and defects or a failure of such systems to perform as expected may pose risks related to health, safety, and the environment. Any of such risks, or other risks that may be posed by the need to respond to developments in the market to remain competitive, could materially and adversely affect our business prospects, financial condition, and results of operations and liquidity.

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
Our business strategy includes acquiring power projects that are either operational, construction-ready, or (in limited circumstances outside of activities conducted by Pattern Development) under development. We intend to pursue opportunities to acquire projects from third-party owners where we may submit bids from time to time, and from Pattern Development pursuant to our Purchase Rights.
Various factors could affect the availability of attractive projects to grow our business, including:

•	competing bids for a project, including a project subject to our Purchase Rights, from other owners, including companies that may have substantially greater capital and other resources than we do;

•
fewer acquisition opportunities than we expect from both third-parties and Pattern Development, which could result from, among other things, available projects having less desirable economic returns or higher risk profiles than we believe suitable for our business plan and investment strategy. After, in part, consideration of such factors, in each of 2018 and 2019 we have waived our Purchase Rights with respect to various projects at each of the Pattern Development Companies;

•
failure by Pattern Development to complete the development of (i) an Identified ROFO Project, which could result from, among other things, permitting challenges, failure to procure the requisite financing, equipment or interconnection, local opposition to the project which may entail litigation, or an inability to satisfy the conditions to effectiveness of project agreements such as PPAs and (ii) any of the other projects in its respective development pipeline, in a timely manner, or at all, in either case, which could limit our acquisition opportunities under our Purchase Rights and/or the value of our investment in Pattern Development; and

•	our failure to exercise our respective Purchase Rights or acquire assets from Pattern Development.
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
During 2019, the prices for our Class A shares traded on the Nasdaq Global Select Market ranged from a high of $28.50 to a low of $18.14. On February 26, 2020, the last reported sale price of our Class A shares on such market was $27.66 and we have a BB-/Ba3 credit rating from Standard & Poor’s and Moody’s, respectively. In addition, we evaluate the loan market and private investment market as potential sources of capital to finance acquisitions. Similar to the capital markets, no assurances can be given that we will be able to access such markets on commercially reasonable terms when acquisition opportunities arise to obtain financing, or at all. An inability to obtain financing on commercially reasonable terms could significantly limit our timing and ability to consummate future acquisitions, and to effectuate our growth strategy. In addition, the issuance of additional Class A shares or other types of equity linked securities in connection with acquisitions, particularly if consummated at depressed price levels or consummated at price levels that declined significantly between the signing and closing of an acquisition, could cause significant shareholder dilution, expose us to risks of being unable to consummate an acquisition we had agreed to, and reduce the cash distribution per share if the acquisitions are not sufficiently accretive.
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
Furthermore, from time to time, we may believe it in the best interests of ourselves and our stockholders to dispose of power projects. For example, during 2018 we disposed of interests in each of the El Arrayán and K2 project. Reasons for a disposal may include limited opportunities in a market, changes in business environment or law which reduces the attractiveness of a market, excessive competition in the market, changes in business strategy, or a belief we can utilize funds realized from such a disposal in a more productive manner or generate a higher return on investment. The disposal of power projects involves numerous risks, many of which are outside of our control, including the ability to locate an attractive buyer of a power project, the management attention required to devote to the disposal, the ability to obtain a favorable price for a power project, the length of time required to complete the disposal process, and the potential difficulty of re-entering a market in the future after exiting a market. In addition, in connection with the disposal of projects we may agree to indemnities or other provisions which expose us to potential ongoing liability after the disposal which exposes us to risks. No assurances can be given that we would be successful in consummating any disposal in a timely manner (or at all), that we would achieve an attractive

(or positive) financial return from the disposal, or that we would be successful in re-deploying funds generated from any disposal in a manner that would generate higher returns.
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
The energy industry (including both fossil fuel and renewable energy sources) in the markets in which we operate and are looking to expand into benefits in general from various forms of governmental support. Renewable energy sources in Canada benefit from federal and provincial incentives, such as RPS programs, accelerated cost recovery deductions, the availability of off-take contracts through RFP and standard offer programs including the Hydro-Quebec call for tenders, the Ontario feed-in tariff and large renewable procurement programs (which operated until late 2018), and other commercially oriented incentives. Renewable energy sources in the United States have benefited from various federal and state governmental incentives, such as PTCs, ITCs, ITC cash grants, loan guarantees, RPS programs, property tax abatements and accelerated tax depreciation. PTCs and ITCs for wind and solar energy on the federal level were extended in December 2015, subject to phase down for wind projects that began construction by 2019 and solar projects that begin construction by 2021. In 2012, Japan introduced a feed-in-tariff program that offered fixed term, fixed price contracts of up to 20 years to renewable power projects. It is expected that the fixed feed-in-tariff program will fade out from March 2021. The Mexican congress has established a mandate that at least 35% of its energy consumption be supplied by clean sources by 2024.
While such developments extending various forms of governmental support provide general benefits to the wind and solar power industries in which we operate, to the extent that these governmental incentive programs may be amended or changed in the future, particularly if amendments or changes are unexpected or unfavorable and after we have developed long-term business plans and strategies based upon them, it could adversely affect the price of electricity sold to power purchasers generated by developed or planned renewable energy projects, decrease demand for renewable energy, or reduce the number of projects available to us for acquisition, any of which could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business prospects, financial condition and results of operations. For example, the U.S. Environmental Protection Agency (EPA) under the current U.S. administration repealed the Clean Power Plan in 2019, a regulation issued by the EPA under the prior U.S. administration aimed at reducing use of existing coal fired electricity generation facilities and increasing renewable generation in order to reduce greenhouse gas emissions. The current U.S. administration has also proposed and taken actions to implement other policies that have created regulatory uncertainty in the renewable energy sector, including the sectors in which we operate, and may lead to a reduction or removal of various renewable energy programs and initiatives designed to curtail climate change. Such a reduction or removal of incentives may diminish the markets in which we operate. As a part of comprehensive income tax reform in 2017, the corporate tax rate was reduced, and while such reductions have certain positive impacts on our financial results as applied to our own corporate taxes, a reduction in the corporate tax rate could also have adverse consequences, such as diminishing the capacity of potential investors in our projects to benefit from incentives and reduce the value of accelerated depreciation deductions. In addition, as a part of comprehensive tax reform in 2017, there were proposed amendments in Congress that would have adversely affected the value and ability to preserve benefits of PTCs and ITCs for wind and solar energy on the federal level. While these amendments were in large part not adopted, no assurances can be given that there will not be future efforts to make amendments that could adversely affect the value and benefits of the PTC. The current U.S. administration has also made public statements and taken actions regarding overturning or modifying policies of or regulations enacted by the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration. Efforts to overturn federal and state laws, regulations or policies that are supportive of renewable energy generation or that remove costs or other limitations on other types of generation that compete with renewable energy projects could materially and adversely affect our business prospects, financial condition or results of operations.
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
State RPS programs in the United States represent roughly half of all growth in non-hydro renewable electricity generation since 2000. Enactment of new RPS policies has waned but states have continued to hone existing policies. More than half of all RPS states have raised their overall RPS targets or carve-outs since initial RPS adoption. Since the start of 2018, ten states increased their RPS targets, while New York established an offshore wind procurement target and Ohio lowered its target. It has been estimated that eight states will reach their final RPS target year within the next few years, seven states in 2025 to 2026, and ten states have targets extending to 2030 or beyond.
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
In spite of our Pattern Development Purchase Rights, it is possible that Pattern Development might be sold to third parties. In addition, each of our Project Purchase Rights and Pattern Development Purchase Rights may expire, and the Second Amended and Restated Non-Competition Agreement with Pattern Energy Group LP and Pattern Development might terminate.
To the extent we do not exercise our Pattern Development Purchase Rights (or upon their expiration), Pattern Development or substantially all of its assets may be sold to third parties, including our competitors. Even if we are interested in exercising the Pattern Development Purchase Rights, Pattern Development may seek a purchaser at an inopportune time for us, or we may not be able to reach an agreement on pricing or other terms. If we are unable to reach an agreement with Pattern Development, or its equity owners or if we decline to make an offer, Pattern Development, or its equity owners may seek alternative buyers, which could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business prospects, financial condition and results of operations.
In addition, our Project Purchase Right with Pattern Development and our Pattern Development Purchase Rights terminate upon winding-up of Pattern Development. Following termination of our Project Purchase Right and Pattern Development Purchase Rights, Pattern Development will be under no obligation to offer any of its projects to us, which could have a material adverse effect on our ability to implement our growth strategy and ultimately on our business prospects, financial condition and results of operations.
Once our Purchase Rights with Pattern Development terminate, the Second Amended and Restated Non-Competition Agreement with respect to Pattern Development will also terminate. In addition, we also have the right to terminate the Second Amended and Restated Non-Competition Agreement upon the earlier of wind-up of Pattern Development or the valid rejection by Pattern Development of three or more first rights project offers representing a cumulative net capacity of at least 600 MWs. Under the Second Amended and Restated Non-Competition Agreement, (among other things) Pattern Development is granted an exclusive right, with certain exceptions, to pursue all power generation, storage or transmission development projects in the U.S., Canada and Mexico that have not completed construction, but this does not restrict us from acquiring any company or business that is principally engaged in the business of owning and operating renewable energy facilities. In addition, at any time that Tokyo, Japan-based GPI is majority owned by either us, Pattern Energy Group LP or Pattern Development, such majority owner (which is currently Pattern Development) is granted exclusive development rights, with certain exceptions, over power generation, storage or transmission projects in Japan.
While we also have each of a Project Purchase Right with Pattern Energy Group LP and a Pattern Energy Group LP Purchase Right, we do not expect to acquire additional projects from Pattern Energy Group LP which is in the process of winding up.
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
In the event the Merger Agreement is consummated, such merger would constitute a “Permitted Private Change of Control” as defined in the Certificate of Designations governing the Preferred Shares. As a result, the proposed merger, if consummated, would result in certain adjustments to the terms of the Preferred Shares, including an increase in dividend rate and certain adjustments to the contingent dividends. The proposed merger, if consummated, will not give rise to the rights upon a Change of Control Event (as defined in the Certificate of Designations governing the Preferred Shares).
Our substantial amount of indebtedness may adversely affect our ability to operate our business and impair our ability to pay dividends.
Our consolidated indebtedness not including financing costs as of December 31, 2019 was approximately $3.4 billion. Despite our current consolidated debt levels, we or our subsidiaries may still incur substantially more debt or take other actions which would intensify the risks discussed below.
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
Subject to interim operating covenants under the Merger Agreement and the limits contained in our revolving credit facility, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Specifically, a high level of indebtedness could have important consequences due to the adverse ways in which it affects us, including the following:

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
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to interim operating covenants under the Merger Agreement, the restrictions contained in our revolving credit facility and our future debt instruments, some of which may be secured debt. Although the interim operating covenants under the Merger Agreement and our revolving credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and could be amended or waived, and the indebtedness incurred in compliance with these restrictions could be substantial and may also be secured. Accordingly, we may, in compliance with these restrictions, incur additional debt, secure existing or future debt, recapitalize our debt or take a number of other actions that are not limited by the terms of our existing indebtedness and that could have the effect of intensifying the risks discussed above.
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
While we have plans to address such provisions in the convertible notes and senior notes as a result of the transactions contemplated by the Merger Agreement, in the event the Merger Agreement was not consummated, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor, pay cash at their maturity, or (with respect to convertible notes) pay cash upon conversion settlement. In addition, our ability to repurchase the notes or to pay cash upon conversions of the convertible notes may be limited by law, regulatory authority or agreements governing our indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or (with respect to the convertible notes) to pay any cash payable on future conversions of the convertible notes pursuant to the indenture would constitute a default under the indenture governing the issuance of the respective notes. A fundamental change, change of control triggering event, or a default under the indenture could also lead to a default under agreements governing our or our subsidiaries’ indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon redemptions thereof.
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
While we have plans to address fundamental change and change of control triggering event provisions in the convertible notes and senior notes, respectively, as a result of the transactions contemplated by the Merger Agreement, in the event the Merger Agreement was not consummated and if a fundamental change occurs prior to the maturity date of the convertible notes we issued in July 2015 or a change of control triggering event occurs prior to the maturity date of the senior notes we issued in January 2017, holders of such notes may have the right, at their option, to require us to repurchase all or a portion of their respective notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the convertible notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its convertible notes in connection with such make-whole fundamental change. Furthermore, our indentures prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations thereunder. These and other provisions in our indentures could deter or prevent a third party from acquiring us even when the acquisition may be favorable to investors.
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
We provide a variety of indemnities in the ordinary course of business to contractual counterparties and to our lenders and other financial partners. For example, the Hatchet Ridge indemnity indemnifies MetLife Capital, Limited Partnership, the owner participant, under the Hatchet Ridge Wind Lease Financing against certain tax losses. In addition, we have entered into tax equity partnership agreements in connection with nine of our projects which also provide for specific allocations in certain circumstances.
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
Certain borrowings under our revolving credit facility and certain of our project level indebtedness are subject to variable rates of interest, primarily based on the International Continental Exchange London Interbank Offered Rate (LIBOR) or Canadian Dollar Offered Rate (CDOR). In addition, certain of our Japanese entities have entered into a credit facility with variable rates of interest based upon the Tokyo Interbank Offered Rate (TIBOR). Borrowings with variable rates of interest, expose us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A hypothetical increase or decrease in interest rates by 1% would have a $4 million impact on interest expense for the year ended 2019. As of December 31, 2019, $350 million was outstanding under our revolving credit facility and the Japan credit facility. To the extent we borrow under such facilities, we are not required to enter into interest rate swaps to hedge such indebtedness. If we decide not to enter into hedges on such indebtedness, our interest expense on such indebtedness will fluctuate based on LIBOR, CDOR, TIBOR or other variable interest rates. Consequently, we may have difficulties servicing such unhedged indebtedness and funding our other fixed costs, and our available cash flow for general corporate requirements may be materially adversely affected. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
Certain of the electricity we generate is sold on the open market at spot-market prices. In order to stabilize all or a portion of the revenue from such sales, we have entered, and may in the future enter, into financial swaps, day-ahead sales transaction or other hedging arrangements. We may acquire additional assets in the future with similar hedging agreements. In an effort to stabilize our revenue from electricity sales from these projects, we evaluate the electricity sale options for each of our projects, including the appropriateness of entering into a PPA, a physical sale, a financial swap, or combination of these arrangements. If we sell our electricity into an ISO market without a PPA, we may enter into a physical sale or financial swap to stabilize all or a portion of our estimated revenue stream. Under the term of our existing physical sales, we are obligated to physically deliver electricity to a common delivery point. Under these arrangements, we sell the electricity produced at our facility to the ISO at the project node and buy electricity at the common delivery point to meet the delivery obligations under the physical sale. The delivery obligations under the physical sale are for specified volumes in each hour for an overall quantity that we estimate we are highly likely to produce. Under the terms of our existing financial swaps, we are not obligated to physically deliver or purchase electricity. Instead, we receive payments for specified quantities of electricity based on a fixed price and are obligated to pay our counterparty the real time market price for the same quantities of electricity. These financial swaps cover quantities of electricity that we estimate we are highly likely to produce. Gains or losses under the physical sales and financial swaps are designed to be offset by decreases or increases in our revenues from real time market sales of electricity in liquid ISO markets. However, the actual amount of electricity we generate from operations may be materially different from our estimates for a variety of reasons, including variable wind conditions and wind turbine availability. If a project does not generate the volume of electricity covered by the associated physical sale or financial swap contract, we could incur significant losses if electricity prices in the market rise substantially above the fixed price provided for in the physical sale or financial swap. If a project generates more electricity than is contracted in the physical sale or financial swap, the excess production will not be hedged and the related revenues will be exposed to market price fluctuations. These risks will further increase as we increase power market trading activities.
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
We intend to declare and pay regular quarterly cash dividends on all of our outstanding Class A shares. However, in any period, our ability to pay dividends to holders of our Class A shares depends on the performance of our subsidiaries and their ability to distribute cash to us, as well as all of the other factors discussed under Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters-Cash Dividend to Investors.” The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of existing and future indebtedness and the provisions of existing and future tax equity arrangements.
Restrictions on distributions to us by our subsidiaries under our revolving credit facility and the agreements governing their respective project-level debt could limit our ability to pay anticipated dividends to holders of our Class A shares. These agreements contain financial tests and covenants that our subsidiaries must satisfy prior to making distributions. We may agree to similar restrictions on distributions under future debt instruments we may enter into in connection with future note or bond offerings. If any of our subsidiaries is unable to satisfy these restrictions or is otherwise in default under such agreements, it would be prohibited from making distributions to us that could, in turn, limit our ability to pay dividends to holders of our Class A shares. For example, factors such as low wind conditions and curtailment contributed to certain of our projects not satisfying financial tests required to permit distributions to us during certain quarters in each of 2018 and 2019. The terms of our project indebtedness typically require commencement of commercial operations prior to our ability to receive cash distributions from a project. The terms of any such indebtedness also typically include cash management or similar provisions, pursuant to which revenues generated by projects subject to such indebtedness are immediately, or upon the occurrence of certain events, swept into an account for the benefit of the lenders under such debt agreements. As a result, project revenues typically only become available to us after the funding of reserve accounts for, among other things, operations and maintenance expenses, debt service, taxes and insurance at the project level. In some instances, projects may be required to sweep cash to reserve funds intended to mitigate the results of pending litigation or other potentially adverse events.
In addition, the terms of operating agreements for our wind facilities with tax equity investors, which include Panhandle 1, Panhandle 2, Post Rock, Logan’s Gap, Amazon Wind, Broadview, Stillwater, Grady and Gulf Wind, generally provide for specified allocations of distributions between the tax equity investors and ourselves which change at a specified point when the tax equity investor has realized a target after tax internal rate of return. In the event this change has not occurred by a targeted date, the tax equity investor begins to receive a greater allocation of distributions until the targeted rate of return has been achieved. In addition, the operating agreements also provide for earlier increases in the percentage of distributable cash to be allocated to the tax equity investors if the project fails to achieve certain defined minimum performance levels that are likely to cause the tax equity investors to not achieve the targeted after tax return by the targeted date and for increases under certain circumstances to match allocations of taxable income that are made to mitigate a negative capital account balance for such tax equity investors. As a result, in the event our share of distributable cash from these projects is changed as a result of one of these events, our distributions from such wind facilities may be less than expected that could, in turn, limit our ability to pay dividends to holders of our Class A shares.
Some of our wind facilities with tax equity investors have experienced lower than expected production and merchant power prices resulting in each of those projects failing to pass financial tests that measure cumulative cash distributions to the members. This resulted in each of 2018 and 2019, and could additionally result in 2020, in a change of the cash percentage allocated to the tax equity members which will continue until the shortfall is remedied.
If our projects do not generate sufficient cash available for distribution, we may be required to reduce or eliminate our dividend, or fund dividends from working capital or other sources of liquidity, which may not be available, any of which could have a material adverse effect on the price of our Class A shares and on our ability to pay dividends at anticipated levels or at all.
Our ability to pay regular dividends on our Class A shares is subject to the discretion of our Board of Directors, and our cash dividend policy is subject to change. In addition, subject to certain exceptions, so long as any Preferred Shares remain outstanding, we may not declare any dividend or distribution on our Class A shares unless all accumulated and unpaid dividends have been declared and paid on the Preferred Shares.
Holders of our Class A shares have no contractual or other legal right to receive cash dividends from us on a quarterly or other basis and, while we currently intend to at least maintain our current dividend, our cash dividend policy is subject to all the risks inherent in our business and may be changed at any time.
The payment of future dividends on our Class A shares is at the discretion of our Board of Directors and depends on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, consideration of factors such as our payout ratio, and other considerations that our Board of Directors deems relevant. During 2019, 2018 and 2017, our payout ratios which is a percentage of dividends paid (on an accrual basis) compared to our cash available for distribution for such periods were 96%, 99% and 100%, respectively. Our Board of Directors has the authority to establish cash reserves for the prudent conduct of our business, and the establishment of or increase in those reserves could result in a reduction in cash available for distribution to pay dividends on our Class A shares at anticipated levels. Accordingly, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A shares, which could adversely affect the market price of our Class A shares.
In addition, subject to certain exceptions, so long as any Preferred Shares remain outstanding, we may not declare any dividend or distribution on our Class A shares unless all accumulated and unpaid dividends have been declared and paid on the Preferred Shares. See Item 1A "Risk Factors - Risks Related to Our Financial Activities - The Series A Perpetual Preferred Stock gives the holders thereof liquidation and distribution preferences, certain rights relating to our business and management, and under certain circumstances, the conversion of such shares potentially causing dilution to our common stockholders.” Upon declaration by our Board of Directors, the Preferred Shares will pay cumulative cash dividends at an annual rate of 5.625% (Base Dividend), based on a $25.00 liquidation preference. The Base Dividend increases by 0.5% every year starting on the third anniversary of issuance to a maximum of four escalations, or 7.625%. Preferred Shares are entitled to receive as an additional contingent dividend, 12.6% of distributions made by Pattern Development to us (the Dividend Passthrough). The Dividend Passthrough payable is capped and shall not exceed $3.25 per Preferred Share. Unless the full accumulated Base Dividend and any Dividend Passthrough have been declared and paid (or a sum sufficient set aside for such payment), dividends may not be declared, paid, or set aside for the Class A shares.
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
The share ownership of each of PSP Investments and the holders of the Preferred Shares may limit other stockholders’ ability to influence corporate matters, and the interests of such stockholder may differ from or conflict with the interests of other stockholders.
PSP Investments holds approximately 9.5% of the voting power of our shares. We also have joint venture arrangements with PSP Investments pursuant to which PSP Investments has acquired interests in six of our projects (which number may increase in the future). In addition, under such joint venture arrangements, we may add a person that has been designated by PSP Investments to our Board of Directors. PSP Investments is also an indirect investor in Pattern Development. Because of these various arrangements, the interests of PSP Investments may differ from or conflict with the interests of our other stockholders.
In October 2019, we issued 10.4 million Preferred Shares which were placed in a private placement to certain institutional investors, led by CBRE Caledon. The Certificate of Designations governing the Preferred Shares provides the holders of the Preferred Shares with the right to vote on a one-to-one as-converted basis with our common stockholders on matters submitted to a stockholder vote, subject to certain limitations (including that the voting rights of the holders of the Preferred Shares in the aggregate shall not in any event exceed 9.99% of the voting stock of the Company, and to the extent the voting rights of holders of the Preferred Shares are so limited by such voting cap, the vote of all such holders shall be reduced on a pro rata basis). The Preferred Shares give the holders thereof liquidation and distribution preferences, certain rights relating to our business and management, and under certain circumstances, the conversion of such shares potentially causing dilution to our common stockholders.
As a result, each of PSP Investments and together the holders of the Preferred Shares have significant influence over all matters that require approval by our stockholders, including the election of directors. Their voting power (together with the voting power of other large holders of 5% or more of our Class A shares) may limit other stockholders’ ability to influence this and other corporate matters.
Certain of our executive officers will continue to have an economic interest in, and all of our executive officers will continue to provide services to, Pattern Energy Group LP and Pattern Development, which could result in conflicts of interest.
All of our executive officers provide services to Pattern Energy Group LP and Pattern Development pursuant to the terms of the Multilateral Management Services Agreement between our company, Pattern Energy Group LP, and Pattern Development, and, as a result, in some instances, have fiduciary or other obligations to such Pattern Development Companies. However, neither our President nor our Chief Financial Officer receive compensation from, or have an economic interest in, either Pattern Energy Group LP or (assuming the Merger Agreement is not consummated) Pattern Development. Additionally, while none of our Chief Executive Officer, Executive Vice President, Business Development, and Executive Vice President, Chief Legal Officer, receive compensation from either Pattern Energy Group LP or Pattern Development, such officers have economic interests in such Pattern Development Companies and, accordingly, the benefit to such Pattern Development Companies from a transaction between such Pattern Development Company and our company will proportionately inure to their benefit as holders of economic interests in such Pattern Development Company. Each of Pattern Energy Group LP and Pattern Development are related parties under the applicable securities laws governing related party transactions and, as a result, any material transaction between our company and Pattern Energy Group LP or Pattern Development is subject to our corporate governance guidelines, which require prior approval of any such material transaction by the conflicts committee, which is comprised solely of independent members of our Board of Directors. Those of our executive officers who have economic interests in Pattern Energy Group LP or Pattern Development may be conflicted when advising the conflicts committee or otherwise participating in the negotiation or approval of such transactions. These executive officers have significant project- and industry-specific expertise that could prove beneficial to the conflicts committee’s decision-making process and the absence of such strategic guidance could have a material adverse effect on our company’s ability to evaluate any such transaction and, in turn, on our business prospects, financial condition and results of operations.
Riverstone is under no obligation to offer us an opportunity to participate in any business opportunities that it may consider from time to time, including those in the energy industry, and, as a result, Riverstone’s existing and future portfolio companies may compete with us for investment or business opportunities.
Assuming the Merger Agreement is not consummated, conflicts of interest could arise in the future between us, on the one hand, and Riverstone, including its portfolio companies, on the other hand, concerning among other things, potential competitive business activities or business opportunities. Riverstone is a private equity firm in the business of making investments in entities primarily in the energy industry. As a result, Riverstone’s existing and future portfolio companies (other than Pattern Energy Group LP and Pattern Development, which are subject to the Second Amended and Restated Non-Competition Agreement) may compete with us for investment or business opportunities. These conflicts of interest may not be resolved in our favor.
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
Volatility in the market price of our shares may prevent stockholders from being able to sell their Class A shares at or above the price stockholders paid for their shares. The market price of our Class A shares could fluctuate significantly for various reasons, including, in addition to the realization of any risks described under this "Risk Factors" section:

•	we do not consummate the Merger Agreement;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Canadian securities regulators and the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our Class A shares or the stock of other companies in our industry;

•	the failure of research analysts to cover our Class A shares;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	sales of Class A shares by us or members of our management team;

•	the granting or exercise of employee stock options; and

•	volume of trading in our Class A shares.
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

As a result of the FPA and FERC’s regulations in respect of transfers of control, absent prior authorization by FERC, we cannot convey, and an investor in our company will generally not be permitted to obtain, a direct and/or indirect voting interest in 10% or more of our issued and outstanding voting securities, and a violation of this limitation could result in civil or criminal penalties under the FPA and possible further sanctions imposed by FERC under the FPA.
We are a holding company with U.S. operating subsidiaries that are “public utilities” (as defined in the FPA) and, therefore, subject to FERC’s jurisdiction under the FPA. As a result, the FPA requires us to (i) obtain prior authorization from FERC to transfer an amount of our voting securities sufficient to convey direct or indirect control over any of our public utility subsidiaries or (ii) qualify for a blanket authorization granted under or an exemption from FERC’s regulations in respect of transfers of control. Similar restrictions apply to purchasers of our voting securities who are a “holding company” under the PUHCA, in a holding company system that includes a transmitting utility or an electric utility, or an “electric holding company,” regardless of whether our voting securities were purchased in our initial public offering, subsequent offerings by us, in open market transactions or otherwise. A purchaser of our voting securities would be a “holding company” under the PUHCA and an electric holding company if the purchaser acquired direct or indirect control over 10% or more of our voting securities or if FERC otherwise determined that the purchaser could directly or indirectly exercise control over our management or policies (e.g., as a result of contractual board or approval rights). Under the PUHCA, a “public-utility company” is defined to include an “electric utility company,” which is any company that owns or operates facilities used for the generation, transmission or distribution of electric energy for sale, and which includes EWGs such as our U.S. operating subsidiaries. Accordingly, absent prior authorization by FERC or an increase to the applicable percentage ownership under a blanket authorization, for the purposes of sell-side transactions by us and buy-side transactions involving purchasers of our securities that are electric holding companies, no purchaser can acquire 10% or more of our issued and outstanding voting securities. A violation of these regulations by us, as seller, or an investor, as a purchaser of our securities, could subject the party in violation to civil or criminal penalties under the FPA, including civil penalties of up to approximately $1.29 million per day per violation (which amount is adjusted annually to account for inflation) and other possible sanctions imposed by FERC under the FPA.
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
Provisions of our organizational documents, Delaware law, and certain contractual provisions we are subject to might discourage, delay or prevent a change of control of our company or changes in our management and, as a result, depress the trading price of our Class A shares.
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
These anti-takeover defenses and contractual provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take corporate actions other than those desired.

Future sales of our shares in the public market could lower our Class A share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute stockholders’ ownership in us and may adversely affect the market price of our Class A shares.
While we did not conduct a follow-on offering of our Class A shares in 2019, we had conducted such offerings in each of the years from 2014 to 2017. We also have an “at-the-market” equity distribution program pursuant to which approximately $144 million in aggregate offering price of our Class A shares remains available to be sold thereunder. In October 2019, we issued 10.4 million Preferred Shares, and our option to convert the Preferred Shares into Class A shares beginning on or after the five-year anniversary of the issuance of the Preferred Shares, or the option of the holders to elect to convert the Preferred Shares upon the occurrence of certain types of change of control transactions, may cause substantial dilution to holders of the Class A shares. In addition, previously in July 2015, we issued $225 million aggregate principal amount of 4.00% Convertible Senior Notes due 2020. If we sell additional large numbers of our Class A shares, (or securities convertible into our Class A shares), if we issue a large number of shares of our Class A shares in connection with future acquisitions, financings, or other circumstances, or if other significant stockholders sell large numbers of their holdings of our Class A shares or securities convertible into our Class A shares, the market price of our Class A shares could decline significantly.
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
Leased Facilities
Our corporate headquarters and executive offices are located in San Francisco, California and we additionally lease office spaces in Houston, Texas; San Diego, California; and Toronto, Ontario, Canada.
Our Projects
We hold interests in 28 wind and solar power projects. Our projects are located in the United States, Canada and Japan. We have a total operating portfolio of approximately 4.4 GW and owned capacity of approximately 3.1 GW. We typically finance our wind and solar projects through project entity specific debt secured by each project's assets with no recourse to us. For details on our operating wind and solar power projects, please see Item 1 "Business - Our Operating Business Segment" in this Form 10-K.

Item 3.	Legal Proceedings.
Several complaints related to the merger contemplated by the Merger Agreement have been filed to date. The complaints are captioned: Stephen Donnell v. Pattern Energy Group Inc. et al., Case No. 1:19-cv-11680, which was filed by a purported shareholder in the United States District Court for the Southern District of New York on December 20, 2019; Richard Baum v. Pattern Energy Group Inc. et al., Case No. 1:19-cv-02360-UNA, which was filed on behalf of a putative class of our public shareholders in the United States District Court for the District of Delaware on December 27, 2019; Phillip Krieger v. Pattern Energy Group Inc. et al., Case No. 3:19-cv-08437, which was filed on behalf of a putative class of our public shareholders in the United States District Court for the Northern District of California on December 27, 2019; John Thompson v. Pattern Energy Group Inc. et al., Case No. 1:19-cv-02369-UNA, which was filed on behalf of a putative class of our public shareholders in the United States District Court for the District of Delaware on December 30, 2019; David Frieman v. Pattern Energy Group Inc. et al., Case No. 1:20-cv-00171, which was filed by a purported shareholder in the United States District Court for the Southern District of New York on January 8, 2020; Phil Burge v. Pattern Energy Group Inc. et al., Case No. 1:20-cv-00213, which was filed by a purported shareholder in the United States District Court for the Eastern District of New York on January 10, 2020; Bushansky v. Pattern Energy Group Inc. et al., Case No. 3:20-cv-00401, which was filed by a purported shareholder in the United States District Court for the Northern District of California on January 21, 2020; Wilhelmson v. Pattern Energy Group Inc.

et al., Case No. 3:20-cv-00797, which was filed by a purported shareholder in the United States District Court for the Northern District of California on February 3, 2020; and The Arbitrage Fund et al. v. Pattern Energy Group Inc. et al., Case No. 1:20-cv-00275, which was filed on behalf of a putative class of our public shareholders in the United States District Court for the District of Delaware on February 25, 2020 (collectively the “Merger Litigations”). The Merger Litigations generally name as defendants us, as well as certain of our officers and directors. The Baum complaint also asserts claims against CPP Investments. The Merger Litigations generally allege that defendants violated federal securities laws by failing to disclose material information in the version of the merger proxy statement filed with the SEC on December 13, 2019. Each of the Merger Litigations seeks, among other things, to enjoin the merger with CPP Investments and recover damages, as well as an award of the plaintiffs’ attorneys’ fees and costs of the litigation. We believe that the claims asserted are wholly without merit. No assurances can be given that similar additional lawsuits or derivative lawsuits will not be filed which may make similar or additional claims (such as breach of fiduciary duties by our officers and/or directors).
We are also subject, from time to time, to various routine legal proceedings and claims arising out of the normal course of business. These proceedings primarily involve disputes with construction contractors that are not material, claims from landowners related to calculation of land royalties, and warranty claims we initiate against equipment suppliers. The outcome of these legal proceedings and claims cannot be predicted with certainty. Nevertheless, we believe the outcome of any of such currently existing normal course of business proceedings, even if determined adversely, would not be material.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.
Our Class A common stock is traded on the National Association of Securities Dealers Automated Quotations (Nasdaq) Global Select Market and on the Toronto Stock Exchange (TSX) under the trading symbol “PEGI.” On February 26, 2020, the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $27.66 per share and on the TSX was C$36.88 per share.

On May 9, 2016, we entered into an Equity Distribution Agreement. Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock, par value $0.01 per share, from time to time through the Agents, as our sales agents for the offer and sale of the shares, up to an aggregate sales price of $200 million. For the year ended December 31, 2019, we did not sell shares under the Equity Distribution Agreement.
Holders of Record
Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 26, 2020, there were approximately 35 stockholders of record of our Class A common stock.

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
The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total stockholder return for our Class A common stock, the Nasdaq Composite Index (Nasdaq Composite) and the Philadelphia Utility Sector Index. The graph assumes that $100 was invested at the market close on December 31, 2014 in the Class A common stock of Pattern Energy Group Inc., the Nasdaq Composite and the Philadelphia Utility Sector Index and also assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Cash Dividend to Investors
Subject to certain exceptions, so long as any Preferred Shares remain outstanding, we may not declare any dividend or distribution on our Class A common stock unless all accumulated and unpaid dividends have been declared and paid on the Preferred Shares. On February 26, 2020, the Company approved an aggregate dividend for the first quarter 2020, payable on April 30, 2020 to holders of record on April 15, 2020 of approximately $4 million on the Preferred Shares.
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A common stock. The following table sets forth the dividends declared on shares of Class A common stock for the periods indicated. On February 26, 2020, we maintained our dividend at $0.4220 per share of Class A common stock, or $1.688 per share of Class A common stock on an annualized basis, commencing with respect to dividends paid on April 30, 2020 to holders of record on March 31, 2020. Such dividend will only be payable in the event the record date for such dividend occurs prior to the effective time of the merger under the Merger Agreement.

Dividends Declared
2020
First Quarter (1)	$0.4220
2019
Fourth Quarter	$0.4220
Third Quarter	$0.4220
Second Quarter	$0.4220
First Quarter	$0.4220
2018
Fourth Quarter	$0.4220
Third Quarter	$0.4220
Second Quarter	$0.4220
First Quarter	$0.4220

(1)	Such dividend will only be payable in the event the record date for such dividend (which is March 31, 2020) occurs prior to the effective time of the merger under the Merger Agreement.
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

Repurchase of Equity Securities
The table below provides information with respect to repurchases of our Class A common stock during the fourth quarter ended December 31, 2019. All shares were tendered to us in satisfaction of director or employee tax withholding obligations upon the vesting of restricted stock grants under our 2013 Equity Incentive Award Plan. We currently do not have a stock repurchase plan in place.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2019 through October 31, 2019	—	$—
November 1, 2019 through November 30, 2019	—	$—
December 1, 2019 through December 31, 2019	40,209	$27.22
	40,209	$27.22
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Statement of operations data:
Total revenue	$541	$483	$411	$354	$330
Operating income (loss)	(47)	2	10	5	37
Net loss	(107)	(69)	(82)	(52)	(56)
Net loss attributable to noncontrolling interests	(76)	(211)	(64)	(35)	(23)
Net income (loss) attributable to Pattern Energy	$(31)	$142	$(18)	$(17)	$(33)
Earnings (loss) per share data:
Class A common stock: basic earnings (loss) per share	$(0.35)	$1.45	$(0.20)	$(0.22)	$(0.46)
Class A common stock: diluted earnings (loss) per share	$(0.35)	$1.45	$(0.20)	$(0.22)	$(0.46)
Dividends:
Dividends declared per share of Series A Preferred Stock	$0.379	$—	$—	$—	$—
Dividends declared per Class A common share	$1.69	$1.69	$1.67	$1.58	$1.43
Balance sheet data:
Total assets	$7,173	$5,294	$4,742	$3,753	$3,830
Corporate revolving credit facility	$75	$198	$—	$180	$355
Long-term debt including current portion, net of financing costs	$3,326	$2,085	$1,931	$1,384	$1,416
Total liabilities	$4,589	$3,135	$2,394	$1,874	$2,054

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
We are a vertically integrated renewable energy company with a mission to transition the world to renewable energy. Our business consists of both (i) an operating business segment, which is comprised of a portfolio of renewable energy power projects and (ii) a development investment segment, which principally consists of our 29% ownership interest in Pattern Development, an upstream development platform. Prior to 2018, we had one reportable segment. The development investment segment was acquired in July 2017 and had insignificant operations. As such, the 2017 comparative period is not included in our discussion and analysis below as it is not material or meaningful. A discussion of the 2017 comparative period is included in our Form 10-K for the year ending December 31, 2018 filed with the SEC on March 1, 2019.
Through our operating business segment, we hold ownership interests in 28 renewable energy projects with a total operating portfolio capacity of approximately 4.4 GW in the United States, Canada and Japan. Projects in which we have an owned interest use proven, best-in-class technology and have contracted to sell all or a majority of their output pursuant to long-term, fixed-price PSAs. Approximately 88% of the electricity to be generated by our projects will be sold under our PSAs which have a weighted average remaining contract life of approximately 13 years as of December 31, 2019.
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
The discussion and analysis below has been organized as follows:

•	2019 Significant Activity

•	Factors that Significantly Affect our Business

◦	Trends Affecting our Industry

◦	Factors Affecting our Operational Results

•	Key Performance Metrics

•	Consolidated Results of Operations

•	Results of Operating Business Segment

•	Results of Development Investment Segment

•	Liquidity and Capital Resources

◦	Sources of Liquidity

◦	Uses of Liquidity

◦	Covenants, Distribution Conditions and Events of Default

•	Critical Accounting Policies and Estimates
2019 Significant Activity
In December 2019, we began construction on the repowering of Gulf Wind and entered into a financing agreement for a construction loan of up to $270 million for such repowering. Upon completion, Gulf Wind will generate approximately 271 MW of capacity. Gulf Wind also entered into a 20-year PPA with Austin Energy for the majority of its energy production, with the remaining production expected to be sold at merchant power prices. The construction loan bears interest at LIBOR plus 0.75% and matures on September 30, 2020.
In November 2019, we entered into an Agreement and Plan of Merger (Merger Agreement) with Pacific US Inc. (Parent), a Delaware corporation which is an indirect wholly-owned subsidiary of Canada Pension Plan Investment Board (CPP Investments), and with Pacific BidCo US Inc. (BidCo), a Delaware corporation and a wholly-owned subsidiary of Parent, pursuant to which Parent has agreed to acquire us for $26.75 per share in an all-cash transaction. The transaction is expected to close shortly following receipt of shareholder approval. A shareholders’ meeting has been scheduled for March 10, 2020. CPP Investment Board Private Holdings (4) Inc. has provided to us a limited guarantee of certain obligations of Parent under the Merger Agreement.
In October 2019, we consummated the purchase of 101 MW of owned capacity in Grady, a 220 MW Pattern Development project located in Curry County, New Mexico, for total cash consideration of approximately $84 million, net of cash acquired.
In October 2019, we consummated the purchase of 150 MW of owned capacity in Henvey Inlet, a 300 MW Pattern Energy Group LP project located in Henvey Inlet First Nation Reserve No. 2 Lands, Ontario, Canada, for total cash consideration of approximately $172 million, net of cash acquired.
In October 2019, we consummated an earnout acquisition agreement with Pattern Energy Group LP to acquire 100% of Pattern Energy Group LP's earnout rights in certain transmission and wind projects under development at Pattern Development, which represent 25% of the profits interest in such projects, for a purchase price of approximately $10 million.
In October 2019, we issued 10.4 million shares of Series A Perpetual Preferred Stock with a value of $260 million issued at a 1.5% discount (Preferred Shares). The Preferred Shares are entitled to receive, when as and if declared by our board of directors, cumulative cash dividends at an initial annual rate of 5.625%, based on the $25.00 per share liquidation preference. The annual dividend rate shall increase by 0.5% every year, absent the occurrence of certain events, starting on the third anniversary of issuance date to a maximum of four escalations, or 7.625%. The Preferred Shares are entitled to receive, when as and if declared by our board of directors, 12.6% of any cash distributions, including the return of capital, made by Pattern Development to us or any of our subsidiaries not to exceed $3.25 per Preferred Share. We received net proceeds of $256 million, which we used to fund the acquisition of Henvey Inlet, partially repay borrowings under the revolving credit facility and pay related expenses and fees.
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
Electricity Sales of our Operating Projects
Our projects are generally unaffected by short-term trends given that 88% of the electricity to be generated by our projects is to be sold under our fixed-price PPAs. Our PPA portfolio provides long-term revenue security with an average remaining contract life of 13 years as of December 31, 2019. Revenue from project sites is determined by the contracted price of electricity and any environmental attributes we sell under our PPAs multiplied by the amount of metered electricity that we produce. Actual energy production will vary based on the prevailing environmental conditions and technical constraints that exist at each facility.

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
Acquisitions, Divestitures and Investments
Our ability to grow our cash available for distribution is substantially dependent on our ability to make acquisitions. During 2019, our acquisitions of Belle River, North Kent, Grady and Henvey Inlet increased our operating capacity by 308 MW, or 11%. From time to time, we may also consider the disposal of a project, particularly if we believe we can utilize funds realized from such a disposal in a more productive manner or generate a higher return on investment. During 2018, our disposals of El Arrayán and our minority interest in K2 decreased our operating capacity 171 MW, or 6%. In December 2019, we closed construction financing and started construction on the repowering at our Gulf Wind facility. The repowering will consist of replacing the current wind turbines with 118 Siemens Gamesa turbines, which will generate 271 MW of capacity once completed. Additionally, Gulf Wind entered into a new 20-year PPA for a majority of the production, with the remaining output to be sold at merchant power prices.
As of December 31, 2019, we have funded approximately $190 million in aggregate and hold an approximate 29% ownership interest in Pattern Development. Our investment in Pattern Development facilitates additional long-term capital for Pattern Development to support the growth in the development pipeline thereby providing us with additional potential acquisition opportunities in the future, or the potential to share in returns for sales to third parties, through our 29% ownership interest in Pattern Development. Strategic benefits include a strengthened link to Pattern Development's development pipeline and increased return on investment expectations commensurate with increased development risk. To the extent we invest in Pattern Development, we will be initially exposed to capital requirements and development risk prior to having certainty that a project can move forward. As projects are successfully completed, we anticipate that our return on our capital investment will increase. However, there are risks in project development including, but not limited to, permitting challenges, failure to secure PPAs, failure to procure the requisite financing, equipment or interconnection, or an inability to satisfy the conditions to effectiveness of project agreements such as PPAs.
Our aggregate owned capacity is approximately 3.1 GW. We expect that the acquisition of operational power projects from the Pattern Development Companies and other third parties will continue to contribute to our operational results.

Below is a summary of the Identified ROFO Projects that we may acquire from Pattern Development in connection with our Project Purchase Rights:

						Capacity (MW)
Identified ROFO Projects	Status	Location	Construction Start (1)	Commercial Operations (2)	Contract Type	Rated (3)	Pattern Development Owned (4)
Pattern Development
Sumita	Late stage development	Japan	2020	2022	PPA	100	55
Ishikari	Late stage development	Japan	2020	2023	PPA	112	112
Tohoku Project(s)	Mid-stage development	Japan	2021/2022	2024/2025	PPA	453	319
Corona Wind Project(s)	Late stage development	New Mexico	2020	2021	PPA	400	340
						1,065	826

(1)	Represents year of actual or anticipated commencement of construction.

(2)	Represents year of actual or anticipated commencement of commercial operations.

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

Project Operations
Turbine Availability
Our ability to generate electricity in an efficient and cost-effective manner is impacted by our ability to maintain the operating capacity of our projects. We use reliable and proven wind turbines, solar panels and other equipment for each of our projects. For the years ended December 31, 2019 and 2018, our turbine availability across our projects was approximately 96% and 97%, respectively, which is in line with industry standards and our original investment projections that were reviewed by independent engineering firms.
Operations and maintenance - self-perform
At certain projects where we self-perform maintenance and service activities, we maintain long-term turbine manufacturer service arrangements pursuant to which the turbine manufacturer continues to provide routine and corrective maintenance service, but we are responsible for a portion of the maintenance and repairs, including on major component parts. Over time, we expect to increase our operational responsibility, including self-performing maintenance and service work with our own technicians instead of utilizing service providers, which we believe will continue to help us reduce our costs. As service arrangements expire at the facilities where we utilize external third-parties, we intend to determine on a case-by-case basis the most appropriate approach of either entering into new service arrangements with the same or a different external third-party, or transitioning to self-performance of maintenance and service activities. As of December 31, 2019, we had a total of six projects that had completed the transition to self-perform.
Debt Financing
We intend to use a portion of our revenue from electricity sales to cover our interest expense and principal payments on borrowings under financing facilities. Our interest expense primarily reflects (i) periodic interest on the term loan financing arrangements, including the effects of interest rate swaps, at our other operating projects, (ii) interest on our convertible and unsecured senior notes, (iii) interest on short-term loan facilities, including any borrowings under our revolving credit facilities and (iv) imputed interest on the lease financing of our Hatchet Ridge project.
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
Adjustments from unconsolidated investments represent distributions received in excess of the carrying amount of our investment and suspended equity earnings or losses, during periods of suspension of recognition of equity method earnings. When we receive distributions in excess of the carrying value of our investment and we are not liable for the obligations of the investee nor otherwise committed to provide financial support, we will: 1) suspend recognition of equity method earnings (losses), 2) record such excess distributions as earnings (loss) in unconsolidated investments, net in the period the distributions occur; and 3) suspend equity in earnings (losses) or equity in other comprehensive income of unconsolidated investments, if applicable.
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
Cash Available for Distribution
We define cash available for distribution as Adjusted EBITDA further adjusted to (i) subtract unconsolidated investment earnings, (ii) subtract interest expense, less non-cash items, (iii) subtract distributions to noncontrolling interests, (iv) subtract principal payments paid from operating cash flows, (v) subtract current income taxes, (vi) subtract non-expansionary capital expenditures, (vii) subtract preferred dividends, (viii) add distributions from unconsolidated investments, (ix) add net release of restricted cash, (x) add stock-based compensation, (xi) add pay-go contributions, and (xii) add or subtract other items as necessary to present the cash flows we deem representative of our core business operations.
Management believes that cash available for distribution is indicative of our core operating performance. As a result, during the year ended December 31, 2018, we changed our key metric, cash available for distribution, from a liquidity metric to a performance metric. For the periods presented, we reconcile Adjusted EBITDA and cash available for distribution to net income (loss), the most directly comparable GAAP financial measure. The change to a performance metric did not change the amount of cash available for distribution previously reported. Cash available for distribution is a supplemental performance measure used by management and external users of our financial statements to measure our performance across reporting periods on a consistent basis by excluding items that our management believes are not indicative of our core operating performance and to compare our business to that of our peers. Cash available for distribution serves as an important measure of our performance and enables our management to evaluate our ability to meet dividend expectations, the amount of internal capital available for new investment opportunities that can enhance our ability to grow our dividends over time, and the suitability of our corporate debt levels.
However, cash available for distribution has limitations as an analytical tool. Some of the limitations are:

•	Cash available for distribution:

◦	excludes depreciation, amortization and accretion;

◦	does not capture the level of capital expenditures necessary to maintain the operating performance of our projects or complete the construction of acquired projects;

◦	is not reduced for principal payments on our project indebtedness except to the extent they are paid from operating cash flows during a period;

◦	excludes preferred stock dividends; and

◦	excludes the effect of certain other cash flow items, all of which could have a material effect on our financial condition and results from operations.

•	Other companies in our industry may calculate cash available for distribution differently than we do, limiting its usefulness as a comparative measure.
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
The following tables present a reconciliation of Adjusted EBITDA and cash available for distribution to net income (loss), the most directly comparable GAAP financial measure, for the periods indicated (unaudited and in millions):

	Year ended December 31,
	2019	2018
Net loss	$(107)	$(69)
Plus:
Interest expense, net of interest income	107	107
Income tax provision	43	32
Depreciation, amortization and accretion	350	280
EBITDA	$393	$350
Unrealized loss on derivatives	6	5
Early extinguishment of debt	—	6
Impairment expense	—	7
Gain on asset sales	—	(71)
Adjustments for unconsolidated investments(1)	(126)	—
Other(2)	17	2
Plus, proportionate share from unconsolidated investments:
Interest expense, net of interest income	31	38
Income tax provision (benefit)	—	1
Depreciation, amortization and accretion	30	35
(Gain) loss on derivatives	8	(1)
Adjusted EBITDA	$359	$372
Plus:
Distributions from unconsolidated investments(3)	45	58
Network upgrade reimbursement	1	1
Release of restricted cash	7	4
Stock-based compensation	5	5
Pay-go contribution	6	4
Other	13	1
Less:
Unconsolidated investment earnings and proportionate shares for EBITDA	(57)	(85)
Interest expense, less non-cash items and interest income	(99)	(99)
Income taxes	(4)	(4)
Non-expansionary capital expenditures	(1)	—
Distributions to noncontrolling interests	(41)	(38)
Principal payments paid from operating cash flows	(58)	(52)
Preferred stock dividend	(4)	—
Cash available for distribution	$172	$167

(1)
Amount consists of gains on distributions from unconsolidated investments of $142 million for the year ended December 31, 2019 and suspended equity earnings of $16 million for the year ended December 31, 2019.

(2)
Included in Other for the year ended December 31, 2019 is development expense of $14 million related to the change in contingent consideration for the purchase of the Japan Acquisition and the Broadview Project acquisition, more fully described in Note 5, Acquisitions and Note 15, Fair Value Measurement in the notes to consolidated financial statements.

(3)	For the year ended December 31, 2019, amount excludes a one-time distribution of $125 million related to the refinancing at South Kent and Grand.
Adjusted EBITDA for the year ended December 31, 2019 was $359 million compared to $372 million in the prior year, a decrease of $13 million, or approximately 3%. The decrease in Adjusted EBITDA was primarily due to a $39 million decrease in earnings as a result of our divestiture of K2, a $5 million increase in losses at our development investment segment and a $24 million decrease in earnings from projects fully operational in both periods, partially offset by a $55 million increase in earnings due to new projects acquired. The decrease in earnings from projects fully operational in both periods was primarily due to increased corrective maintenance expense.
Cash available for distribution was approximately $172 million for the year ended December 31, 2019 as compared to approximately $167 million in the prior year. Cash available for distribution increased $5 million primarily due to $30 million earned by new projects acquired, partially offset by a $14 million reduction as a result of divestitures and an $11 million decrease in earnings from projects fully operational in both periods.
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

The following table presents selected operating performance metrics for the periods presented (unaudited):

	Year ended December 31,
MWh sold	2019	2018	Change	% Change
Consolidated MWh sold	9,264,224	8,479,247	784,977	9%
Less: noncontrolling MWh	(2,118,276)	(1,696,716)	(421,560)	25%
Controlling interest in consolidated MWh	7,145,948	6,782,531	363,417	5%
Unconsolidated investments proportional MWh	998,455	1,205,661	(207,206)	(17)%
Proportional MWh sold	8,144,403	7,988,192	156,211	2%

Average realized electricity price per MWh
Consolidated average realized electricity price per MWh	$59	$58	$1	2%
Unconsolidated investments proportional average realized electricity price per MWh	$112	$117	$(5)	(4)%
Proportional average realized electricity price per MWh	$69	$71	$(2)	(3)%
Our consolidated MWh sold for the year ended December 31, 2019 was 9,264,224 MWh, as compared to 8,479,247 MWh for the year ended December 31, 2018, an increase of 784,977 MWh, or 9%. The change in consolidated MWh sold was primarily attributable to:

•	an increase of 951,849 MWh as a result of acquisitions in 2019 and 2018; and

•	an increase of 12,964 MWh at projects fully operational in both periods as a result of less curtailment.
This increase was partially offset by a decrease in volume of 179,836 MWh as a result of the sale of El Arrayán.
Our proportional MWh sold for the year ended December 31, 2019 was 8,144,403 MWh, as compared to 7,988,192 MWh for the year ended December 31, 2018, an increase of 156,211 MWh, or 2%. The change in proportional MWh sold was primarily attributable to:

•	an increase in volume of 532,371 MWh as a result of acquisitions in 2019 and 2018; and

•	an increase of 45,119 MWh at projects fully operational in both periods as a result of less curtailment.
This increase was partially offset by a decrease in volume of 421,279 MWh due to the sales of El Arrayán and K2.
Our consolidated average realized electricity price remained relatively flat at $59 per MWh for the year ended December 31, 2019, compared to $58 per MWh for the year ended December 31, 2018.
Proportional average realized electricity price was $69 per MWh for the year ended December 31, 2019 as compared to $71 per MWh for the year ended December 31, 2018. The decrease of $2 per MWh in the proportional average realized electricity price was primarily due to the sale of K2, which had a relatively higher PPA price, in 2018.
Consolidated Results of Operations
Consolidated net income (loss)
Consolidated net loss is primarily derived from the results of operations of our operating business segment and development investment segment which are further described in their respective sections. Consolidated net loss for the years ended December 31, 2019 and 2018 was $107 million and $69 million, respectively, an increase of $38 million, or 55%. The increase in net loss was primarily attributable to:

•	$53 million in accelerated depreciation at our Gulf Wind facility resulting from the repowering of such project;

•	a $14 million increase in corrective maintenance;

•	a $14 million increase in our contingent consideration to Pattern Energy Group LP as a result of construction cost savings at our Tsugaru project and the completion of construction at Grady; and

•	a $71 million decrease in other income from the sale of K2 in 2018.
These increases were partially offset by a $106 million increase in earnings from our unconsolidated investments as a result of the suspension of equity method accounting and the recognition of distributions through earnings in 2019 and a decrease in our proportionate share of losses at Pattern Development.
The financial results by segment discussed below include expenses from transactions among our business segments that are reflected as eliminations or reconciling items in our reconciliation of financial results by segment in Note 23, Segment Reporting, in the notes to consolidated financial statements.

Results of Operating Business Segment
The following table and discussion provides selected financial information of our operating business segment for the periods presented (in millions, except percentages):

	Year ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Total revenue	$532	$475	$57	12%
Total cost of revenue	515	428	87	20
Total operating expenses	10	2	8	400
Total other (income) expense	(84)	72	(156)	(217)
Net income before income tax	91	(27)	118	(437)
Income tax provision	11	11	—	—
Net income	80	(38)	118	(311)
Net loss attributable to noncontrolling interests	(76)	(211)	135	(64)
Net income attributable to Pattern Energy	$156	$173	$(17)	(10)%
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Total Revenue
Total revenue for the year ended December 31, 2019 was $532 million compared to $475 million for the year ended December 31, 2018, an increase of $57 million, or approximately 12%. The increase in total revenue for the year ended December 31, 2019 as compared to the prior year was primarily attributable to:

•	$59 million from new projects acquired in 2019 and 2018; and

•
$19 million from projects fully operational in both periods, mainly due to a decrease in unrealized loss on our energy derivative and less curtailment, partially offset by unfavorable merchant prices at certain projects in the ERCOT market.

These increases in revenues were offset by a $21 million decrease in revenue due to the divestiture of El Arrayán in 2018.
Cost of revenue
Cost of revenue for the year ended December 31, 2019 was $515 million compared to $428 million for the year ended December 31, 2018, an increase of $87 million, or approximately 20%. The increase in cost of revenue during 2019 as compared to 2018 was primarily attributable to:

•	a $37 million increase attributable to costs associated with new projects for depreciation and project expense;

•
a $62 million increase attributable to projects fully operational in both periods, mainly due to a $53 million increase in depreciation primarily as a result of the Gulf Wind repower and a $12 million increase in corrective maintenance repairs related to blade maintenance and gearbox repairs.

These increases in costs were offset by a $12 million decrease in project expense and depreciation due to the divestiture of El Arrayán in 2018.
Operating expenses
Operating expenses for the year ended December 31, 2019 were $10 million compared to $2 million for the year ended December 31, 2018, an increase of $8 million, or approximately 400%. The increase in operating expenses during 2019 as compared to 2018 was primarily attributable to an increase in the contingent consideration payable to Pattern Energy Group LP as a result of construction cost savings at our Tsugaru project.

Other expense
Other income for the year ended December 31, 2019 was $84 million compared to other expense of $72 million for the year ended December 31, 2018, an increase of $156 million, or approximately 217%. The increase was primarily attributable to:

•
a $150 million increase in equity in earnings of unconsolidated investments, net, which is primarily attributable to a one-time $125 million distribution from South Kent and Grand recognized in earnings as a result of suspension method accounting partially offset by the sale of K2 in 2018.

Income tax provision
We were subject to taxation in the United States, Canada and Japan.
The income tax provision for our operating business segment remained flat at $11 million for the year ended December 31, 2019 and for the year ended December 31, 2018.
Noncontrolling interests
The net loss attributable to noncontrolling interests was $76 million for the year ended December 31, 2019 compared to a $211 million net loss attributable to noncontrolling interests for the year ended December 31, 2018. The decreased loss of $135 million, or approximately 64%, was primarily attributable to the Tax Cuts and Jobs Act (“the Tax Act”) effective January 1, 2018 which resulted in significantly lower portions of the hypothetical liquidation proceeds to compensate certain noncontrolling interest investors for tax gains on the hypothetical sale calculated at the lowered corporate income tax rate of 21% compared to the rate of 35% previously utilized as a result of the Tax Act. As a result, for the year ended December 31, 2018, a $150 million one-time adjustment is included in net loss attributable to noncontrolling interests as a result of the decrease in the federal corporate income tax rate.

Development Investment Segment
For the years ended December 31, 2019 and 2018, our loss in Pattern Development was as follows (in millions):

Loss in Pattern Development	Year ended December 31,
	2019	2018
Pattern Development net loss (unaudited)	$(93)	$(121)
Our ownership portion of the net loss (unaudited)	(27)	(35)
Intra-entity gain elimination (1)	(18)	(5)
Loss in earnings of Pattern Development	$(45)	$(40)

(1)
Intra-entity eliminations, primarily related to our proportionate share of gains on sale of projects recognized by Pattern Development, are reflected as eliminations within the Corporate, Other and Eliminations segment within our reconciliation of financial results by segment in Note 23, Segment Reporting.

Results of the Development Investment Segment
The following table and discussion provide selected financial information of our development investment segment for the periods presented and is unaudited (in millions, except percentages):

	Year Ended December 31,
	2019(1)	2018(1)	$ Change	% Change
Total revenue	$72	$39	$33	85%
Total cost of revenue	53	34	19	56%
Development expense	27	11	16	145%
Operating loss	(26)	(33)	7	(21)%
Net loss	$(27)	$(35)	8	(23)%

(1)
Amounts represent our proportionate share in Pattern Development. As discussed above, the development investment segment was acquired in July 2017 and had insignificant operations. As such, the 2017 comparative period is not material or meaningful.

Our development investment segment has three sources of revenue: sale of energy-generating and transmission projects, services from management and administration, and electricity sales from completed contracts before its eventual sale. For the year ended December 31, 2019, our proportionate share of total revenue increased $33 million, or 85%, compared to the prior year due to the sale of Grady, a sale of a development project to a third-party.
For the year ended December 31, 2019, our proportionate share of cost of revenue increased $19 million, or 56%, compared to the prior year due to the sale of Grady, a sale of a development project to a third-party and Grady achieving commercial operation.
For the year ended December 31, 2019, our proportionate share of development expense increased $16 million, or 145%, compared to the prior year due to increased deal related costs, including impairment expense and termination fees.
For the year ended December 31, 2019, our proportionate share of operating loss decreased $7 million, or 21%, compared to the prior year due to the sale of Grady and a development project to a third-party, offset by increased costs of revenue and development expenses as discussed above.
Liquidity and Capital Resources
Our business requires substantial liquidity to fund (i) equity investments in our construction projects, (ii) current operational costs, (iii) debt service payments, (iv) dividends to both our common and preferred stockholders, (v) potential investments in new acquisitions, (vi) modifications to our projects, (vii) unforeseen events and (viii) other business expenses. As a part of our liquidity strategy, we plan to retain a portion of our cash flows in above-average renewable resource years in order to have additional liquidity in below-average renewable resource years.
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
The principal indicators of our liquidity are our unrestricted and restricted cash balances and availability under our revolving credit facilities and project level facilities. Our available liquidity is as follows (in millions):

December 31, 2019
Unrestricted cash	$156
Restricted cash	63
Revolving credit facilities availability(1)	328
Project level facilities:
Post construction use	124
Construction use	295
Total available liquidity	$966

(1)	As of February 27, 2020, the amount available on the revolving credit facilities was $313 million.
During the fourth quarter of 2019, we issued perpetual preferred securities for $256 million in net proceeds. We used the funds to acquire Henvey Inlet, partially repay borrowings under the revolving credit facility and pay related expenses and fees. We believe we will have sufficient liquid assets, cash flows from operations and borrowings available under our revolving credit facilities and construction facilities throughout 2020 to fund capital expenditures, including construction at Tsugaru, capital calls from Pattern Development, debt service obligations and contingencies. With respect to the Gulf Wind repowering, in December 2019, we secured construction financing up to $270 million to fund the majority of construction costs. Our convertible notes will mature in July 2020, which can currently be funded with existing liquidity, but we have begun pursuing alternative financing arrangements to replace the maturing debt. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corresponding adverse effect on our borrowing capacity and we may be required to raise additional capital, including project level construction debt, corporate equity, debt or hybrid securities, or sell interests in our projects.
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

We have an equity distribution agreement (Equity Distribution Agreement). Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our Class A common stock from time to time, up to an aggregate sales price of $200 million. We intend to use the net proceeds from the sale of the shares for general corporate purposes, which may include the repayment of indebtedness and the funding of acquisitions and investments. For the year ended December 31, 2019, we did not sell any shares under the Equity Distribution Agreement. As of December 31, 2019, approximately $144 million in aggregate offering price remained available to be sold under the agreement.
Cash Flows
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results. Below is a summary of our cash flows for each period (in millions):

	Year ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$167	$279	$218
Net cash used in investing activities	(471)	(373)	(320)
Net cash provided by financing activities	400	83	125
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(4)	6
Net change in cash, cash equivalents and restricted cash	$96	$(15)	$29
Net cash provided by operating activities
Net cash provided by operating activities was $167 million for the year ended December 31, 2019 as compared to $279 million in the prior year, a decrease of $112 million, or approximately 40%. The decrease in cash provided by operating activities was primarily due to a $43 million increase in trade receivables and other current assets primarily related to sales tax receivable at the Tsugaru project in Japan, a $34 million decrease in contract liabilities, a $17 million increase in operating expenses and other changes in working capital as a result of the timing of receipts of payments and disbursements.
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
Net cash used in investing activities
Net cash used in investing activities was $471 million for the year ended December 31, 2019, which consisted primarily of $325 million in cash paid, net of cash and restricted cash acquired for acquisitions and investments in 2019 and $264 million primarily for construction costs related to Tsugaru and the Gulf Wind repowering, offset by $131 million in distributions received from our unconsolidated investments.
Net cash used in investing activities was $373 million for the year ended December 31, 2018, which consisted primarily of $300 million in cash paid, net of cash and restricted cash acquired for acquisitions completed in 2018, $181 million primarily for construction costs related to projects acquired in Japan, and an additional investment of $115 million in Pattern Development, offset by $214 million in proceeds from the sale of El Arrayán and sale of our interests in K2, net of cash sold and $13 million in distributions received from our unconsolidated investments.
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

Net cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2019 was $400 million. Net cash provided by financing activities consisted primarily of the following:

•	$1.1 billion in proceeds from the corporate revolving credit facility and long-term debt;

•	$256 million in proceeds from the issuance of the Preferred Shares; and

•	$28 million in contributions from noncontrolling interest.
Net cash provided by financing activities was partially offset by:

•	$711 million in repayments of the corporate revolving credit facility and long-term debt;

•	$165 million of dividend payments;

•	$41 million in distributions to noncontrolling interest; and

•	$21 million in payments of contingent consideration.
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
Net cash used in financing activities for the year ended December 31, 2017 was $125 million. Net cash used in financing activities consisted primarily of the following:

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
On February 26, 2020, we approved an aggregate dividend for the first quarter 2020 payable on April 30, 2020 to holders of record on April 15, 2020 of $4 million on the Preferred Shares.
Cash Dividends to Investors
We intend to pay regular quarterly dividends in U.S. dollars to holders of our Class A common stock. On February 26, 2020, we maintained our dividend at $0.4220 per Class A share, or $1.688 per Class A share on an annualized basis, commencing with respect to dividends to be paid on April 30, 2020 to holders of record on March 31, 2020. Such dividend will only be payable in the event the record date for such dividend occurs prior to the effective time of the merger under the Merger Agreement. Cash paid for dividends for the year-ended December 31, 2019 was $165 million.
We expect to pay a quarterly dividend on or about the 30th day following each fiscal quarter to holders of record of our Class A common stock on the last day of such quarter.
Capital Expenditures and Investments
In 2019, total cash used for capital expenditures was $264 million. We do not include capital expenditures at our projects held at our unconsolidated equity investments. Cash paid for acquisitions and capital to Pattern Development was $326 million.
We expect to make investments in additional projects and provide further capital to Pattern Development. Additionally, we expect to incur approximately $197 million in 2020 related to the construction of Tsugaru and re-powering at our Gulf Wind project, all of which is included in the "Contractual Obligations" table below. In addition, for the year ending December 31, 2020, we have budgeted an additional $8 million for other expansion capital expenditures.
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
Contractual Obligations
We have a variety of contractual obligations and other commercial commitments that represent prospective cash requirements. See also Note 10, Debt, and Note 21, Commitments and Contingencies, in the notes to consolidated financial statements for additional discussion of contractual obligations.

The following table summarizes estimates of future commitments related to the various agreements that we have entered into as of December 31, 2019 (in millions):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Corporate revolving credit facility	$75	$25	$—	$—	$100
Corporate-level debt principal payments	225	—	—	350	575
Corporate-level interest payments on debt instruments	38	54	32	2	126
Project-level debt principal payments	205	530	443	1,569	2,747
Project-level interest payments on debt instruments	82	155	134	427	798
Transmission service agreements	36	72	72	710	890
Land agreements	13	26	26	417	482
Service and maintenance agreements	37	64	51	49	201
Construction and other commitments	249	10	10	73	342
Asset retirement obligations	21	—	—	242	263
Total	$981	$936	$768	$3,839	$6,524
Credit Agreements for Equity Method Investments
Below is a summary of our proportion of debt in unconsolidated investments, as of December 31, 2019 (in millions):

	Total Entity Debt	Percentage of Ownership	Our Portion of Unconsolidated Entity Debt
Belle River	$173	22%	$38
North Kent	169	35%	59
South Kent	695	50%	348
Grand	326	45%	147
Armow	359	50%	180
Pattern Development	100	29%	29
Unconsolidated investments - debt	$1,822		$801
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
In addition, certain of our subsidiaries are subject to usual and customary affirmative and negative covenants under our corporate revolving credit facility. Specifically, with limited exceptions, such subsidiaries are prohibited from distributing funds to us unless the following conditions are met: (i) no event of default under the corporate credit facility has occurred and is continuing or would be caused by such distribution and (ii) the corporate credit facility borrowers are in compliance with the leverage ratio test and the interest coverage ratio test, both before and after giving effect to such distribution. As of December 31, 2019, we were in compliance with all covenants contained in our corporate revolving credit facility.

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
The indenture for the convertible notes also has provisions relating to repurchases upon a “fundamental change” as defined therein. The merger contemplated by the Merger Agreement would be a “fundamental change,” if consummated.
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
Consolidated Project-Level Debt and Unconsolidated Investments Project-Level Debt
Under the respective credit agreements for each of Hatchet Ridge, St. Joseph, Santa Isabel, Ocotillo, Western Interconnect, Meikle, MSM, Tsugaru, Futtsu, Ohorayama, Gulf Wind, and Henvey Inlet, our projects are subject to certain covenants, events of default and distribution conditions. In addition, the respective credit agreements for each of our unconsolidated investments South Kent, North Kent, Belle River, Grand, and Armow contain certain covenants, events of default and distribution conditions. While terms may vary between the individual credit agreements, the most significant and restrictive include restrictions on the project’s ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business.
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
Japan Credit Facility
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

Tax Equity Partnership
Generally, tax equity partnerships have specific commercial terms that dictate distributions of cash and allocation of tax items among the partners, who are divided into one of two categories: tax equity and cash investor. A disproportionate share of income and cash is given to tax equity in order for them to achieve a target after-tax yield or “flip” near year 10 of project operations. The target yield and flip term vary by agreement and are dependent on project performance. Prior to the flip, tax items (income, PTCs) are commonly allocated 99% to the tax equity. On the other hand, distributable cash is divided among the partners in percentages that do not match the tax items. Cash distribution percentages can be temporarily increased for tax equity in the event that certain cumulative distribution thresholds are not achieved. This has occurred for certain projects in 2019 and may occur for additional projects in 2020. Once tax equity reaches their target yield, the allocations and distributions “flip” to different amounts. After the flip, income and cash are typically allocated 5% to the tax equity and 95% to the cash investor. REC sales are often specially addressed in each agreement with most of the cash and income directed to the cash investor both pre and post-flip.
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
Commodity Price Risk
We manage our commodity price risk for electricity sales primarily through the use of fixed price long-term power purchase agreements with creditworthy counterparties. Our financial results reflect approximately 491,576 MWh of electricity sales in the year ended December 31, 2019 that were subject to spot market pricing. A hypothetical increase or decrease of 10% or $3.18 per MWh in the merchant market prices would have increased or decreased revenue by $2 million for the year ended December 31, 2019.
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
Interest Rate Risk
As of December 31, 2019, our long-term debt includes both fixed and variable rate debt. As long-term debt is not carried at fair value on the consolidated balance sheets, changes in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments prior to their maturity. The fair market value of our outstanding convertible senior notes, or "debentures," is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our Class A common stock increases and decrease as the market price of our Class A common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent that changes in the fair value of the debentures or value of Class A common stock permit the holders of the debentures to convert into shares. As of December 31, 2019, the estimated fair value of our debt was $3.4 billion and the carrying value of our debt was $3.4 billion. The fair value of variable interest rate long-term debt is approximated by its carrying cost. A hypothetical increase or decrease in market interest rates by 1% would have resulted in a $34 million decrease or $43 million increase in the fair value of our fixed rate debt.
We are exposed to fluctuations in interest rate risk as a result of our variable rate debt and outstanding amounts due under our revolving credit facilities. As of December 31, 2019, $350 million was outstanding under our revolving credit facilities. A hypothetical increase or decrease in interest rates by 1% would have a $4 million impact on interest expense for the year ended 2018.
We may use a variety of derivative instruments, with respect to our variable rate debt, to manage our exposure to fluctuations in interest rates, including interest rate swaps and interest rate caps. As a result, our interest rate risk is limited to the unhedged portion of the variable rate debt. As of December 31, 2019, the unhedged portion of our variable rate debt was $537 million. A hypothetical increase or decrease in interest rates by 1% would have a $5 million impact to interest expense for the year ended December 31, 2019.
Foreign Currency Exchange Rate Risk
Our wind power projects are located in the United States, Canada and Japan. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. When the U.S. dollar strengthens against foreign currencies, the relative value in revenue earned in the respective foreign currency decreases. When the U.S. dollar weakens against foreign currencies, the relative value in revenue earned in the respective foreign currency increases. A majority of our power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar. For the year ended December 31, 2019, our financial results included C$204 million of net income and ¥1,046 million of net loss from our Canadian and Japanese operations, respectively. A hypothetical increase or decrease of 10% in exchange rates between the Canadian and U.S. dollar would have increased or decreased net earnings of our Canadian and Japanese operations by $16 million and $10 million for the years ended December 31, 2019 and 2018, respectively.
We have established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in our cash flow, which may have an adverse impact to our short-term liquidity or financial condition. For the year ended December 31, 2019, we recognized a gain on foreign currency forward contracts of $4 million in gain (loss) on derivatives in the consolidated statements of operations due to the strengthening of the U.S. dollar.
As of December 31, 2019, a 10% devaluation in the Canadian dollar and Japanese yen to the United States dollar would result in our consolidated balance sheets being negatively impacted by a $307 million cumulative translation adjustment in accumulated other comprehensive loss.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting, which appears herein.
Changes in Internal Control Over Financial Reporting
Management continuously reviews internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.
None

PART III
Certain information required by Part III is omitted from this Form 10-K because the registrant intends to file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders, or the 2020 Proxy Statement, within 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. In the event the registrant does not file the 2020 Proxy Statement within such period, the registrant intends to provide such Part III information by amendment to this Annual Report on Form 10-K filed by April 29, 2020.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required under this Item 10 will be either incorporated by reference from our definitive proxy statement for our 2020 annual meeting of stockholders or provided by amendment to this Annual Report on Form 10-K filed by April 29, 2020.

Item 11.	Executive Compensation.
The information required under this Item 11 will be either incorporated by reference from our definitive proxy statement for our 2020 annual meeting of stockholders or provided by amendment to this Annual Report on Form 10-K filed by April 29, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this Item 12 will be either incorporated by reference from our definitive proxy statement for our 2020 annual meeting of stockholders or provided by amendment to this Annual Report on Form 10-K filed by April 29, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required under this Item 13 will be either incorporated by reference from our definitive proxy statement for our 2020 annual meeting of stockholders or provided by amendment to this Annual Report on Form 10-K filed by April 29, 2020.

Item 14.	Principal Accounting Fees and Services.
The information required under this Item 14 will be either incorporated by reference from our definitive proxy statement for our 2020 annual meeting of stockholders or provided by amendment to this Annual Report on Form 10-K filed by April 29, 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a)	Documents filed as part of this report

(1)	Consolidated financial statements—Pattern Energy Group Inc.

	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018	F-4
	Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017	F-5
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017	F-6
	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	F-8
	Notes to Consolidated Financial Statements	F-10

Financial statements—Equity Method Investments
	a) South Kent Wind LP Financial Statements as of December 31, 2019 and December 31, 2018 (unaudited), and for the years ended December 31, 2019, 2018 (unaudited) and 2017	S-1
	b) Grand Renewable Wind LP Financial Statements as of December 31, 2019 and December 31, 2018 (unaudited), and for the years ended December 31, 2019, 2018 (unaudited) and 2017	S-23
	c) SP Armow Wind Ontario LP Financial Statements as of December 31, 2019 (unaudited) and December 31, 2018 (unaudited), and for the years ended December 31, 2019 (unaudited), 2018 (unaudited) and 2017	S-47
	d) K2 Wind Ontario LP Financial Statements for the period January 1, 2018 to December 30, 2018 (unaudited) and the year ended December 31, 2017	S-69

e) Pattern Energy Group 2 LP Financial Statements as of December 31, 2019 and December 31, 2018, and for the years ended December 31, 2019, 2018 and for the period from July 27, 2017 to December 31, 2017
S-84

(2)	Financial statements Schedule—Pattern Energy Group Inc. Parent
	Schedule I - Condensed Parent Company Financial Statements as of December 31, 2019 and December 31, 2018, and for the years ended December 31, 2019, 2018, 2017	S-117

(3)	Exhibits

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

4.6	Description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

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
10.11
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

10.13
Amended and Restated Employment Agreement by and between Pattern Energy Group Inc. and Michael J. Lyon, dated as of November 3, 2019  (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 3, 2019)

10.14
Amended and Restated Employment Agreement by and between Pattern Energy Group Inc. and Hunter H. Armistead, dated as of November 3, 2019  (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 3, 2019)

10.15
Amended and Restated Employment Agreement by and between Pattern Energy Group Inc. and Esben W. Pedersen, dated as of November 3, 2019  (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated November 3, 2019)

10.16
Amended and Restated Employment Agreement by and between Pattern Energy Group Inc. and Daniel M. Elkort, dated as of November 3, 2019  (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated November 3, 2019)

10.17
Assignment and Assumption of Lease and Consent of Landlord Agreement, effective as of January 1, 2016, by and between Pattern Energy Group LP, Pattern Energy Group Inc., and AMB Pier One, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 25, 2016).

10.18
Purchase Rights Agreement among Pattern Energy Group Inc., Pattern Energy Group 2 LP, and (solely with respect to Article III thereto) Pattern Energy Group Holdings 2 LP and Pattern Energy Group Holdings 2 GP LLC, dated as of December 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 8, 2016).

10.19
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

10.25
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

Exhibit No.	Description Of Exhibits
10.30
Amended and Restated Limited Partnership Agreement among Pattern Canada Finance Company ULC, Vertuous Energy Canada Inc. and Meikle Wind Energy Corp. dated as of August 10, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 14, 2017).

10.31
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

10.33
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

10.37
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

10.43
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

10.45
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

Exhibit No.	Description Of Exhibits
10.48
Memorandum of Understanding dated as of August 16, 2018 entered into by Pattern Gulf Wind Holdings LLC and Pattern Western Development LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 28, 2018).

10.49
Purchase and Sale Agreement by and among Pattern Energy Group Inc., Vertuous Energy LLC, and Pattern Energy Group 2 LP, dated as of November 20, 2018 (Stillwater) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 20, 2018.

10.50
Amended and Restated Limited Liability Company Agreement of Stillwater New B Member LLC, between Pattern US Finance Company LLC and Vertuous Energy LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 20, 2018).

10.51
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

10.53
Intellectual Property Rights Purchase and Transfer Agreement effective March 26, 2019 between the Company and Pattern Energy Group LP (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 29, 2019).

10.54
Amendment No. 1 to Second Amended and Restated Credit and Guaranty Agreement dated March 5, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2018)

10.55
Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement dated July 31, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 6, 2019)

10.56
Purchase and Sale Agreement by and among Pattern Energy Group Inc., Vertuous Energy Trust and Pattern Energy Group LP, dated as of August 2, 2019 (Belle River) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 6, 2019)

10.57
Purchase and Sale Agreement by and among Pattern Energy Group Inc. and Pattern Energy Group LP, dated as of August 2, 2019 (North Kent) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 6, 2019)

10.58
Amended and Restated Limited Partnership Agreement among Pattern Canada Finance Company ULC, Vertuous Energy Trust and Pattern Belle River GP Holdings Inc. dated as of August 2, 2019 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 6, 2019)

10.59
Unanimous Shareholders Agreement among Pattern Canada Finance Company ULC, Vertuous Energy Trust and Pattern Belle River GP Holdings Inc. dated as of August 2, 2019 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 6, 2019)

10.60
Purchase and Sale Agreement by and among Pattern Energy Group Inc., Vertuous Energy LLC, Pattern Grady Holdings LLC and Pattern Energy Group 2 LP, dated as of October 10, 2019 (Grady PSA)(Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 10, 2019)

10.61
Second Amended and Restated Limited Liability Company Agreement of Grady B Member LLC, between Pattern US Finance Company LLC and Vertuous Energy LLC, dated as of October 10, 2019 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 10, 2019)

10.62
Reimbursement Agreement between Pattern Energy Group Inc. and Public Sector Pension Investment Board, dated as of October 10, 2019 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 10, 2019)

10.63
Purchase and Sale Agreement by and among Pattern Canada Finance Company ULC and Pattern Energy Group LP, dated as of October 10, 2019 (Henvey Inlet PSA)(Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 10, 2019)

10.64
Henvey Inlet Consent and ROFO Agreement between Public Sector Pension Investment Board and Pattern Energy Group Inc., dated as of October 1, 2019 (Henvey Inlet ROFO Agreement)(Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated October 10, 2019)

10.65
Purchase and Sale Agreement by and among Pattern Renewables LP and Pattern US Finance Company LLC, dated as of October 10, 2019 (Earnout Acquisition Agreement)(Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated October 10, 2019)

10.66
Securities Purchase and Rights Agreement among Pattern Energy Group Inc. and each of the purchasers of Series A Preferred Stock listed therein, dated as of October 10, 2019 (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated October 10, 2019)

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description Of Exhibits

23.2**	Consent of Independent Registered Public Accounting Firm

23.3**	Consent of PricewaterhouseCoopers LLP

23.4**	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included in the signature pages to this filing).

31.1**	Certifications of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certifications of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

*	These certifications accompany this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.

**    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 2, 2020	Pattern Energy Group Inc.
		By	/s/ Michael M. Garland
Michael M. Garland
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kim H. Liou, Michael J. Lyon, and Esben W. Pedersen and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL M. GARLAND	Chief Executive Officer and Director of Pattern Energy Group Inc. (Principal Executive Officer)	March 2, 2020
Michael M. Garland

/s/ ALAN R. BATKIN	Director and Chairman of Pattern Energy Group Inc.	March 2, 2020
Alan R. Batkin

/s/ THE LORD BROWNE OF MADINGLEY	Director of Pattern Energy Group Inc.	March 2, 2020
The Lord Browne of Madingley

/s/ RICHARD A. GOODMAN	Director of Pattern Energy Group Inc.	March 2, 2020
Richard A. Goodman

/s/ DOUGLAS G. HALL	Director of Pattern Energy Group Inc.	March 2, 2020
Douglas G. Hall

/s/ PATRICIA M. NEWSON	Director of Pattern Energy Group Inc.	March 2, 2020
Patricia M. Newson

/s/ MONA K. SUTPHEN	Director of Pattern Energy Group Inc.	March 2, 2020
Mona K. Sutphen

/s/ ESBEN W. PEDERSEN	Chief Financial Officer of Pattern Energy Group Inc. (Principal Financial Officer)	March 2, 2020
Esben W. Pedersen

/s/ RICHARD A. OSTBERG	Senior Vice President, Chief Accounting Officer Pattern Energy Group Inc. (Principal Accounting Officer)	March 2, 2020
Richard A. Ostberg

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Pattern Energy Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pattern Energy Group Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) as of December 31, 2019 and 2018 and for the years then ended (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Hypothetical Liquidation at Book Value (HLBV) Calculation for the Grady Project

As described in Notes 2 and 5 to the consolidated financial statements, on October 10, 2019, the Company acquired a 51% ownership interest in Grady B Member LLC, which owns 100% of the Class B Units in Grady Energy Holdings LLC, which owns 100% of the membership interests in Grady Wind Energy Center, LLC (“Grady”) for aggregate consideration of $84 million, net of cash acquired. The Company consolidates Grady and reports its 51% of the Class B membership interest as controlling equity; and 49% of the Class B membership interest as noncontrolling interest combined with another acquired noncontrolling interest totals $295 million. As disclosed by management, for those projects where economic benefits are not allocated based on pro rata ownership percentage, management has determined that the appropriate methodology for calculating the noncontrolling interest balances that reflects the substantive economic arrangements in the operating agreements is a balance sheet approach using the hypothetical liquidation at book value (HLBV) method.

The principal considerations for our determination that performing procedures relating to the HLBV calculation for the Grady project is a critical audit matter are there was significant complexity and judgment by management in applying the HLBV method to determine the amount the noncontrolling membership interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the operating agreement. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the accuracy of the HLBV independent estimate against applicable operating agreements in the initial year. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s preparation and review of the HLBV calculation for the Grady project, including consideration of management’s assumptions related to the allocation of earnings to membership interests. These procedures also included, among others (i) the use of professionals with specialized skill and knowledge to assist in developing an independent estimate of taxable income and targeted equity investor return based on operating agreements to determine the income or loss attributable to the Company’s noncontrolling interest, (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate, (iii) testing the completeness and accuracy of data provided by management and used as the inputs into the independent estimate, and (iv) evaluating the accuracy of the HLBV independent estimate against applicable operating agreements in the initial year.

Initial Accounting Assessment of Variable Interest Entities (VIEs)

As described in Notes 2, 5, and 9 to the consolidated financial statements, the Company completed its acquisitions of Belle River and North Kent in Q3 2019 for total consideration paid of $18 million and $26 million, respectively, and Grady and Henvey Inlet in Q4 2019 for total consideration paid, net of cash acquired, of $84 million and $172 million, respectively. An entity is considered to be a variable interest entity (VIE) if (i) the entity does not have enough equity to finance its own activities without additional support, (ii) the entity’s at-risk equity holders lack the characteristics of a controlling financial interest, or (iii) the entity is structured with non-substantive voting rights. The Company consolidates a VIE where the Company is the primary beneficiary. To the extent the entity is not consolidated, the Company uses the equity method of accounting.

The principal considerations for our determination that performing procedures relating to the initial accounting assessment of VIEs is a critical audit matter are there was significant complexity and judgment by management in the assessment of whether the entity’s at-risk equity holders lack the characteristics of a controlling financial interest and if the Company’s interest in an entity qualifies as the entity’s primary beneficiary, thus requiring consolidation of the entity. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the audit evidence obtained related to the initial accounting assessment of VIEs, specifically evaluation of whether the entity’s at-risk equity holders lack the characteristics of a controlling financial interest and if the Company’s interest in an entity qualifies as the entity’s primary beneficiary. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the initial accounting for VIEs. These procedures also included, among others, evaluating management’s assessment of whether an entity meets the criteria of a VIE, including the assessment of whether the Company’s interest qualifies as the primary beneficiary or as a noncontrolling interest. Professionals with specialized skill and knowledge were used to assist in the evaluation of audit evidence related to whether the entity’s at-risk equity holders lack the characteristics of a controlling financial interest and if the Company’s interest in an entity qualifies as the entity’s primary beneficiary.

Preferred Shares Issuance

As described in Notes 2, 12 and 17 to the consolidated financial statements, on October 25, 2019, the Company issued 10.4 million shares of Series A Perpetual Preferred Stock (“Preferred Shares”) with a value of $260 million (par value of $0.01 per share) at a 1.5% discount, for a cash purchase price of $24.625 per share and aggregate net proceeds to the Company of $256 million. Mezzanine equity classification is required when preferred stock is redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the shareholder, or (iii) upon the occurrence of an event that is not solely within the control of the reporting entity. The Preferred Shares are contingently redeemable at the option of the holder on or after the fifteenth anniversary of the issuance after a permitted private change of control or upon a pre-defined change of control event. Management has determined that certain components of the Preferred Shares were not clearly and closely related to the economic characteristics and risks of the host contract and therefore were required to be bifurcated and accounted for as an embedded derivative instrument. The Company considers the embedded derivative as a non-designated derivative instrument and changes in fair value are recorded in gain (loss) on derivatives in the consolidated statements of operations.

The principal considerations for our determination that performing procedures relating to the Preferred Shares issuance is a critical audit matter are there was significant complexity and judgment by management in the mezzanine equity balance sheet classification and identification of embedded derivatives, specifically the criteria that the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the audit evidence obtained related to preferred shareholders’ contingent redemption rights that are outside the Company’s control to determine mezzanine equity balance sheet classification, and evaluation of embedded derivative features, specifically the criteria that the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the Preferred Shares issuance. These procedures also included, among others (i) evaluating management’s assessment of preferred shareholders’ contingent redemption rights that are outside the Company’s control to determine mezzanine equity balance sheet classification, and (ii) evaluating embedded derivative features, specifically the criteria that the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract. Professionals with specialized skill and knowledge were used to assist in the evaluation of audit evidence related to the mezzanine equity balance sheet classification and identification of embedded derivatives of the Preferred Shares.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 2, 2020

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pattern Energy Group Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 2017 of Pattern Energy Group Inc. (the Company), and the related notes and financial statement Schedule I listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of Pattern Energy Group Inc.’s operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of SP Armow Wind Ontario LP, South Kent Wind LP and Grand Renewable Wind LP partnerships in which the Company has a 50%, 50% and 45% interest, respectively. In the consolidated financial statements, the Company’s equity in the net earnings (losses) of SP Armow Wind Ontario LP, South Kent Wind LP and Grand Renewable Wind LP is stated at $46,000,000 for the year ended December 31, 2017. The statements for SP Armow Wind Ontario LP, South Kent Wind LP and Grand Renewable Wind LP were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for SP Armow Wind Ontario LP, South Kent Wind LP and Grand Renewable Wind LP, is based solely on the reports of the other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2012 to 2018
San Francisco, California
March 1, 2018

Pattern Energy Group Inc. Consolidated Balance Sheets (In millions of U.S. dollars, except share and par value data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents (Note 8)	$156	$101
Restricted cash (Note 8)	—	4
Counterparty collateral (Note 8)	—	6
Trade receivables (Note 8)	81	50
Related party receivable	17	7
Derivative assets, current (Note 8)	3	14
Prepaid expenses (Note 8)	15	18
Deferred financing costs, current, net of accumulated amortization of $6 and $3 as of December 31, 2019 and December 31, 2018, respectively	2	2
Sales tax receivable	33	1
Notes receivable, current (Note 8)	13	—
Other current assets (Note 8)	17	8
Total current assets	337	211
Restricted cash (Note 8)	63	18
Major construction advances (Note 8)	39	84
Construction in progress (Note 8)	545	259
Property, plant and equipment, net (Note 8)	4,818	4,119
Unconsolidated investments (Note 8)	298	270
Derivative assets	8	9
Deferred financing costs (Note 8)	9	8
Net deferred tax assets	2	5
Intangible assets, net (Note 8)	808	219
Goodwill	58	58
Notes receivable (Note 8)	79	—
Other assets (Note 8)	109	34
Total assets	$7,173	$5,294

(Continued)

Pattern Energy Group Inc. Consolidated Balance Sheets (In millions of U.S. dollars, except share and par value data)

	December 31,
	2019	2018
Liabilities, mezzanine equity and equity
Current liabilities:
Accounts payable and other accrued liabilities (Note 8)	$68	$67
Accrued construction costs (Note 8)	112	27
Counterparty collateral liability (Note 8)	—	6
Accrued interest (Note 8)	15	14
Dividends payable	46	42
Derivative liabilities, current (Note 8)	12	2
Revolving credit facility, current	75	198
Current portion of long-term debt, net (Note 8)	414	56
Contingent liabilities, current	133	31
Asset retirement obligations, current (Note 8)	21	24
Other current liabilities (Note 8)	33	11
Total current liabilities	929	478
Revolving credit facility	25	25
Long-term debt, net (Note 8)	2,887	2,004
Derivative liabilities (Note 8)	103	31
Net deferred tax liabilities	151	117
Intangible liabilities, net	44	56
Contingent liabilities	35	142
Asset retirement obligations (Note 8)	242	185
Other long-term liabilities (Note 8)	146	71
Contract liability	27	26
Total liabilities	4,589	3,135
Commitments and contingencies (Note 21)
Mezzanine equity
Series A Preferred Stock, $0.01 par value per share; 100,000,000 preferred shares authorized; 10,400,000 and 0 shares of Series A Preferred Stock outstanding as of December 31, 2019 and December 31, 2018, respectively	234	—
Equity:
Class A common stock, $0.01 par value per share; 500,000,000 shares authorized; 98,199,909 and 98,051,629 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	968	1,130
Accumulated loss	(58)	(27)
Accumulated other comprehensive loss	(69)	(52)
Treasury stock, at cost; 289,690 and 223,040 shares of Class A common stock as of December 31, 2019 and December 31, 2018, respectively	(6)	(5)
Total equity before noncontrolling interests	836	1,047
Noncontrolling interests	1,514	1,112
Total equity	2,350	2,159
Total liabilities, mezzanine equity and equity	$7,173	$5,294

(Concluded)
See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Operations (In millions of U.S. dollars, except share data)

	Year ended December 31,
	2019	2018	2017
Revenue:
Electricity sales	$517	$464	$402
Other revenue	24	19	9
Total revenue	541	483	411
Cost of revenue:
Project expense	166	143	130
Transmission costs	25	26	19
Depreciation, amortization and accretion	318	250	199
Total cost of revenue	509	419	348
Gross profit	32	64	63
Operating expenses:
General and administrative	47	40	39
Development expense	14	—	—
Related party general and administrative	18	15	14
Impairment expense	—	7	—
Total operating expenses	79	62	53
Operating income (loss)	(47)	2	10
Other income (expense):
Interest expense	(111)	(109)	(102)
Gain (loss) on derivatives	6	17	(10)
Earnings in unconsolidated investments, net	107	1	42
Early extinguishment of debt	—	(6)	(9)
Net earnings (loss) on transactions	(14)	69	(1)
Other income (expense), net	(5)	(11)	—
Total other expense	(17)	(39)	(80)
Net loss before income tax	(64)	(37)	(70)
Income tax provision	43	32	12
Net loss	(107)	(69)	(82)
Net loss attributable to noncontrolling interests	(76)	(211)	(64)
Net income (loss) attributable to Pattern Energy	(31)	142	(18)
Series A preferred stock dividends	(4)	—	—
Net income (loss) attributable to common shareholders	$(35)	$142	$(18)

Weighted average number of common shares outstanding
Basic	97,603,555	97,456,407	89,179,343
Diluted	97,603,555	97,651,501	89,179,343
Net income (loss) per share attributable to Pattern Energy
Basic	$(0.35)	$1.45	$(0.20)
Diluted	$(0.35)	$1.45	$(0.20)

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. Dollars)

	Year ended December 31,
	2019	2018	2017
Net loss	$(107)	$(69)	$(82)
Other comprehensive income (loss):
Change in foreign currency translation, net of tax impact of zero, zero and $(4), respectively	21	(37)	15
Cash flow hedge activity:
Change in unrealized losses on cash flow hedges, net of tax impact of $3, $3 and ($1), respectively	(28)	(4)	(3)
Reclassifications to net loss, net of tax impact of $(1), $(1) and $(1), respectively	3	5	11
Total change in cash flow hedge activity	(25)	1	8
Other comprehensive income related to equity method investee net of tax impact of $1, less than $1 and $(5), respectively	(1)	2	14
Total other comprehensive income (loss), net of tax	(5)	(34)	37
Comprehensive loss	(112)	(103)	(45)
Less comprehensive loss attributable to noncontrolling interests, net of tax impact of less than $1 million for all years presented	(64)	(219)	(63)
Comprehensive income (loss) attributable to Pattern Energy	(48)	116	$18
Series A preferred stock dividends	(4)	—	—
Comprehensive income (loss) attributable to common shareholders	$(52)	$116	$18

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statement of Stockholders’ Equity (In millions of U.S. Dollars, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2016	87,521,651	$1	(110,964)	$(3)	$1,146	$(94)	$(62)	$988	$891	$1,879
Issuance of Class A common stock, net of issuance costs	10,268,261	—	—	—	237	—	—	237	—	237
Issuance of Class A common stock under equity incentive award plan, net	227,948	—	—	—	—	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(46,848)	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	5	—	—	5	—	5
Dividends declared ($1.67 per Class A common share)	—	—	—	—	(151)	—	—	(151)	—	(151)
Acquisitions	—	—	—	—	—	—	—	—	390	390
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(20)	(20)
Partial sale of subsidiary	—	—	—	—	(2)	—	—	(2)	56	54
Net loss	—	—	—	—	—	(18)	—	(18)	(64)	(82)
Other comprehensive income, net of tax	—	—	—	—	—	—	36	36	1	37
Balances at December 31, 2017	98,017,860	1	(157,812)	(4)	1,235	(112)	(26)	1,094	1,254	2,348
Issuance of Class A common stock under equity incentive award plan, net	256,809	—	—	—	—	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(65,228)	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	4	—	—	4	—	4
Dividends declared ($1.69 per Class A common share)	—	—	—	—	(109)	(57)	—	(166)	—	(166)
Acquisitions	—	—	—	—	—	—	—	—	49	49
Sale of subsidiaries	—	—	—	—	—	—	—	—	(32)	(32)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	98	98
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(38)	(38)
Net income (loss)	—	—	—	—	—	142	—	142	(211)	(69)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(26)	(26)	(8)	(34)
Balances at December 31, 2018	98,274,669	1	(223,040)	(5)	1,130	(27)	(52)	1,047	1,112	2,159
Issuance of Class A common stock under equity incentive award plan, net	214,930	—	—	—	—	—	—	—	—	—
Repurchase of shares for employee tax withholding	—	—	(66,650)	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	5	—	—	5	—	5
Dividends declared ($0.379 per Series A Preferred Stock)	—	—	—	—	(4)	—	—	(4)	—	(4)
Dividends declared ($1.69 per Class A common share)	—	—	—	—	(166)	—	—	(166)	—	(166)
Acquisitions	—	—	—	—	—	—	—	—	479	479
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	28	28
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(41)	(41)
Other	—	—	—	—	3	—	—	3	—	3
Net loss	—	—	—	—	—	(31)	—	(31)	(76)	(107)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(17)	(17)	12	(5)
Balances at December 31, 2019	98,489,599	$1	(289,690)	$(6)	$968	$(58)	$(69)	$836	$1,514	$2,350

See accompanying notes to consolidated financial statements.

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In millions of U.S. dollars)

	Year ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(107)	$(69)	$(82)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	353	280	215
Impairment expense	—	7	—
Loss on derivatives	5	4	16
Stock-based compensation	5	5	5
Deferred taxes	38	16	15
Earnings in unconsolidated investments, net	(107)	(1)	(41)
Distributions from unconsolidated investments	40	48	54
Gain on transactions	—	(71)	—
Early extinguishment of debt	—	6	9
Other reconciling items	—	1	(5)
Changes in operating assets and liabilities:
Counterparty collateral asset	6	24	14
Trade receivables	(13)	1	(10)
Other current assets	(19)	15	(14)
Other assets (non-current)	(11)	(6)	2
Accounts payable and other accrued liabilities	(24)	3	18
Counterparty collateral liability	(6)	(24)	(14)
Contract liability	—	34	—
Other current liabilities	(1)	26	15
Other long-term liabilities	3	(20)	21
Contingent liabilities	5	—	—
Net cash provided by operating activities	167	279	218
Investing activities
Cash paid for acquisitions and investments, net of cash and restricted cash acquired	(326)	(415)	(297)
Proceeds from sale of investments, net of cash and restricted cash distributed	—	214	—
Capital expenditures	(264)	(181)	(44)
Distributions from unconsolidated investments	131	10	13
Other assets	(8)	(1)	8
Issuance of notes receivable	(4)	—	—
Net cash used in investing activities	(471)	(373)	(320)

Pattern Energy Group Inc. Consolidated Statements of Cash Flows (In millions of U.S. dollars)

	Year ended December 31,
	2019	2018	2017
Financing activities
Proceeds from preferred share offering	256	—	—
Proceeds from common share offering	—	—	237
Dividends paid	(165)	(165)	(145)
Preferred share issuance costs	(1)	—	—
Capital contributions - noncontrolling interests	28	98	—
Capital distributions - noncontrolling interests	(41)	(38)	(20)
Payment for financing fees	(5)	(9)	(16)
Proceeds from short-term debt	612	562	333
Repayment of short-term debt	(654)	(402)	(513)
Proceeds from long-term debt and other	454	226	694
Repayment of long-term debt and other	(57)	(186)	(483)
Cash paid for contingent consideration	(21)	—	—
Proceeds (payments) for termination of designated derivatives	(3)	1	(14)
Disposition of controlling interest, net	—	—	58
Other financing activities	(3)	(4)	(6)
Net cash provided by financing activities	400	83	125
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(4)	6
Net change in cash, cash equivalents and restricted cash	96	(15)	29
Cash, cash equivalents and restricted cash at beginning of period	123	138	109
Cash, cash equivalents and restricted cash at end of period	$219	$123	$138
Supplemental disclosures
Cash payments for income taxes	$16	$2	$—
Cash payments for interest expense	$100	$97	$86
Schedule of non-cash activities
Change in property, plant and equipment	$33	$224	$2
Change in additional paid-in capital	$2	$—	$(2)
Accrual of equity issuance costs	$1	$—	$—
Preferred share dividends declared	$4	$—	$—
Purchase consideration	$3	$—	$—
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
Proposed Merger
On November 3, 2019, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Pacific US Inc. (Parent), a Delaware corporation which is an indirect wholly-owned subsidiary of Canada Pension Plan Investment Board (CPP Investments), and with Pacific BidCo US Inc. (BidCo), a Delaware corporation and wholly-owned subsidiary of Parent, pursuant to which Parent has agreed to acquire the Company for $26.75 per share in an all-cash transaction. The transaction is expected to close shortly following receipt of shareholder approval. A shareholders’ meeting has been scheduled for March 10, 2020. For the year ended December 31, 2019, the Company incurred approximately $10 million in transaction related costs as a result of the Merger Agreement.
Parent has obtained equity and debt financing commitments to finance the transactions contemplated by the Merger Agreement and to pay related fees and expenses, including a commitment from CPP Investments and certain institutional lenders. The obligations under such commitments are subject to a number of customary conditions. The Merger Agreement contains certain termination rights for the Company and Parent. Among such rights, and subject to certain limitations, either the Company or Parent may terminate the Merger Agreement if not completed by August 4, 2020, subject to extension to November 4, 2020 at the option of either party should any regulatory approvals remain outstanding.
CPP Investments, Riverstone, and certain members of management concurrently entered into an agreement pursuant to which, at or following the completion of the Merger Agreement, CPP Investments, Riverstone, and certain members of management will combine Pattern Development under common ownership with the Company.
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

	December 31,
	2019	2018	2017
Cash and cash equivalents	$156	$101	$117
Restricted cash - current	—	4	9
Restricted cash	63	18	12
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$219	$123	$138

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
Sales Tax Receivable
Sales tax receivable includes consumption or sales taxes paid by the Company most of which relate to exempt construction costs at Tsugaru and are expected to be reimbursed by the local Japan tax authorities.
Counterparty Collateral and Collateral Liability
As a result of a counterparty's credit rating downgrade, the Company received collateral related to an energy derivative agreement, as discussed in Note 12, Derivative Instruments. The Company did not have the right to pledge, invest, or use the collateral for general corporate purposes. The energy derivative expired in April 2019. As of December 31, 2019, the Company returned the counterparty's collateral.
Trade Receivables
The Company’s trade receivables are generated by selling energy and renewable energy credits primarily to creditworthy utilities and large commercial companies. The Company believes that all amounts are collectible and an allowance for doubtful accounts is not required as of December 31, 2019 and 2018. Although PG&E and PREPA, offtakers for Hatchet Ridge and Santa Isabel, respectively, have filed for reorganization and debt restructuring, the Company has assessed and determined that trade receivables at Hatchet Ridge and Santa Isabel were not impaired as of December 31, 2019. The Company will continue to monitor PG&E's and PREPA's proceedings and reassess for impairment.

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
Contracts used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as NPNS. As NPNS contracts qualify for a scope exception to derivative accounting, contracts associated with the sale of energy are recognized as electricity sales when revenue recognition criteria are met and contracts associated with the production of electricity are recognized as project expense when incurred on the consolidated statements of operations.
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
Fair Value of Financial Instruments
Accounting Standards Codification (ASC) 820, Fair Value Measurement, defines fair value as the price at which an asset could be exchanged or a liability transferred in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or derived from such prices. Where observable prices or inputs are not available, valuation models are applied which may involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. See Note 15, Fair Value Measurement.
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
The Company generally amortizes PPAs using the straight-line method over the remaining term of the related PPA. The Company amortizes land easements, land options, tax savings and mining rights using the straight-line method over the term of their estimated useful lives, which represents the term of the land easements, land option, tax savings and mining rights agreements, ranging from approximately 12 to 50 years. The Company periodically evaluates whether events or changes in circumstances have occurred that indicate the carrying amount of long-lived intangible assets may not be recoverable, or information indicates that impairment may exist.
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
If the Company meets the criteria for assets held for sale, to calculate the fair value of the assets less costs to sell, the Company considers factors including current sales prices and any recent legitimate offers. If the estimated fair value less costs to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less costs to sell. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in the Company's historical analysis. The Company's assumptions about project sale prices require significant judgment because the current market is highly sensitive to changes in economic conditions. The Company estimates the fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in additional impairments if market conditions deteriorate. When assets are classified as held for sale, the Company does not continue to record depreciation or amortization for the respective assets. For the year ended December 31, 2018, the Company recognized impairment expense of $7 million related to the sale of the Company's Chilean entities. See Note 4, Divested Operations. There was no impairment expense recognized for the years ended December 31, 2019 and 2017.

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
When the Company receives distributions in excess of the carrying value of its investment, and the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support, the Company recognizes such excess distributions as equity method earnings in the period the distributions occur. Additionally, when the Company's carrying value in an unconsolidated investment is zero and the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support, the Company will not recognize equity in earnings (losses) or equity in other comprehensive income of unconsolidated investments. When the investee subsequently reports income, the Company does not record its share of such income until it equals the amount of distributions in excess of the carrying value that were previously recognized in income and previously unrecognized losses. During the years ended December 31, 2019, 2018, and 2017, the Company had no such obligations, commitments or requirements to provide additional funding for unconsolidated investments with carrying values below zero during such years. Profits or losses related to intra-entity transactions with an equity method investment are eliminated until realized by the Company.
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
For the noncontrolling interests in the Company’s Panhandle 1, Panhandle 2, Post Rock, Logan's Gap, Amazon Wind, Broadview Holdings, Stillwater, and Grady, the Company has determined that the operating partnership agreements do not allocate economic benefits pro rata to its two classes of investors and the appropriate methodology for calculating the noncontrolling interest balance that reflects the substantive profit sharing arrangement is a balance sheet approach using the hypothetical liquidation at book value (HLBV) method.

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
Accounting for Re-powering
The Company's commitment to a plan to re-power a project represents the decision to abandon the existing long-lived asset. The decision to abandon a long-lived asset is viewed as an indicator of impairment, and as such a recoverability test is required. If the recoverability test indicates that the carrying value is not recoverable, the fair value of the existing asset is compared to its net carrying value. If the fair value of the asset is less than its net carrying value, an impairment expense for the difference is recorded. The remaining useful life of the existing asset represents the period between the date the Company is committed to a plan to abandon the asset and the removal date. Due to the change in useful life, the Company will revise the estimated future cash flows of the asset retirement obligation. As a result, the Company will accelerate depreciation expense and accretion expense. In 2018, the Company committed to a plan to repower its Gulf Wind facility, as such the Company performed a recoverability test. The Company passed the recoverability test and did not recognize an impairment. The Company revised the depreciable life for the portion of the Gulf Wind facility it expects to abandon by April 2020.
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
Contract Liability
Contract liability presented on the consolidated balance sheets represents advance payments the Company has received under a power purchase agreement. As the power purchase agreement is an operating lease, the advanced lease payments will be recorded as lease revenue on a straight-line basis over the 25-year term of the agreement.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables, reimbursable interconnection costs and derivative instruments. The Company’s cash and cash equivalents are with high quality institutions. The Company has exposure to credit risk to the extent cash and cash equivalent balances, including restricted cash, exceed amounts covered by federal deposit insurance; however, the Company believes that its credit risk is immaterial. In addition, reimbursable interconnection costs are with large creditworthy utility companies and the Company’s derivative instruments are placed with counterparties that are creditworthy institutions. The Company generally does not require collateral. Although PG&E and PREPA, offtakers for Hatchet Ridge and Santa Isabel, respectively, have filed for reorganization and debt restructuring, the Company has assessed and determined that trade receivables at Hatchet Ridge and Santa Isabel were not impaired as of December 31, 2019.
The table below presents significant customers who accounted for greater than 10% of total revenue, PREPA and PG&E for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
	Revenue	Revenue	Revenue
PG&E	4.9%	5.3%	6.8%
PREPA	4.0%	4.1%	4.2%
San Diego Gas & Electric	11.4%	12.2%	13.4%
Southern California Edison Company	11.1%	11.9%	5.8%

Revenue Recognition
The Company sells electricity and related RECs under the terms of PSAs or at market prices. The Company generally accounts for PSAs as either derivative instruments pursuant to ASC 815 (as defined below) or contracts with customers pursuant to ASC 606 (as defined below). As a result of the adoption of ASC 842 (as defined below) on January 1, 2019, the Company does not expect future PSAs entered into to meet the definition of a lease. Furthermore, to the extent that PSAs meet the definition of derivatives but qualify for the NPNS scope exception, as defined in ASC 815, the Company elects NPNS scope exception, as PSAs are generally settled by physical delivery. As such, the Company primarily accounts for its PSAs in accordance with ASC 606. Prior to January 1, 2019, a majority of the Company's revenues were accounted for under legacy lease guidance, ASC 840 (as defined below). On January 1, 2019, the Company adopted the new accounting standard ASC 842 and reassessed all of its PSAs. As a result of the adoption, all PSAs previously accounted for under ASC 840 are accounted for under ASC 606. As the Company elected the modified retrospective method, the comparative period has not been restated and continues to be presented in accordance with ASC 840.
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
Mezzanine Equity
Mezzanine equity classification is required in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480) when preferred stock is redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the shareholder or (3) upon the occurrence of an event that is not solely within the control of the reporting entity.
On October 25, 2019, the Company issued Preferred Shares (as defined in Note 17, Redeemable Preferred Stock) in a private placement. The Preferred Shares are contingently redeemable at the option of the holder on or after the fifteenth anniversary of the issuance after a permitted private change of control or upon a pre-defined change of control event. As a result of the holders' contingent redemption rights that are outside the Company's control, the Company has classified the Preferred Shares as mezzanine equity in the consolidated balance sheets. In accordance with ASC 480, subsequent adjustment of the carrying amount is not required until such time that redemption is probable. At such time redemption becomes probable, the Company shall accrete changes in the redemption value over a period to the earliest redemption date using the interest method. As of December 31, 2019, the Company determined that redemption of the Preferred Shares was not probable.

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
Geographic information
The table below provides information, by country, about the Company’s consolidated operations. Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located (in millions):

	Revenue			Property, Plant and Equipment, net
	Year ended December 31,			December 31,
	2019	2018	2017	2019	2018
United States	$390	346	315	$3,184	$3,124
Canada	115	83	62	1,393	745
Japan	36	33	—	241	250
Chile(1)	—	21	34	—	—
Total	$541	$483	$411	$4,818	$4,119

(1)	The Company sold its interest in El Arrayán on August 20, 2018. See Note 4, Divested Operations.
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
The Company adopted the new standard effective January 1, 2019 using a modified retrospective method and did not restate comparative periods. The most significant impact of the adoption was the initial recognition of $65 million of ROU assets and $79 million of lease liabilities for operating leases primarily related to corporate offices and land leases in Japan. The difference between the ROU assets and lease liabilities was primarily due to adjustments to the ROU assets to offset a sublease liability and an intangible leasehold interest liability acquired as part of a past business combination. There was no cumulative-effect adjustment for the adoption and the adoption did not have a significant effect on the Company's consolidated statements of operations. The Company elected the practical expedient related to land easements, allowing the Company to carry forward the accounting treatment for land easements on certain existing agreements as its intangible assets. The Company elected to not separate lease and non-lease components and instead treats them as a single lease component. The Company also elected to not record short-term leases with an initial term of 12 months or less on its consolidated balance sheets. Since the Company did not elect the package of practical expedients to carry forward historical lease classification, embedded leases, or initial direct costs, the Company reassessed its PSAs and land arrangements and determined that all PSAs and the majority of land arrangements were not accounted for as leases under the new standard. The Company further reassessed the PSAs under ASC 815, Derivatives and Hedging (ASC 815) and ASC 606, Revenue from Contracts with Customers (ASC 606) and determined all PSAs previously accounted for under the previous U.S. GAAP leasing standard, ASC 840, Leases (ASC 840) should be accounted for under ASC 606. The reassessment of the PSAs did not have a material impact to the Company's consolidated financial statements. See Note 3, Revenue and Note 13, Leases for further details.
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
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which amends changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty which should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods. Early application is permitted. The adoption is not expected to have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purposes of clarifying certain aspects of ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04), which clarifies the treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (ASU 2019-11), which provides guidance around how to report expected recoveries. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption is not expected to have a material impact on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

3.    Revenue
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
The following table presents the Company's total revenue recognized and, for revenue from contracts with customers, disaggregated by revenue sources (in millions):

	Year ended December 31,
	2019	2018	2017 (1)
Revenue from contracts with customers
Electricity sales
Electricity sales under PSA(2)	$486	$74	$65
Electricity sales to market	22	14	21
Stand-alone REC sales	7	7	7
Electricity sales from contracts with customers	515	95	93
Other revenue
Related party management service fees	9	8	7
Other revenue from contracts with customers	9	8	7
Total revenue from contracts with customers	524	103	100
Other electricity sales (3)	2	369	309
Other revenue	15	11	2
Total revenue	$541	$483	$411

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method as a result of the Company's adoption of ASC 606.

(2)	Includes contracts accounted for under ASC 606 beginning in January 1, 2019 as a result of the adoption of ASC 842.

(3)	Includes revenue from PSAs accounted for as leases prior to the adoption of ASC 842 and energy hedge contracts.
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

Remaining performance obligations represent the transaction price of standalone RECs for which RECs have not been delivered to the customer's account. The transaction price is determined on the basis of the stated contract price multiplied by RECs to be delivered. As of December 31, 2019, approximately $13 million of revenue is expected to be recognized from remaining performance obligations associated with existing contracts for the standalone sale of RECs. The Company expects to recognize revenue on approximately 85% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.
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
Transaction Price Allocated to the Remaining Performance Obligations
The Company expects to recognize revenue under PSAs and related party management service fees in the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted as of December 31, 2019 (in millions):

Amount
2020	$67
2021	67
2022	66
2023	66
2024	66
Thereafter	200
Total	$532

Contract Balances
The Company did not record any contract assets as none of its right to payment was subject to something other than passage of time. The Company, generally, does not record any contract liabilities as it recognizes revenue only at the amount to which it has the right to invoice for the electricity and RECs delivered; therefore, there are no advanced payments or billings in excess of electricity or RECs delivered. However, for one PSA, the Company has a contract liability related to amounts received in advance from the PSA customer for access to the switchyard required in the delivery of electricity. As of December 31, 2019, revenue expected to be recognized from remaining contract liability is approximately $1 million per year for 2020 through 2024 and $21 million thereafter. The Company recognized $1 million as revenue for the year ended December 31, 2019.
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

On August 20, 2018, the Company completed the Chilean Sale for cash proceeds of $70 million. The Company measured impairment expense as the difference between the carrying amount of the net assets and fair value less estimated costs to sell. As a result, the Company recorded a total impairment expense of $7 million for the year ended December 31, 2018 in the consolidated statements of operations. There was no impairment expense related to the Chilean Sale for the year ended December 31, 2017.
The operating results of El Arrayán Wind were included on the consolidated statements of operations through the date of sale.
5.    Acquisitions
All acquisitions completed during 2019 and 2018 were in alignment with the Company's strategy to expand its portfolio of power generating projects.
Henvey Inlet Acquisition
On October 25, 2019, a subsidiary of the Company acquired (1) a 49.99% limited partnership interest in Henvey Inlet, (2) a 49.99% limited partnership interest in HIW Property Holdings LP, (3) 100% of the issued and outstanding shares of Pattern Henvey Inlet GP Holdings Inc., which owns 50% of the issued and outstanding shares of Henvey Inlet Wind GP Inc., which owns a 0.02% general partnership interest in Henvey Inlet, (4) 50% of the issued and outstanding shares of HIW Property Holdings GP Inc., which owns a 0.02% general partnership interest in HIW Property Holdings LP and (5) two promissory notes receivable issued by Nigig Power Corporation. The Company paid aggregate consideration of $172 million, net of cash acquired, and assumed $724 million of debt. Henvey Inlet operates the approximately 300 MW wind project located on the Henvey Inlet First Nation Reserve No. 2, in Ontario, Canada, which commenced commercial operation in the third quarter of 2019. HIW Property Holdings LP owns real estate along Henvey Inlet's transmission line. Nigig Power Corporation, a wholly-owned subsidiary of Henvey Inlet First Nation, are joint venture partners and own the remaining interests. The identifiable assets, operating contracts and liabilities assumed for the Henvey Inlet acquisition were recorded at fair value, which corresponded to the sum of the cash purchase price and the fair value of the other investors' noncontrolling interests. The noncontrolling interest was recorded at fair value estimated using the purchase price paid by such noncontrolling interest pursuant to the purchase and sale agreement. Henvey Inlet was determined to be a VIE, for which the Company is the primary beneficiary. The Company incurred transaction related expenses of less than $1 million which were recorded in net earnings (loss) on transactions in the consolidated statements of operations for the year ended December 31, 2019.
Of the $172 million purchase price, the Company paid $78 million for the two promissory notes receivable which represented face value plus accrued interest. The promissory notes accrue interest at 10% per annum and are expected to be paid by September 30, 2025. The promissory notes were recognized at fair value.
Grady Acquisition
On October 10, 2019, the Company acquired a 51% ownership interest in Grady B Member LLC, which owns 100% of the Class B Units in Grady Energy Holdings LLC, which owns 100% of the membership interests in Grady for aggregate consideration of $84 million, net of cash acquired. Grady operates the approximately 220 MW wind project located in Curry County, New Mexico, which commenced commercial operation in the third quarter of 2019. PSP Investments purchased the remaining 49% ownership interest in Grady B Member LLC for $96 million. The identifiable assets, operating contracts and liabilities assumed for Grady were recorded at fair value, which corresponded to the sum of the cash purchase price and the fair value of the other investors' noncontrolling interests. The noncontrolling interest was recorded at fair value estimated using the purchase price paid by such noncontrolling interest pursuant to the purchase and sale agreement. Grady B Member LLC was determined to be a VIE, for which the Company is the primary beneficiary. The Company incurred transaction related expenses of $1 million which were recorded in net earnings (loss) on transactions in the consolidated statements of operations for the year ended December 31, 2019.
The Company consolidates Grady and reports its 51% of the Class B membership interest as controlling equity; and 49% of the Class B membership interest as noncontrolling interest combined with another acquired noncontrolling interest totals $295 million.
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
Contingent purchase consideration with a fair value of $103 million, subject to foreign currency exchange rate changes, is contingent upon term conversion of the Tsugaru construction loan or the commencement of commercial operations of Tsugaru. Both the term loan conversion and commencement of commercial operations are expected to occur in 2020. Upon the term conversion of the Ohorayama construction loan in June 2018, the Company was obligated to make a $3 million payment, subject to foreign currency exchange rate changes, to Pattern Energy Group LP. The Company paid this consideration in July 2018. See Note 15, Fair Value Measurement for further discussion on the fair value of the contingent consideration. The Company recorded the fair value of the individual assets, operating contracts and assumed liabilities of the Japan acquisition. The noncontrolling interest was recorded at fair value estimated using a projected cash flow stream of distributable cash, discounted to present value with a discount rate reflecting the cost of equity adjusted for control premium. Deferred tax liabilities were established as part of acquisition accounting due to temporary tax to book basis differences as a result of the step up in fair value related to property, plant and equipment, which established goodwill for $60 million. The valuation of certain assets and liabilities in the Japan Acquisition is final as of December 31, 2018. The Japan Acquisition provides the Company with an established presence in Japan to support future growth plans and provides diversification which is of benefit to the risk profile of the Company's overall operating project portfolio.

The aggregate purchase prices of the acquisitions were allocated as follows (in millions):

	December 31,
	2019		2018
	Henvey Inlet(1) (3)	Grady(1) (3)	Japan Acquisition(1)	MSM(2)	Stillwater(2)
Purchase price
Cash paid for acquisitions, net of cash and restricted cash acquired	$172	$84	$158	$31	$111
Contingent consideration	—	—	106	—	—
	$172	$84	$264	$31	$111
Allocation
Property, plant and equipment, net	$645	$332	$269	$270	$120
Construction in progress	—	—	179	—	—
Notes receivable	80	—	—	—	—
Intangibles	533	67	103	—	—
Goodwill	—	—	60	—	—
Other assets acquired	30	7	20	38	4
Debt	(724)	—	(181)	(196)	—
Deferred tax liabilities	—	—	(65)	—	—
Contract liability	—	—	—	(29)	—
Other liabilities assumed	(206)	(27)	(110)	(14)	(13)
Assets and liabilities assumed before noncontrolling interests	358	379	275	69	111
Less: noncontrolling interests	(186)	(295)	(11)	(38)	—
Total consideration allocated to acquired assets and liabilities	$172	$84	$264	$31	$111
(1)     Business Combination
(2)     Asset Acquisition

(3)
The fair value estimates and assumptions for the assets acquired and liabilities assumed are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date).

Supplemental pro forma data (unaudited)
Grady and Henvey Inlet commenced operations in August and September 2019, respectively. Therefore, pro forma data for Grady and Henvey Inlet have not been provided as there is no material difference between pro forma data that give effects to the acquisitions of Grady and Henvey Inlet as if they had occurred on January 1, 2018 and the actual data reported for the year ended December 31, 2019.
Ohorayama commenced operations in March 2018 and until approximately one week before the Company's acquisition, Ohorayama was still under construction. In addition, Tsugaru is expected to commence commercial operations in early to mid-2020. Therefore, pro forma data for Ohorayama and Tsugaru have not been provided as there is no material difference between pro forma data that give effects to the these acquisitions as if they had occurred on January 1, 2017 and the actual data reported for the years ended December 31, 2018 and 2017.

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

Consolidated Statements of Operations Impact of Business Combinations
The following table presents the amounts included in the consolidated statements of operations for all business combinations, since their respective dates of acquisition (in millions):

	Year ended
	December 31, 2019			December 31, 2018
	Henvey Inlet	Grady	Japan Acquisition	Japan Acquisition
Total revenue	18	11	36	33
Total expenses	13	9	52	34
Net income (loss)	5	2	(16)	(1)
Less: net income (loss) attributable to noncontrolling interest	2	(2)	1	1
Net income (loss) attributable to Pattern Energy	3	4	(17)	(2)

6.    Property, Plant and Equipment
The following presents the categories within property, plant and equipment (in millions):

	December 31,
	2019	2018
Operating wind farms	$5,986	$4,972
Transmission line	94	94
Furniture, fixtures and equipment	19	16
Land	4	—
Subtotal	6,103	5,082
Less: accumulated depreciation	(1,285)	(963)
Property, plant and equipment, net	$4,818	$4,119

The Company recorded depreciation expense related to property, plant and equipment of $310 million, $245 million and $195 million for the years ended December 31, 2019, 2018 and 2017, respectively.

7.    Intangible Assets and Liabilities and Goodwill
The following presents the major components of the long-lived intangible assets and liabilities (in millions):

	December 31, 2019
	Weighted Average Remaining Life	Gross	Accumulated Amortization	Net
Intangible assets
Power purchase agreement	19	$819	$(49)	$770
Industrial revenue bond tax savings	24	22	(1)	21
Other intangible assets	31	19	(2)	17
Total intangible assets		$860	$(52)	$808
Intangible liabilities
Power purchase agreement	13	60	(16)	44
Total intangible liabilities		$60	$(16)	$44

	December 31, 2018
	Weighted Average Remaining Life	Gross	Accumulated Amortization	Net
Intangible assets
Power purchase agreement	15	$225	$(31)	$194
Industrial revenue bond tax savings	23	13	(1)	12
Other intangible assets	33	14	(1)	13
Total intangible assets		$252	$(33)	$219
Intangible liability
Power purchase agreement	14	$60	(13)	$47
Leasehold interest	22	9	—	9
Total intangible liabilities		$69	$(13)	$56
Amortization of the PPA asset and PPA liability is reflected in electricity sales in the consolidated statements of operations, which resulted in net reduction of approximately $15 million, $9 million and $4 million in electricity sales for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recorded amortization expense of $1 million, less than $1 million and less than $1 million related to other intangible assets in depreciation, amortization and accretion in the consolidated statements of operations.
As a result of the Japan Acquisition, the Company recorded a $103 million intangible PPA asset resulting from market prices that are lower than the contractual prices. In addition, the Company recorded a $9 million intangible leasehold interest liability, as a result of higher market prices compared to the contractual prices.
The acquisition of Grady provided for future property tax savings as a result of the issuance of industrial revenue bonds during construction of Grady. The Company considered the future tax savings an intangible asset and calculated the fair value of the asset at the acquisition date. The tax savings was calculated by forecasting the difference between the property tax payments that Grady would be liable for if the industrial revenue bond structure was not in place and the actual payments in lieu of tax. The fair value of the property tax savings was $10 million, and recorded to intangible assets, net on the consolidated balance sheets at the acquisition date. Such value will be amortized to depreciation, amortization and accretion in the consolidated statements of operations over the 26 year exemption period that remains as of the acquisition date. The Company recorded less than $1 million of amortization expense related to industrial revenue bond tax saving intangible asset in depreciation, amortization and accretion in the consolidated statements of operations. In addition, as a result of the acquisition of Grady, the Company recorded a $57 million intangible PPA asset resulting from market prices that are lower than the contractual prices.

As a result of the acquisition of Henvey Inlet, the Company recorded a $532 million intangible PPA asset resulting from market prices that are lower than the contractual prices. To encourage participation by Ontario's First Nation communities, the government of Ontario created a feed-in tariff program which would increase contractual PPA prices for any project having a certain minimum First Nation ownership. As Henvey Inlet First Nation are joint venture partners in Henvey Inlet, the PPA at Henvey Inlet is eligible for the feed-in tariff pricing.
The following table presents estimated future amortization for the next five years related to intangible assets and liabilities (in millions). The sum of estimated future amortization in the following table may differ from intangible assets and liabilities balances due to rounding.

Year ended December 31,	Power Purchase Agreements, Net	Industrial Revenue Bond Tax Savings	Other Intangible Assets
2020	$39	$1	$1
2021	39	1	1
2022	39	1	1
2023	39	1	1
2024	39	1	1
Thereafter	530	13	16

Goodwill
In connection with the Japan Acquisition, the Company recognized goodwill of approximately $60 million, which was allocated to the operating business reporting segment.
The following table presents a reconciliation of the beginning and ending carrying amounts of goodwill (in millions):

Total
Balances at December 31, 2018	$58
Foreign currency translation adjustment	—
Balances at December 31, 2019	$58

8.     Variable Interest Entities
The Company consolidates VIEs in which it holds a variable interest and is the primary beneficiary. The Company has determined certain subsidiaries related to Amazon Wind, Belle River, Broadview, Grady, Gulf Wind, Henvey Inlet, Logan's Gap, MSM, North Kent, Panhandle 1, Panhandle 2, Post Rock and Stillwater are VIEs and as the managing member of the respective partnerships, it is the primary beneficiary by reference to the power and benefits criterion under ASC 810, Consolidation. The Company considered responsibilities within the contractual agreements, which grant it the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Such activities include management of the wind farms' operations and maintenance, budgeting, and establishing policies and procedures. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs on the basis of the income allocations and cash distributions.
The Company’s equity method investment in Pattern Development is considered to be a VIE primarily because the total equity at risk is not sufficient to permit Pattern Development to finance its activities without additional subordinated financial support by the equity holders. The Company does not hold the power or benefits to be the primary beneficiary and does not consolidate the VIE. The carrying value of its unconsolidated investment in Pattern Development was $127 million as of December 31, 2019. The Company's maximum exposure to loss is equal to the carrying value of its investment in Pattern Development.
The following table summarizes the carrying amounts of major consolidated balance sheet items for consolidated VIEs as of December 31, 2019 and 2018 (in millions). All assets (excluding deferred financing costs, net and long-lived intangible assets, net) and liabilities included in the consolidated VIE presented below are (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$52	$36
Restricted cash	—	4
Trade receivables	41	13
Prepaid expenses	5	6
Notes receivable, current	1	—
Other current assets	24	2
Deferred financing costs, current, net	1	—
Total current assets	124	61

Restricted cash	55	3
Note receivable	8	—
Major construction advances	38	—
Construction in progress	32	1
Property, plant and equipment, net	3,208	2,156
Unconsolidated investments	59	—
Deferred financing costs, net	4	2
Intangible assets, net	609	12
Other assets	16	12
Total assets	$4,153	$2,247

Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$35	$27
Accrued construction costs	74	1
Derivative liabilities, current	5	—
Current portion of long-term debt, net	106	4
Other current liabilities	9	5
Asset retirement obligations, current	21	—
Total current liabilities	250	37

Long-term debt, net	856	149
Derivative liabilities	27	—
Intangible liability, net	44	48
Asset retirement obligations	89	57
Other long-term liabilities	63	36
Contract liability	27	26
Total liabilities	$1,356	$353

9.    Unconsolidated Investments
The Company's unconsolidated investments consist of the following for the periods presented below (in millions, except for percentages):

	December 31,		Percentage of Ownership
			December 31,
	2019	2018	2019	2018
Belle River	$34	$—	22%	—%
North Kent	25	—	35%	—%
South Kent(1)	—	5	50%	50%
Grand(1)	—	5	45%	45%
Armow	112	116	50%	50%
Pattern Development	127	144	29%	29%
Unconsolidated investments	$298	$270

(1)    Refer to "Suspension of Equity Method Accounting" below for details.
Acquisition of Belle River
On August 2, 2019, Belle River LP Holdings LP (New BR LP), on behalf of the Company and PSP Investments, as a noncontrolling interest, entered into and consummated a purchase and sale agreement with Pattern Energy Group LP to acquire its 42.5% interest in Belle River, 100% interest in Pattern Belle River GP Holdings Inc. and certain other assets including a loan receivable for $37 million. Belle River is a joint venture wind farm development which operates under a 20-year PPA and commenced commercial operation in September 2017. Of the $37 million purchase price, the Company paid $16 million for a 21.7% ownership interest in Belle River and $2 million for the loan receivable while PSP Investments contributed $17 million for a 20.8% ownership in Belle River and $2 million for the loan receivable. The $4 million loan receivable is recorded in other assets on the consolidated balance sheets of the Company.
On the acquisition date, the Company determined the fair value of the identifiable assets and assumed liabilities in accordance with ASC 805, Business Combinations (ASC 805). The resulting fair values were compared to the assets and liabilities recorded in Belle River, and a basis difference of $7 million, which was primarily attributable to the PPA, was determined. The Company will amortize the basis difference attributable to the PPA over its contractual life.
New BR LP, which is consolidated by the Company, accounts for its investment in Belle River under the equity method of accounting because it has significant influence over Belle River. The Company's owned capacity in Belle River is 22 MW.
Acquisition of North Kent
On August 2, 2019, the Company entered into and consummated a purchase and sale agreement (NK PSA) with Pattern Energy Group LP to acquire its 100% interest in Pattern North Kent Wind 1 GP Holdings Inc. and North Kent Wind 1 LP Holdings LP (New NK LP) and certain other assets, including a loan receivable for $26 million. Per the NK PSA, the Company indirectly acquired New NK LP's 35% interest in North Kent. North Kent is a joint venture wind farm development which operates under a 20-year PPA and commenced commercial operation in February 2018. Of the $26 million purchase price, the Company paid $3 million for a loan receivable that is recorded in other assets on the consolidated balance sheets of the Company.
On the acquisition date, the Company determined the fair value of the identifiable assets and assumed liabilities in accordance with ASC 805. The resulting fair values were compared to the assets and liabilities recorded in North Kent, and a basis difference of $13 million, which was primarily attributable to the PPA, was determined. The Company will amortize the basis difference attributable to the PPA over its contractual life.
New NK LP, which is consolidated by the Company, accounts for its investment in North Kent under the equity method of accounting because it has significant influence over North Kent. The Company's owned capacity in North Kent is 35 MW. The Company determined that the acquisition of NK LP did not constitute a business combination as NK LP is a holding company which owns an equity method investment in North Kent.

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
Pattern Development
Under the Second Amended and Restated Agreement of Limited Partnership of Pattern Development, the Company has the right to contribute up to $300 million to Pattern Development in order to secure and retain up to a 29% ownership interest in the partnership. As of December 31, 2019, the Company has funded approximately $190 million in aggregate and holds an approximately 29% ownership interest in Pattern Development. The Company is a noncontrolling investor in Pattern Development, but has significant influence over Pattern Development. Accordingly, the investment is accounted for under the equity method of accounting.
The Company's initial investment in Pattern Development of $60 million was approximately $41 million higher than the Company's underlying equity in the net assets of Pattern Development at the time of the initial funding. This equity method basis difference was primarily attributable to equity method goodwill.
Suspension of Equity Method Accounting
When the Company receives distributions in excess of the carrying value of its investment and the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support, the Company will: 1) suspend recognition of equity method earnings (losses); 2) record such excess distributions as earnings (loss) in unconsolidated investments, net in the period the distributions occur; and 3) suspend equity in earnings (losses) or equity in other comprehensive income of unconsolidated investments, if applicable.
During 2019, the Company's unconsolidated investments in South Kent and Grand were in suspension. As of December 31, 2019, the Company's unconsolidated investment for South Kent and Grand was zero. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company suspended recognition of South Kent and Grand's equity method earnings until such time that either cumulative equity method earnings exceed cumulative distributions received and cumulative equity method earnings (losses). As the Company has no explicit or implicit commitment to fund losses at the unconsolidated investments, the Company recorded distributions received in excess of the carrying amount of its unconsolidated investments as gains. For the year ended December 31, 2019, earnings in unconsolidated investments, net as reported on the consolidated statements of operations attributable to South Kent and Grand included $125 million and $17 million, respectively, in distributions received in excess of the carrying amount of the Company's investment.
During the suspension period, the Company maintains a memo ledger that records the components of the suspended activity. As of December 31, 2019, the memo ledger balance was made up of (1) distributions received from South Kent and Grand of $125 million and $17 million, respectively, in excess of the carrying amount of the Company's unconsolidated investment and (2) earnings from South Kent and Grand of $12 million and $4 million, respectively, in excess of the carrying amount.

Basis Amortization of Unconsolidated Investments
The cost basis of the net assets of the investment may be different than the Company's proportional interest in the equity of the investee. On the acquisition date, the Company determines the fair value of the identifiable assets and assumed liabilities in accordance with ASC 805, Business Combinations. The resulting fair values are compared with the assets and liabilities recorded in the investee's financial statements, and the resulting difference is basis difference. Basis differences for the Company's investments were primarily attributable to property, plant and equipment, PPAs, and equity method goodwill. The Company amortizes the basis difference attributable to property, plant and equipment, and PPAs over their useful life and contractual life, respectively. The Company does not amortize equity method goodwill. For the years ended December 31, 2019, 2018 and 2017, the Company recorded basis difference amortization for its unconsolidated investments of approximately $7 million, $11 million and $11 million, respectively, in earnings in unconsolidated investments, net on the consolidated statements of operations.

10.    Debt
The Company’s debt consists of the following for periods presented below (in millions, except for percentages):

			December 31, 2019
	December 31,		Contractual Interest Rate		Effective Interest Rate
	2019	2018					Maturity
Corporate-level
Corporate Revolving Credit Facility	$75	$198	varies	(1)	3.84%		November 2022
Term Loan	250	—	varies	(7)	3.00%		July 2022
2020 Notes	225	225	4.00%		6.60%		July 2020
2024 Notes	350	350	5.88%		5.88%		February 2024
Project-level
Fixed interest rate
Santa Isabel term loan	96	100	4.57%		4.57%		September 2033
Mont Sainte Marguerite-Med Term Loan	60	62	3.97%		3.97%		December 2029
Mont Sainte Marguerite-Long Term loan	97	93	5.04%		5.04%		June 2042
Henvey Inlet	77	—	4.20%	(8)	4.20%		December 2038
Variable interest rate
Henvey Inlet	646	—	varies	(8)	4.35%		March 2037
Gulf Wind Construction Loan	82	—	5.50%		5.50%		December 2020
Japan Credit Facility	25	25	varies	(5)	1.82%		August 2022
Ocotillo commercial term loan	268	281	3.44%		4.04%	(3)	June 2033
St. Joseph term loan (2)	151	152	3.83%		4.09%	(3)	November 2033
Western Interconnect term loan (6)	90	52	3.49%		4.37%	(3)	August 2034
Meikle term loan (2)	244	239	3.48%		3.85%	(3)	May 2024
Futtsu term loan	71	75	1.07%		1.86%	(3)	December 2033
Ohorayama term loan	90	93	0.87%		1.50%	(3)	February 2036
Tsugaru Term Loan	297	131	0.72%		0.72%	(3)	March 2038
Tsugaru Holdings Loan Agreement	61	59	3.13%		3.13%		July 2022
Imputed interest rate
Hatchet Ridge financing lease obligation	80	88	1.43%		1.43%		December 2029
Hatchet Ridge financing equity obligation	88	92	1.43%		1.43%		December 2032
	3,423	2,315
Unamortized premium/discount, net (4)	—	(11)
Unamortized financing costs	(22)	(21)
Total debt, net	$3,401	$2,283

As reflected on the consolidated balance sheets
Revolving credit facility, current	$75	$198
Revolving credit facility	25	25
Current portion of long-term debt, net of financing costs	414	56
Long term debt, net of financing costs	2,887	2,004
Total debt, net	$3,401	$2,283

(1)	Refer to Corporate Revolving Credit Facility for interest rate details.

(2)
The amortization for the St. Joseph term loan and the Meikle term loan are through September 2036 and December 2038, respectively, which differs from the stated maturity date of such loans due to prepayment requirements.

(3)	Includes impact of interest rate swaps. See Note 12, Derivative Instruments, for discussion of interest rate swaps.

(4)	The discount relates to the 2020 Notes and MSM term loans.

(5)	Refer to Japan Credit Facility for interest rate details.

(6)	Refer to "Project Debt - Western Interconnect" below for additional borrowing details.

(7)	Refer to Incremental Bank Loan for interest rate details.

(8)	Refer to "Project Debt - Henvey Inlet" below for additional borrowing details.
The following are principal payments, excluding deferred financing costs, due under the Company's debt as of December 31, 2019 for the following years (in millions):

Amount
2020	$532
2021	166
2022	368
2023	123
2024	324
Thereafter	1,910
Total	$3,423

Interest and commitment fees incurred and interest expense for debt consisted of the following (in millions):

	Year ended December 31,
	2019	2018	2017
Corporate-level interest and commitment fees incurred	$46	$38	$34
Project-level interest and commitment fees incurred	59	64	55
Capitalized interest, commitment fees, and letter of credit fees	(5)	(4)	—
Amortization of debt discount/premium, net	6	5	5
Amortization of financing costs	5	6	8
Interest expense	$111	$109	$102

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
As of December 31, 2019, $321 million was available for borrowing under the $440 million Revolving Credit Facility. The Revolving Credit Facility contains a broad range of covenants that, subject to certain exceptions, restrict the Company’s holding company subsidiaries' ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business. As of December 31, 2019, the Company's holding company subsidiaries are in compliance with covenants contained in the Revolving Credit Facility.
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

As of December 31, 2019 and 2018, letters of credit of $44 million and $45 million, respectively, were available to be issued under the Revolving Credit Facility.
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
2020 Notes
In July 2015, the Company issued $225 million aggregate principal amount of 4.00% convertible senior notes due 2020 (2020 Notes). The 2020 Notes bear interest at a rate of 4.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2016. The 2020 Notes will mature on July 15, 2020. The 2020 Notes were sold in a private placement. Upon conversion, the Company may, at its discretion, pay cash, shares of the Company’s Class A common stock, or a combination of cash and stock. The 2020 Notes were set at an initial conversation rate of 35.4925 shares of Class A common stock per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $28.175 per share of Class A common stock. The conversion rate is subject to adjustment in some events (including, but not limited to, certain cash dividends made to holders of the Company's Class A common stock which exceed the initial dividend threshold of $0.363 per quarter per share). The conversion rate would be adjusted to offset the effect of the portion of the dividend in excess of $0.363, provided that the adjustment would result in a change of at least 1% in the then effective conversion rate. As of December 31, 2019, the conversion rate had increased to 36.7355 shares of Class A common stock per $1,000 principal amount of 2020 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest. The 2020 Notes are not redeemable prior to maturity.
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
The following table presents a summary of the equity and liability components of the 2020 Notes (in millions):

	December 31,
	2019	2018
Principal	$225	$225
Less:
Unamortized debt discount	(3)	(8)
Unamortized financing costs	(1)	(2)
Carrying value of convertible senior notes	$221	$215

Carrying value of the equity component (1)	$24	$24

(1)	Included in the consolidated balance sheets as additional paid-in capital, net of $1 million in equity issuance costs.

Project Debt
The Company typically finances its wind projects through project entity specific debt secured by each project's assets with no recourse to the Company. Typically, these financing arrangements provide for a construction loan, which upon completion may be converted into a term loan or repaid through capital contributions from the Company and tax equity investors.
Collateral for project level facilities typically include each project's tangible assets and contractual rights and cash on deposit with the depository agents. Each loan agreement contains a broad range of covenants that, subject to certain exceptions, restrict each project's ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions and change their business. As of December 31, 2019, all projects were in compliance with their financing covenants.
Henvey Inlet
In October 2019, the Company acquired Henvey Inlet, which included the acquisition of all outstanding balances of a term-converted construction loan facility that consists of a floating-rate tranche and a fixed-rate tranche. The Company did not acquire the letter of credit facility, which was a component of Henvey Inlet's construction credit facility. At December 31, 2019, outstanding borrowings under the floating-rate tranche was $646 million and outstanding borrowings under the fixed-rate tranche was $77 million . The floating rate tranche bears interest at CDOR plus an applicable margin between 1.625% and 2.25% and matures on March 31, 2037. The fixed rate tranche bears interest at 4.20% and matures on December 31, 2038.
Gulf Wind
In September 2019, Gulf Wind entered into a non-amortizing short-term bridge loan (Gulf Bridge Loan) of $22 million. The Gulf Bridge Loan matures on or before the earliest to occur of December 31, 2019 or the date additional project financing has been secured. On December 30, 2019, Gulf Wind entered into a financing agreement for a construction loan for up to $270 million of borrowings to fund Gulf Wind's repowering (Gulf Wind Construction Loan) and bears interest at LIBOR plus 0.75%. Initial funds received from the Gulf Wind Construction Loan were used to repay the Gulf Bridge Loan. The Gulf Wind Construction Loan matures on September 20, 2020 but may be extended to December 31, 2020. As of December 31, 2019, outstanding borrowings under the Gulf Wind Construction Loan were $82 million.
Western Interconnect
In December 2018, the Company refinanced Western Interconnect project's term loan of $52 million along with an associated letter of credit of $4 million and entered into a new term loan with a total loan capacity of $90 million expected to mature in August 2034 with an associated letter of credit of $5 million. The incremental borrowing of $38 million occurred during the second quarter of 2019. The refinancing was treated as an extinguishment of debt for which the Company recognized a loss on extinguishment of debt of $2 million in other income (expense), net on the consolidated statements of operations for the year ended December 31, 2018. The $2 million loss on extinguishment includes $1 million paid to existing lenders. As of December 31, 2019, outstanding borrowings under this term loan were $90 million.

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

Japan Credit Facility
In August 2018, GPG entered into a credit agreement for a revolving credit facility (the Japan Credit Facility). Under the Japan Credit Facility, GPG may borrow up to $32 million and the Japan Credit Facility matures in August 2022. The base rate is based on the Japan Credit Facility Tokyo Interbank Offered Rate (TIBOR) plus an applicable margin between 1.75% and 2.25% plus an annual commitment fee of 0.30%. As of December 31, 2019, $7 million was available for borrowing.

Tsugaru Facility
In March 2018, Tsugaru entered into a credit agreement for a construction facility (Tsugaru Construction Loan), a term facility, a letter of credit facility (the LC Facility) and a Japanese consumption tax facility (the JCT Facility) (collectively, the Tsugaru Facility). Under the Tsugaru Facility, up to $371 million may be borrowed to fund the construction of Tsugaru which automatically converts to a term facility upon the earlier of completion of construction of the project (expected to be March 2020) or September 2020 (the Term Conversion Date). The Tsugaru Construction Loan, including the term facility and LC Facility, mature 18 years following the Term Conversion Date, not later than March 2039. The interest rate on the Tsugaru Construction Loan and term facility is TIBOR plus 0.65%. The LC Facility establishes a $20 million debt service reserve account letter of credit and an $8 million operations and maintenance reserve account letter of credit with amounts outstanding under the letters of credit owing interest at a rate of 1.10% and fees on the undrawn amounts of 0.30%. The JCT Facility provides for up to $34 million to pay Japanese consumption taxes arising from payment of project costs, with an interest rate of TIBOR plus 0.30% and a maturity date corresponding to the Term Conversion Date. A commitment fee of 0.3% is owed on any available amounts under the Construction Facility and the JCT Facility and on any undrawn amounts on the letters of credit up to the Term Conversion Date. Collateral for the credit facility includes Tsugaru's tangible assets and contractual rights and cash on deposit with the depository agent. The credit agreement contains a broad range of covenants that, subject to certain exceptions, restrict Tsugaru's ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions or change its business. As of December 31, 2019, outstanding borrowings under the Tsugaru Construction Loan totaled $297 million.
Tsugaru Holdings Loan Agreement
In March 2018, Tsugaru Holdings entered into a loan agreement (Tsugaru Holdings Loan Agreement) that provides for borrowings of up to $70 million during the Tsugaru construction period, until no later than September 2020. The interest rate on outstanding borrowings under the Tsugaru Holdings Loan Agreement is TIBOR plus 3.0% with principal due July 2022 and a commitment fee of 0.50% on the unused portion of the Tsugaru Holdings Loan Agreement. The Tsugaru Holdings Loan Agreement is subject to certain covenants and is secured by the membership interests and other rights. As of December 31, 2019, outstanding borrowings under the Tsugaru Holdings Loan Agreement totaled $61 million.
Financing Lease Obligations
In December 2010, Hatchet Ridge entered into a sale-leaseback agreement to finance the project facility for 22 years. The Company evaluated the agreement in accordance with ASC 840 and ASC 360, Property Plant and Equipment, and determined that due to continuing involvement with the project facility, the Company is precluded from treating the agreement as a sale-lease back transaction and accounts for the agreement as a financing lease obligation. The Company's historical accounting for this transaction was not impacted when the Company adopted ASC 842.
Collateral for the agreement includes Hatchet Ridge’s tangible assets and contractual rights and cash on deposit with the depository agent. Its loan agreement contains a broad range of covenants that, subject to certain exceptions, restrict Hatchet Ridge’s ability to incur debt, grant liens, sell or lease assets, transfer equity interests, dissolve, pay distributions and change its business.
Payments under the financing lease for the years ended December 31, 2019, 2018 and 2017, were $15 million, $15 million and $13 million, respectively.
Industrial Revenue Bonds
The acquisitions of Grady, Broadview and Western Interconnect provided for future property tax savings during the operational phase of the projects as a result of the issuance of industrial revenue bonds (IRB) by certain municipalities of the State of New Mexico (Municipalities).

Pursuant to each of the IRB-related agreements, titles to the projects transferred from the Company to the Municipalities and simultaneously leased back to the Company. Under each of the 30-year lease agreements with the Municipalities, the Company retains all benefits and risks of ownership of the projects and has a bargain purchase requirement at the end of the lease term. Therefore, the Company is deemed the owner of the leased project assets.

The Company, as an indirect holder of the bond through its consolidated subsidiaries, earns interest at 4.5% per annum on any principal amounts advanced, receivable annually in arrears from the Municipalities. This interest income is directly offset by the lease payments which are due from the Company to the Municipalities at the same time and in the same amount as the interest income earned on the IRB. Principal payments are not due to the Company prior to the IRB's maturity date; however, early redemption is permissible. As of December 31, 2019, the Company has investments in IRB receivables for $37 million which includes accrued interest of $1 million for Grady, Broadview and Western Interconnect. Under terms of each IRB transaction, there is a contractual right of offset for the payments receivable under the IRB, including interest income, with the Company's lease payments to the Municipalities. The receivable and payments are due at the same time and as such, no cash payments are made by either party. As a result, the Company has netted the IRB receivable asset of $37 million with the related lease liability of $37 million, which includes $1 million of lease expense, within the consolidated balance sheets.
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
The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligations (in millions):

	December 31,
	2019	2018
Beginning asset retirement obligations	$209	$57
Net additions during the year (1)	49	67
Foreign currency translation adjustment	1	(2)
Divested operations	—	(3)
Revision in estimated cash flows	(4)	85
Accretion expense	8	5
Ending asset retirement obligations	$263	$209

(1)	Reflects non-cash additions due to acquisitions and construction during the years ended December 31, 2019 and 2018. See Note 5, Acquisitions, for discussion of acquisitions.
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
As of December 31, 2019, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment.
The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets (in millions):

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives:
Interest rate swaps	$—	$—	$11	$84

Fair Value of Undesignated Derivatives:
Foreign currency forward contracts	2	8	1	—
Embedded derivative	—	—	—	19
Congestion revenue rights	1	—	—	—
Total Fair Value	$3	$8	$12	$103

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Current	Long-Term	Current	Long-Term
Fair Value of Designated Derivatives:
Interest rate swaps	$—	$3	$2	$25

Fair Value of Undesignated Derivatives:
Interest rate swaps	—	—	—	4
Energy derivative	7	—	—	—
Foreign currency forward contracts	6	6	—	2
Congestion revenue rights	1	—	—	—
Total Fair Value	$14	$9	$2	$31

The following table summarizes the notional amounts of the Company's outstanding derivative instruments (in millions except for MWh):

		December 31,
	Unit of Measure	2019	2018
Designated Derivative Instruments
Interest rate swaps	USD	$345	$319
Interest rate swaps	CAD	$1,502	$721
Interest rate swaps	JPY	¥54,693	¥55,675

Undesignated Derivative Instruments
Interest rate swaps	USD	$—	$138
Energy derivative	MWh	—	193,252
Embedded derivative	USD	$236	$—
Foreign currency forward contracts	CAD	$66	$106
Foreign currency forward contracts	JPY	¥10,511	¥11,589
Congestion revenue rights	MWh	839	505

Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest swaps that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the hedge is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the period or periods during which a cash settlement occurs. The designated interest rate swaps have remaining maturities ranging from approximately 4.0 years to 23.3 years.
The following table presents the pre-tax effect of the hedging instruments designated as cash flow recognized in accumulated other comprehensive loss, amounts reclassified to earnings for the following periods, as well as, amounts recognized in interest expense (in millions):

		Year ended December 31,
	Description	2019	2018	2017
Losses recognized in accumulated OCI	Effective portion of change in fair value	$(31)	$(6)	$(2)
Losses reclassified from accumulated OCI into:
Interest expense	Derivative settlements	$(4)	$(5)	$(10)
Loss on derivatives	De-designation of derivatives	$—	$—	$(2)

The Company estimates that $5 million in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months.
Derivatives Not Designated as Hedging Instruments
The following table presents gains and losses on derivatives not designated as hedges (in millions):

		Year ended December 31,
Derivative Type	Financial Statement Line Item	2019	2018	2017
Interest rate derivatives	Gain (loss) on derivatives	$1	$—	$(1)
Energy derivative	Electricity sales	$—	$(3)	$5
Embedded derivative	Gain (loss) on derivatives	$2	$—	$—
Foreign currency forward contracts	Gain (loss) on derivatives	$(4)	$16	$(7)
Foreign currency option contract	Gain (loss) on derivatives	$—	$1	$—
Interest Rate Derivatives
The Company has interest rate swap agreements to hedge variable rate project-level debt. Under these interest rate swaps, the projects make fixed-rate interest payments and the counterparties to the agreements make variable-rate interest payments. For interest rate swaps that are not designated and do not qualify as cash flow hedges, the changes in fair value are recorded in gain (loss) on derivatives in the consolidated statements of operations as these hedges are not accounted for under hedge accounting. As of December 31, 2019, the Company terminated all of its undesignated interest rate swaps.
Energy Derivative
In 2010, Gulf Wind acquired an energy derivative instrument to manage its exposure to variable electricity prices over the life of the arrangement. The energy price swap fixed the price for a predetermined volume of production (the notional volume) over the life of the swap contract by locking in a fixed price per MWh. The notional volume agreed to by the parties was approximately 504,220 MWh per year. The energy derivative instrument did not meet the criteria required to adopt hedge accounting. As a result, changes in fair value were recorded in electricity sales in the consolidated statements of operations. The energy derivative expired in April 2019. As a result of the counterparty's credit rating downgrade, the Company received collateral related to the energy derivative agreement. As of December 31, 2019, the Company returned the counterparty's collateral.

In May 2019, the Company secured a short-term derivative instrument to continue to manage its exposure to variable electricity prices at Gulf Wind that expired on September 30, 2019. The short-term derivative instrument qualified for the NPNS scope exception and was accounted for under ASC 606.

Foreign Currency Forward and Option Contracts
The Company has established a currency risk management program. The objective of the program is to mitigate the foreign exchange rate risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. dollar denominated currencies in order to reduce volatility in the Company’s cash flow, which may have an adverse impact to the Company's short-term liquidity or financial condition. A majority of the Company’s power sale agreements and operating expenditures are transacted in U.S. dollars, with a growing portion transacted in currencies other than the U.S. dollar, primarily the Canadian dollar and Japanese yen. The Company enters into foreign currency forward and option contracts at various times to mitigate the currency exchange rate risk on Canadian dollar and, beginning in 2018, Japanese yen denominated cash flows. These instruments have remaining maturities ranging from three months to 10 years. The foreign currency forward and option contracts are considered non-designated derivative instruments and are not used for trading or speculative purposes. As a result, changes in fair value and settlements are recorded in gain (loss) on derivatives in the consolidated statements of operations.
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
Embedded Derivatives
In connection with the Company's issuance of Preferred Shares (see Note 17, Redeemable Preferred Stock), the Company determined certain components of the Preferred Shares were not clearly and closely related to the economic characteristics and risks of the host contract and therefore were required to be bifurcated and accounted for as an embedded derivative instrument. Such components included (1) the redemption and conversion options held by either the Company or the holders of the Preferred Shares, (2) the 12.6% of cash distributions received, if any, from Pattern Development, (3) adjustments to the base dividend upon certain pre-defined changes of control and (4) adjustments to the redemption or conversion price after the occurrence of a pre-defined change of control event. The Company considers the embedded derivative as a non-designated derivative instruments and changes in fair value are recorded in gain (loss) on derivatives in the consolidated statements of operations.
13.    Leases
The Company has operating leases for corporate offices, lands for its wind and solar facilities, and certain equipment. The leases have remaining lease terms of 8 months to 18 years, some of which may include renewal and extension options. Generally, these options do not impact the lease term because the Company is not reasonably certain that it will exercise the options.
The Company subleases its former headquarters to a third-party. As the Company remains the primary obligor under the original lease, which expires in 2026, the Company continues to account for the lease as an operating lease. Sublease income is recognized on a straight-line basis over the remaining life of the sublease. As of December 31, 2019, future sublease proceeds under the sublease agreement are $2 million per year for 2020 through 2026.
Supplemental balance sheet information related to leases are as follows (in millions):

Operating leases	Balance sheet location	December 31, 2019
Operating lease right-of-use assets	Other assets	$61
Operating lease liabilities, current	Other current liabilities	(10)
Operating lease liabilities	Other long-term liabilities	(66)
Total operating lease liabilities		$(76)

As of December 31, 2019, maturities of operating lease liabilities were as follows (in millions):

2020	$9
2021	9
2022	9
2023	9
2024	9
Thereafter	42
Total lease payment	87
Less imputed interest	(11)
Total	$76

The components of lease expense are as follows (in millions):

Year ended December 31, 2019
Operating lease cost	$8
Sublease income	(2)
Total lease cost	$6
Supplemental cash flow and other information related to the Company's operating leases are as follows (in millions, except for lease term and discount rate):

Year ended December 31, 2019
Operating cash flows from operating leases (1)	$(9)
Right of use assets obtained in exchange for new operating lease obligations (2)	$1
Weighted average remaining lease term (years):	11
Weighted average discount rate (3):	3.23%

(1)	Represents cash paid for amounts included in the measurement of lease liabilities.

(2)	Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.

(3)	When an implicit rate is not readily determinable, the interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate.
As of December 31, 2019, the Company does not have any significant leases that have not yet commenced.
As of December 31, 2018, estimated future commitments related to operating leases and land agreements were as follows (in millions):

2019	$22
2020	21
2021	22
2022	21
2023	22
Thereafter	352
Total	$460

These amounts include certain land agreements not accounted for as leases under ASC 842, which are excluded from the lessee's maturity analysis presented above.

14.    Accumulated Other Comprehensive Loss
The following table summarizes changes in the accumulated other comprehensive loss balance, net of tax, by component (in millions):

	Foreign Currency	Effective Portion of Change in Fair Value of Derivatives	Proportionate Share of Equity Investee's OCI	Total
Balances at December 31, 2016	$(43)	$(13)	$(7)	$(63)
Other comprehensive income (loss) before reclassifications	15	(3)	6	18
Amounts reclassified from accumulated other comprehensive loss	—	11	8	19
Net current period other comprehensive income	15	8	14	37
Balances at December 31, 2017	(28)	(5)	7	(26)
Other comprehensive loss before reclassifications	(37)	(4)	(3)	(44)
Amounts reclassified from accumulated other comprehensive loss	—	5	5	10
Net current period other comprehensive income (loss)	(37)	1	2	(34)
Balances at December 31, 2018	(65)	(4)	9	(60)
Other comprehensive income (loss) before reclassifications	21	(28)	(3)	(10)
Amounts reclassified from accumulated other comprehensive loss	—	3	2	5
Net current period other comprehensive income (loss)	21	(25)	(1)	(5)
Balances at December 31, 2019	$(44)	$(29)	$8	$(65)

15.    Fair Value Measurement
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

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forward contracts	$—	$10	$—	$10
Congestion revenue rights	—	—	1	1
	$—	$10	$1	$11
Liabilities
Interest rate swaps	$—	$95	$—	$95
Embedded derivative	—	—	19	19
Foreign currency forward contracts	—	1	—	1
Contingent consideration	—	—	126	126
	$—	$96	$145	$241

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$3	$—	$3
Energy derivative	—	—	7	7
Foreign currency forward contracts	—	12	—	12
Congestion revenue rights	—	—	1	1
	$—	$15	$8	$23
Liabilities
Interest rate swaps	$—	$31	$—	$31
Foreign currency forward contracts	—	2	—	2
Contingent consideration	—	—	130	130
	$—	$33	$130	$163

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
The following table presents a reconciliation of the energy derivative contract measured at fair value on a recurring basis using significant unobservable inputs (in millions):

Energy Derivative	2019	2018
Balance, beginning of year	$7	$27
Total gain (loss) included in electricity sales	1	(3)
Settlements	(8)	(17)
Balance, end of year	$—	$7

During the years ended December 31, 2019, 2018 and 2017, the Company recognized losses of $7 million, $20 million, and $14 million relating to the energy derivative asset held at December 31, 2019, 2018 and 2017, respectively, which were recorded to energy sales in the consolidated statements of operations.
Contingent Consideration
As part of the Japan Acquisition, the Company is required to pay an additional earn-out of $118 million, which may be increased by $10 million if the final Tsugaru cost is less than or equal to the construction budget or may be decreased by $10 million if the final Tsugaru cost is greater than the construction budget, upon term conversion of the Tsugaru Construction Loan. The discounted fair value of the contingent consideration at the acquisition date was $103 million, subject to foreign currency exchange rate changes. In July 2018, the Company made a $3 million cash distribution payment to Pattern Energy Group LP upon term conversion of the Ohorayama construction loan in June 2018. In September 2019, the Company received a revised construction budget reflecting lower final construction costs compared to the original construction budget. Per the terms of the Japan Acquisition, to the extent construction costs are lower than budgeted, the contingent consideration will increase. As a result of the revised lower construction budget, an additional $10 million earn-out payment is due upon term conversion. The Company recorded $9 million as development expense for the year ended December 31, 2019, with the additional $1 million to be recognized over the remaining construction period.
The Broadview Project acquisition includes contingent consideration, which requires the Company to make an additional payment upon the commercial operation of Grady, a wind project separately developed by Pattern Development which the Company acquired in 2019. The contingent post-closing payment reflects the fair value of the Company's interest in the increase in the projected 25-year transmission wheeling revenue Western Interconnect will receive from Grady, adjusted for the estimated production loss incurred by Broadview due to wake effects and transmission losses induced by the operation of Grady. The fair value of the contingent consideration at the acquisition date was $21 million. Pursuant to the Fourth Amendment to the Purchase and Sale Agreement for the Broadview Project acquisition, the Company paid $25 million in contingent consideration in May 2019 to Pattern Energy Group LP, subject to a final adjustment. The final adjustment resulted in an additional contingent consideration payment of $5 million in November 2019 and was recorded as development expense for the year ended December 31, 2019.
The estimated fair value of the contingent considerations was calculated by using a discounted cash flow technique which utilized unobservable inputs. This fair value measurement is based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. As of December 31, 2019, there were no significant changes in these unobservable inputs that may result in significant changes in fair value.

The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (in millions):

Contingent Consideration Liability	2019	2018
Balance, beginning of year	$130	$22
Purchases	3	106
Total loss included in development expenses	14	—
Total loss included in other income (expense), net	8	5
Foreign currency translation adjustments recognized in accumulated OCI	1	—
Settlements	(30)	(3)
Balance, end of year	$126	$130

During the years ended December 31, 2019 and 2018, the Company recognized losses on contingent liabilities of $8 million and $2 million, respectively, which were recorded to other income (expense), net in the consolidated statements of operations.
Congestion Revenue Rights
During the year ended December 31, 2019 and 2018, the Company purchased $1 million of congestion revenue rights to hedge the financial risk of ERCOT-imposed congestion charges in the day-ahead market. Limited market data is available in the ERCOT auction and between auction dates; therefore, the Company utilizes historical prices to forecast forward prices. During the year ended December 31, 2019 and 2018, the Company recognized loss on congestion revenue rights of $1 million and less than $1 million, respectively, which was recorded to gain (loss) on derivatives in the consolidated statements of operations.
Embedded Derivatives
In connection with the Company's issuance of Preferred Shares (see Note 12, Derivative Instruments and Note 17, Redeemable Preferred Stock), certain embedded features are required to be presented at fair value. The fair value of the embedded derivative is determined based on a market approach utilizing unobservable inputs. The methodology and inputs are evaluated by management for consistency and reasonableness by comparing inputs to another pricing service for identical or similar instruments and also reconciling inputs used in the valuation model to the derivative contract for accuracy.
The following table presents a reconciliation of the embedded derivative measured at fair value on a recurring basis using significant unobservable inputs (in millions):

Embedded Derivative	2019
Balance, beginning of year	$—
Initial value of derivative bifurcated from Preferred Share proceeds	21
Total gain included in other income (expense), net	(2)
Balance, end of year	$19

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows (in millions, for fair value):

December 31, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Tsugaru contingent consideration	$123	Discounted cash flow	Deferred purchase price	$109 - $128 million
			Discount rate	6.90%

Congestion revenue rights	$1	Market approach	Auction prices	$0.60 - $13.98(1)

Embedded derivative	$19	Market approach	Redemption price	$236 - $255 million
			Discount rate	7.48% - 8.24%

December 31, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Energy derivative	$7	Discounted cash flow	Forward electricity prices	$20.02 - $32.58(1)
			Discount rate	2.80% - 2.81%

Broadview contingent consideration	$25	Discounted cash flow	Discount rate	4.0% - 8.0%
			Annual energy production loss	0.70%

Tsugaru contingent consideration	$105	Discounted cash flow	Deferred purchase price	$109 - $128 million
			Discount rate	6.90%

Congestion revenue rights	$1	Market approach	Auction prices	$2.48 - $8.23(1)

(1)	Represents price per MWh.
Financial Instruments not Measured at Fair Value
The following table presents the carrying amount and fair value and the fair value hierarchy of the Company’s financial liabilities that are not measured at fair value in the consolidated balance sheets, but for which fair value is disclosed (in millions):

		Fair Value
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
December 31, 2019
Total debt, net	$3,401	$—	$3,427	$—	$3,427
December 31, 2018
Total debt, net	$2,283	$—	$2,240	$—	$2,240

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

16.    Income Taxes
The following table presents significant components of the provision for income taxes (in millions):

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	6	16	—
Total current expense	6	16	—
Deferred:
Federal	—	—	(3)
State	—	—	—
Foreign	37	16	15
Total deferred expense	37	16	12
Total provision for income taxes	$43	$32	$12

The following table presents the domestic and foreign components of net loss before income tax provision (in millions):

	Year ended December 31,
	2019	2018	2017
U.S.	$(215)	$(158)	$(119)
Foreign	151	121	49
Total	$(64)	$(37)	$(70)

The following table presents a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate, as a percentage of income before taxes for the following periods:

	Year ended December 31,
	2019	2018	2017
Computed tax at statutory rate	21.0%	21.0%	35.0%
Adjustment for income in non-taxable entities allocable to noncontrolling interests	(25.1)%	(125.2)%	(32.6)%
Foreign rate differential
Tax rate differential on pre-tax book income	(12.1)%	(16.1)%	6.4%
Dual taxpaying entities outside basis difference	(57.5)%	(78.5)%	(23.0)%
Local tax on branch profits/(losses)—Puerto Rico	0.2%	(0.1)%	0.1%
Permanent book/tax differences (domestic only)	(0.7)%	0.5%	(0.1)%
Valuation allowance change	(99.3)%	38.9%	47.7%
Subpart F income	(3.2)%	(7.9)%	(3.5)%
Capital gain exclusion - sale of partnership interest	13.6%	24.7%	—%
§162(m) - Officer's compensation	(1.1)%	—%	—%
Contingent consideration accretion	(8.9)%	(4.9)%	—%
Deferred tax adjustment	27.7%	—%	—%
Impairment	—%	1.4%	—%
Tax credits	78.4%	61.7%	31.6%
Effect of U.S. tax rate change under Tax Cuts and Jobs Act	—%	—%	(78.1)%
Other	0.1%	(2.5)%	(0.1)%
Effective income tax rate	(66.9)%	(87.0)%	(16.6)%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	Year ended December 31,
	2019	2018
Deferred tax assets:
Accruals and prepaids	$2	$3
Basis difference in derivatives	11	3
Hatchet Ridge financing	17	17
Asset retirement obligation	45	32
Net operating loss carryforwards	258	230
Foreign currency translation adjustments	1	2
Other deferred tax assets	19	12
Right of Use lease liabilites	20	—
Tax credits	169	118
Total gross deferred tax assets	542	417
Less: Valuation allowance	(249)	(175)
Total gross deferred tax assets net of valuation allowance	$293	$242

Deferred tax liabilities:
Property, plant and equipment	$(198)	$(215)
Intangibles	(24)	(24)
Partnership interest	(187)	(108)
Deferred interest, commitment fees and financing costs	(2)	(2)
Unrealized gain on derivatives	—	(2)
Basis difference in subsidiaries	—	(2)
Basis difference in derivatives	(4)	—
Right of use asset	(19)	—
Acquisition costs	(6)	—
Other deferred tax liabilities	(2)	(1)
Total gross deferred tax liabilities	(442)	(354)

Total net deferred tax assets/(liabilities)	$(149)	$(112)

In 2019, the Company operated entities in Canada and Japan that are taxed in both local jurisdictions and the U.S. The Company's tax rate reflects the impact of double taxation from these entities.
The Company recorded a valuation allowance against the majority of its deferred tax assets as of December 31, 2019 and December 31, 2018. The Company intends to continue maintaining a valuation allowance on certain deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given its anticipated future earnings, it believes there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow it to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of a portion or all of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation release are subject to change on the basis of the level of profitability that the Company is able to achieve.
The net change in valuation allowance was an increase of $74 million for the tax year ended December 31, 2019. The increase was primarily driven by potential U.S. foreign tax credits related to Canada and Japan branch operations.
As of December 31, 2019, the Company has U.S federal and state net operating loss (NOL) carryforwards in the amount of $1.1 billion and $226 million, respectively, which begin to expire in the year ending December 31, 2033 for federal and state purposes. The Company also has foreign net operating loss carryforwards in Canada in the amount of $17 million which begin to expire in the year ending

December 31, 2030, foreign net operating loss carryforwards in Puerto Rico of $7 million that begin to expire in the year ending December 31, 2022, and foreign net operating loss carryforwards in Japan of $33 million that begin to expire in the year ending December 31, 2024.
The Company's production tax credits of $22 million begin to expire in the year ending December 31, 2033.
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
The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2019, the Company does not have any unrecognized tax benefits and does not have any tax positions for which it is reasonably possible that the amount of gross unrecognized tax benefits will increase or decrease within 12 months after the year ended December 31, 2019.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and foreign jurisdictions in Canada, Japan and Puerto Rico. The Company’s U.S., Canada and Puerto Rico income tax returns for 2016 and forward are subject to examination by taxing authorities. U.S. net operating losses generated in tax years beginning before January 1, 2018 may be carried forward twenty years. U.S. net operating losses generated in tax years beginning on or after January 1, 2018 generally have an unlimited carryforward period but for years ending after December 31, 2017, a usage limitation of 80% of taxable income applies. U.S. net operating losses created in years that are closed under statute are open for examination to the extent of the amount of net operating loss deduction that may be absorbed in a later year. The statute of limitations in Japan is generally five years from the date of filing, plus extension. The Japan statute of limitations for transfer pricing is six years from the date of filing for tax returns for fiscal years beginning prior to April 1, 2020. Under Japan 2019 Tax Reform, the statute of limitation in relation to the transfer pricing liabilities was extended from six to seven years. The extended statute of limitation will apply to the tax returns for the fiscal year beginning on or after April 1, 2020. Net operating losses generally extend the statute to ten years, depending on the year in which the loss originated.
The Company has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. The Company did not incur any interest expenses or penalties or have outstanding liabilities on the balance sheet associated with unrecognized tax benefits for the year ended December 31, 2019.
The Company operates under a tax holiday in Puerto Rico which enacted a special tax rate of 4% for businesses dedicated to the production of energy for the consumption through the use of renewal sources. Act 73 of May 28, 2008 as amended, known as the "Economic Incentives for the Development of Puerto Rico Act" (the "Act"), promotes the development of green energy projects through economic incentives so as to reduce the island's dependency on oil. On September 15, 2016, the Company commenced operations under the Act 83 Grant while simultaneously surrendering operations under Act 73 Grant. The Act 83 Grant affords the Company identical tax benefits to the Act 73 Grant but has a duration of 25 years, thereby extending the Grant benefit for 25 years at the date of conversion. The Act 83 Grant continues to provide for a 4% reduced income tax rate in Puerto Rico, which is scheduled to terminate on December 31, 2041. The impact of the tax holiday decreased foreign deferred tax expense by approximately $3 million for the year ended December 31, 2019.
17.     Redeemable Preferred Stock
The Company has 100,000,000 shares of authorized preferred stock issuable in one or more series. The Company’s Board of Directors is authorized to determine the designation, powers, preferences and relative, participating, optional or other special rights of any such series. As of December 31, 2018, there was no preferred stock issued and outstanding.
On October 25, 2019 (Issue Date), the Company issued, in a private placement, an aggregate of 10,400,000 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (Preferred Shares), convertible in certain circumstances into authorized shares of the Company's Class A common stock, for a cash purchase price of $24.625 per Preferred Share and net proceeds to the Company of $256 million, which the Company used to fund the acquisition of Henvey Inlet, partially repay borrowings under the revolving credit facility and pay related expenses and fees. The Company incurred approximately $1 million in issuance costs which were recorded as a reduction to the net proceeds received. The Preferred Shares have a value of $260 million and were issued with a 1.5% original issue discount.

The following table presents a reconciliation of the beginning and ending carrying amounts of the Preferred Shares as reported in the consolidated balance sheets (in millions):

2019
Balance, beginning of year	$—
Issuance of Preferred Shares	256
Initial value of derivative bifurcated from Preferred Share proceeds	(21)
Issuance costs	(1)
Balance, end of year	$234

Dividends
The Preferred Shares are entitled to receive, when as and if declared by the board of directors, cumulative cash dividends at an initial annual rate of 5.625%, based on the $25.00 per share liquidation preference. The annual dividend rate shall increase by 0.5% every year, absent the occurrence of certain events, starting on the third anniversary of issuance date to a maximum of four escalations, or 7.625%. The Preferred Shares are entitled to receive, when as and if declared by the board of directors, 12.6% of any cash distributions, including the return of capital, made by Pattern Development to the Company, not to exceed $3.25 per Preferred Share (Contingent Dividend). The Preferred Shares rank senior to the Company's Class A common stock with respect to distribution rights and rights upon liquidation. Subject to certain exceptions, so long as any Preferred Shares remain outstanding, no dividend or distribution may be declared or paid on, and no redemption or repurchase will be agreed to or consummated of, stock on parity with the Preferred Shares, Class A common stock or any other shares of stock junior to the Preferred Shares, unless all accumulated and unpaid dividends for all preceding full fiscal quarters have been declared and paid with respect to the Preferred Shares.
Redemption and Conversion Options
On or after the fifth year anniversary of the Issue Date, the Company may redeem for cash or cause the outstanding shares of Preferred Shares to be converted in whole or in part into Class A common stock, as long as at least 25% of the aggregate amount of Preferred Shares remain outstanding upon such partial conversion, at a premium to the liquidation preference, including any unpaid dividends and unpaid Contingent Dividends. In no event shall the conversion of the Preferred Shares result in voting rights exceeding 9.99% of the voting stock of the Company, or result in the Company issuing more than 19.99% of the shares of Class A common stock outstanding on the Issue Date.
Following the occurrence of a certain permitted private change of control event, holders of Preferred Shares may, on the fifteenth anniversary of the Issue Date and each anniversary thereafter for so long as any Preferred Shares remain outstanding, require the Company to redeem for cash the Preferred Shares of each of such holder, in whole or in part, at a redemption price per share at a premium to the liquidation preference, including any unpaid dividends and unpaid Contingent Dividends, subject to certain adjustments.
The Preferred Shares can only be redeemed upon certain events that are not certain to occur and therefore, the Preferred Shares are not required to be classified as a liability under ASC 480. However, as the Preferred Shares can be redeemed at the option of the holders and/or upon the occurrence of an event that is not solely within the Company's control, the Company has classified the Preferred Shares as mezzanine equity on the consolidated balance sheets.
Change of Control
Upon certain changes of control, holders of Preferred Shares shall have the option, during an applicable period, to convert any or all of their respective Preferred Shares into an equal amount of stock, other property or assets (including cash or any combination thereof).
Voting Rights
Holders of Preferred Shares are entitled to the number of votes equal to the number of shares of Class A common stock into which the Preferred Shares are convertible on a one-to-one basis, not in any event to exceed 9.99% of the voting stock of the Company.

Merger Agreement
The Merger Agreement, if consummated, would be considered a permitted private change of control as defined under the terms of the Preferred Shares. Such permitted private change of control, if consummated, would allow holders of Preferred Shares the option to redeem on or after the fifteenth anniversary of the issuance as discussed above and immediately trigger a step-up in the fixed dividends of 75 basis points for each defined period through September 30, 2024, at which time the fixed dividend shall increase to 7.75% and shall remain at such level thereafter.
18.    Stockholders' Equity
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
On May 9, 2016, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC (collectively, the Agents). Pursuant to the terms of the Equity Distribution Agreement, the Company may offer and sell shares of the Company’s Class A common stock, par value $0.01 per share, from time to time through the Agents, as the Company’s sales agents for the offer and sale of the shares, up to an aggregate sales price of $200 million. For the years ended December 31, 2019 and 2018, the Company did not sell any shares under the Equity Distribution Agreement. For the year ended December 31, 2017, the Company sold 1,068,261 shares under the Equity Distribution Agreement for net proceeds of $25 million and the aggregate compensation paid by the Company to the Agents with respect to such sale was less than $1 million for December 31, 2017. As of December 31, 2019, approximately $144 million in aggregate offering price remained available to be sold under the agreement.
Voting Rights
Holders of the Company’s Class A common stock as of December 31, 2019 are entitled to one vote per share on all matters submitted to a vote of stockholders and will vote as a single class under all circumstances.

Noncontrolling Interests
The following table presents the balances for noncontrolling interests by project (in millions).

	December 31,
	2019	2018
Logan's Gap	$119	$132
Panhandle 1	114	131
Panhandle 2	158	176
Post Rock	95	116
Amazon Wind	89	101
Broadview Project	235	257
Futtsu	10	10
Meikle	52	57
MSM	39	37
Stillwater	91	95
Belle River	20	—
Grady	293	—
Henvey	199	—
Noncontrolling interests	$1,514	$1,112

The following table presents the components of total noncontrolling interests as reported in stockholders’ equity in the consolidated balance sheets (in millions).

	Capital	Accumulated Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balances at December 31, 2016	$954	$(62)	$(1)	$891
Acquisitions	390	—	—	390
Distributions to noncontrolling interests	(20)	—	—	(20)
Partial sale of subsidiary	56	—	—	56
Net loss	—	(64)	—	(64)
Other comprehensive income, net of tax	—	—	1	1
Balances at December 31, 2017	$1,380	$(126)	$—	$1,254
Acquisitions	49	—	—	49
Contribution from noncontrolling interests	98	—	—	98
Distributions to noncontrolling interests	(38)	—	—	(38)
Sale of subsidiaries	(37)	5	—	(32)
Net loss (1)	—	(211)	—	(211)
Other comprehensive loss, net of tax	—	—	(8)	(8)
Balances at December 31, 2018	$1,452	$(332)	$(8)	$1,112
Acquisitions	479	—	—	479
Contribution from noncontrolling interests	28	—	—	28
Distributions to noncontrolling interests	(41)	—	—	(41)
Net loss	—	(76)	—	(76)
Other comprehensive income, net of tax	—	—	12	12
Balances at December 31, 2019	$1,918	$(408)	$4	$1,514

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
Pay-go Contribution
Broadview and Grady include a partial pay as you go (Pay-go) funding arrangement under which, when the actual annual MWh production of Broadview and Grady exceeds a certain production threshold, the tax equity investors are obligated to make a cash contribution ("Pay-go contribution") to the Company. The Pay-go arrangement resulted in a lower initial investment by the tax equity partners and provided them with some protection from potential underperformance. For the year ended December 31, 2019, the actual MWh production of Broadview and Grady exceeded the production threshold which resulted in a Pay-go contribution receivable from the tax equity partners in the amount of approximately $6 million. The Company classified the receivable as a component of noncontrolling interests in the accompanying consolidated balance sheets. The Company expects to receive the Pay-go contribution by the end of the first quarter of 2020. For the year ended December 31, 2018, the actual MWh production of Broadview exceeded the production threshold which resulted in a Pay-go contribution of approximately $4 million.
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
Tax equity partnerships imposes a range of affirmative and negative covenants that are similar to what a term lender would require, such as financial reporting, insurance maintenance and prudent operator standards. Most of these restrictions end once the flip point occurs and any deficit restoration obligation of the tax equity has been eliminated. There are also covenants that specifically seek to preserve the tax attributes of the project that are not customary for project term lenders.
If tax equity suffers any losses or damages as the result of a breach of representation, covenant, or other obligation by the cash investor in its capacity as managing member, tax equity may provide notice to the cash investor and require that any distributions otherwise required to be paid to the cash investor shall, instead, be paid to tax equity to cover any damages.
19.    Equity Incentive Award Plan
Under the Amended and Restated 2013 Equity Incentive Award Plan (2013 Plan), the Company may issue 3,000,000 aggregate number of shares of Class A common stock for equity awards including incentive and nonqualified stock options, restricted stock awards (RSAs) and restricted stock units (RSUs) to employees, directors and consultants. RSAs provide the holder with immediate voting rights, but are restricted in all other respects until released. RSUs generally entitle the holders the right to receive the underlying shares of the Company's Class A common stock upon vesting. Upon cessation of services to the Company, any nonvested RSAs and RSUs will be forfeited. All nonvested RSAs and RSUs accrue dividends and distributions, which are subject to vesting and paid in cash upon release. Accrued dividends and distributions are forfeitable to the extent that the underlying awards do not vest. As of December 31, 2019, there were 1,565,076 aggregate number of Class A shares available for issuance under the 2013 Plan.
Stock-Based Compensation
Stock-based compensation expenses related to, RSAs, RSUs and stock options are recorded as a component of general and administrative expenses in the Company’s consolidated statements of operations and totaled $5 million, $5 million and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted Stock Awards
The Company granted time-based RSAs to certain employees and independent directors. The Company measures the fair value of the RSAs at the grant date and accounts for stock-based compensation by amortizing the fair value on a straight line basis over the related vesting period.
The following table summarizes RSA activity under the 2013 Plan for the year ended December 31, 2019:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2018	122,128	$18.84
Granted	124,810	$21.78
Vested	(118,470)	$19.92
Forfeited	(9,940)	$20.20
Nonvested at December 31, 2019	118,528	$20.74

For the years ended December 31, 2019, 2018 and 2017, the total fair value of RSAs vested was $3 million, $3 million and $3 million, respectively. The weighted-average grant date fair values per RSA granted during the same periods were $21.78, $18.67 and $20.35, respectively.
As of December 31, 2019, the total unrecorded stock-based compensation expense for nonvested RSAs was $2 million, which is expected to be amortized over a weighted-average period of 1.6 years.
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

	Years ended December 31,
	2019	2018	2017
Expected stock price volatility(1)	27%	32%	34%
Expected dividend yield	N/A	N/A	N/A
Risk-free interest rate	2.36%	2.38%	1.60%
Expected performance period in years(2)	2.8	2.8	2.8

(1)	The expected volatility was estimated using the historical volatility derived from the Company's Class A common stock.

(2)	The expected performance period was estimated based on the length of the remaining performance period from the grant date.

The following table summarizes TSR-RSAs activity under the 2013 Plan for the year ended December 31, 2019:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2018	259,643	$19.40
Granted	96,127	$22.60
Vested	(72,768)	20.63
Forfeited	(18,192)	20.63
Nonvested at December 31, 2019	264,810	$20.14

For the years ended December 31, 2019, 2018, and 2017, the weighted-average grant-date fair value per TSR-RSAs granted was $22.60, $18.20 and $19.48, respectively.
As of December 31, 2019, the total unrecorded stock-based compensation expense related to nonvested TSR-RSAs was $2 million, which is expected to be amortized over a weighted-average period of 1.8 years.
Restricted Stock Units
In 2019, 2018 and 2017, the Company granted time-based deferred RSUs to certain independent directors. Deferred RSUs are equity awards that entitle the holder the right to receive shares of the Company's Class A common stock upon vesting and are settled on, or as soon as administratively possible after the settlement date which is January 1 following the date of the director's termination of service. The Company measures the fair value of deferred RSUs at the grant date and accounts for stock-based compensation by amortizing the fair value on a straight line basis over the related vesting period.
During the year ended December 31, 2019, there were RSU grants of 36,538 shares, all of which vested. The total fair value of deferred RSUs vested for the years ended December 31, 2019, 2018 and 2017, was $1 million, less than $1 million and $1 million, respectively. The weighted-average grant date fair value of stock awards granted during the same periods was $19.54, $21.49 and $18.99, respectively. As of December 31, 2019, there were no nonvested deferred RSUs.
Stock Options
During the years ended December 31, 2019, 2018 and 2017, no options were granted or exercised.
A summary of option activity under the employee share option plan as of December 31, 2019, and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	382,154	$22.00
Forfeited or expired	—	$—
Outstanding at December 31, 2019	382,154		3.7	—
Exercisable at December 31, 2019	382,154		3.7	—

20.    Earnings (Loss) Per Share
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
Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive were 9 million, 9 million and 9 million, respectively, for the years ended December 31, 2019, 2018 and 2017. The potentially dilutive securities related to the Preferred Shares are not considered in the calculation of diluted earnings (loss) per share as the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period.
The computations for Class A basic and diluted earnings (loss) per share are as follows (in millions except share data):

	Year ended December 31,
	2019	2018	2017
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) attributable to Pattern Energy	$(31)	$142	$(18)
Less: Preferred Share dividends	(4)	—	—
Less: earnings allocated to participating securities	—	—	—
Net income (loss) attributable to common stockholders	$(35)	$142	$(18)

Denominator for earnings (loss) per share:
Weighted average number of shares:
Class A common stock - basic	97,603,555	97,456,407	89,179,343
Add dilutive effect of:
Restricted stock awards	—	193,910	—
Restricted stock units	—	1,184	—
Class A common stock - diluted	97,603,555	97,651,501	89,179,343

Earnings (loss) per share:
Class A common stock:
Basic	$(0.35)	$1.45	$(0.20)
Diluted	$(0.35)	$1.45	$(0.20)

Dividends declared per Class A common share	$1.69	$1.69	$1.67
21.    Commitments and Contingencies
Commitments
The following table summarizes estimates of future commitments related to the various agreements that the Company has entered into as of December 31, 2019 (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Transmission service agreements (1)	$36	$36	$36	$36	$36	$710	$890
Land agreements(2)	13	13	13	13	13	417	482
Service and maintenance agreements	37	35	29	29	22	49	201
Construction and other commitments	249	6	4	5	5	73	342
Total commitments	$335	$90	$82	$83	$76	$1,249	$1,915

(1)	Future commitments under the transmission service agreements are based on current rates, which are subject to future changes.

(2)	Certain land agreements have adjustments for market provisions. Amounts in the above table represent the best estimates of future payments to be made under these agreements.

Transmission Service Agreements
In connection with the Broadview Project acquisition, the Company became a party to various long-term transmission service agreements expiring between 2-29 years. The Company recorded transmission service costs related to such agreements of $25 million for the year ended December 31, 2019.
Land Agreements Not Accounted for under ASC 842
The Company has entered into various long-term land agreements for its wind and solar farms that are not accounted for under ASC 842, primarily in the U.S. and Canada, because the agreements do not convey the right to control the use of the land. In these agreements, the Company does not have exclusive use of the land and the landowners retain the rights to the economic benefits for most of the land. For the years ended December 31, 2019, 2018 and 2017, the Company recorded rent expense of $18 million, $18 million and $15 million, respectively, in project expense in its consolidated statements of operations.
Service and Maintenance Agreements
The Company has entered into service and maintenance agreements with third party contractors to provide turbine operations and maintenance services and modifications and upgrades for varying periods over the next 21 years. The computation of outstanding commitments includes an estimated annual price adjustment for inflation of 2%, where applicable. For the years ended December 31, 2019, 2018 and 2017, the Company recorded service and maintenance expense under these agreements of $33 million, $38 million and $47 million, respectively, in project expense in its consolidated statements of operations.
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
Gulf Wind Re-Powering Commitment
In September 2018, the Company committed to a plan to re-power the Gulf Wind project. In connection with the re-powering plan, the Company entered into a turbine purchase agreement for a maximum purchase price of $151 million plus certain storage costs.
Separately, in September 2018, the Company exercised its option to purchase turbines from an affiliate of Pattern Development. In 2019, the Company paid approximately $14 million to such affiliate of Pattern Development.
Letters of Credit
Power Sale Agreements
The Company owns and operates wind and solar power projects, and has entered into various long-term PSAs that terminate from 2025 to 2044. The terms of these agreements generally provide for the annual delivery of a minimum amount of electricity at fixed prices and in some cases include price escalation over the term of the agreement. Under the terms of these agreements, as of December 31, 2019, irrevocable letters of credit totaling $158 million were available to be issued to guarantee the Company's performance for the duration of the agreements.
Project Finance and Lease Agreements
The Company has various project finance and lease agreements which obligate the Company to provide certain reserves to enhance its credit worthiness and facilitate the availability of credit. As of December 31, 2019, irrevocable letters of credit totaling $152 million which includes letters of credit available under the Revolving Credit Facility were available to be issued to ensure performance under these various project finance and lease agreements.

Contingencies
Turbine Operating Warranties and Service Guarantees
The Company has various turbine availability warranties from its turbine manufacturers and service guarantees from its service and maintenance providers. Pursuant to these guarantees, if a turbine operates at less than minimum availability during the guarantee measurement period, the service provider is obligated to pay, as liquidated damages at the end of the warranty measurement period, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, pursuant to certain of these guarantees, if a turbine operates at more than a specified availability during the guarantee measurement period, the Company has an obligation to pay a bonus to the service provider at the end of the warranty measurement period. As of December 31, 2019, the Company recorded liabilities of $2 million associated with bonuses payable to turbine manufacturers and service providers.
Contingencies in connection with the Broadview Project Acquisition
The Company recorded a $7 million contingent obligation, payable to a third party who holds a 1% interest in Western Interconnect, at fair value upon the acquisition of the Broadview Project. These contingent payments are subject to certain conditions, including the actual energy production of Broadview in a production year and the continued operation of Broadview. Additionally, the Company initially recorded a $29 million contingent obligation, payable to the same counterparty, at fair value using a discount rate of approximately 5% upon the acquisition of the Broadview Project. The undiscounted contingent obligation is estimated to be approximately $50 million and is expected to be paid over the life of the PSA term. The contingent payment is calculated as a percentage of additional transmission revenue earned by Western Interconnect upon Grady's commercial operation, which occurred in August 2019. For the year ended December 31, 2019, the Company has paid approximately $1 million.
Contingencies in connection with the Sale of Panhandle 2 interests
In connection with the sale of Panhandle 2, the Company agreed to indemnify PSP Investments up to $5 million to cover PSP Investments' pro rata share of the economic impacts resulting from planned transmission outages in the Texas market until December 31, 2019. As of December 31, 2019, the Company recorded a contingent liability of $2 million associated with the indemnity.
Contingencies in connection with Hatchet Ridge
On January 29, 2019, Pacific Gas and Electric Company (PG&E) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California ("the Bankruptcy Court"). The Company has received all post-petition invoiced amounts through December 2019. However, the pre-petition amount of $2 million that relates to production prior to the Chapter 11 filing date remained outstanding as of December 31, 2019 and will be addressed as part of Chapter 11 process. The Company determined that it is probable that substantially all of the consideration to which the entity will be entitled for the electricity delivered to PG&E will be collected; therefore, the Company continues to account for the PSA under ASC 606. The Company evaluated the pre-petition amount of $2 million for impairment in accordance with ASC 450, Contingencies. The Company concluded that it is reasonably possible that Hatchet Ridge's pre-petition amount may be impaired; however, the Company did not recognize any amount for impairment for the year ended December 31, 2019. The Company will continue to monitor the bankruptcy proceedings and reassess the pre-petition amount for impairment.
Gulf Wind Re-Powering Guarantees
In December 2019, the Company guaranteed to a third-party, Gulf B Member LLC's capital contribution up to $85 million towards the repayment of the Gulf Wind Construction Loan and to fund cost overruns for Gulf Wind's re-powering of up to $7 million.
Legal Matters
As a result of the Merger Agreement, several claims have been filed to date against the Company, certain officers and directors of the Company and in some claims, CPP Investments. Such claims generally allege that the defendants violated federal securities laws by failing to disclose material information in the version of the merger proxy statement filed with the SEC on December 13, 2019. Each claim seeks, among other things, to enjoin the Merger Agreement and recover damages, as well as an award of the plaintiffs' attorneys' fees and costs of litigation. The Company believes that such claims asserted are wholly without merit, but it is not possible at this time to reasonably estimate the outcome of or any potential liability from such claims.

A contractor has filed a general claim for $22 million against the Company in relation to cost overruns experienced during construction of a wind farm. It is expected this dispute will be referred to arbitration. At this time the Company is unable to reasonably predict the outcome of these legal proceedings. While the Company believes the claim is without merit and intends to vigorously defend against such claim an adverse outcome with respect to the legal proceedings could have a material financial impact.

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

22.    Related Party Transactions
Management fees
The Company provides management services and receives a fee for such services under agreements with its joint venture investees Belle River, North Kent, South Kent, Grand, and Armow. In connection with the Japan Acquisition, the Company receives management services related to the acquired projects and incurred a fee for such services under agreements with a subsidiary of Pattern Development.
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
Interconnection Fees
Under a co-tenancy agreement between the Company and Pattern Development, Pattern Development was required to reimburse the Company $8 million for lost revenues and PTC credits for curtailments experienced at the Broadview Facility as a result of installing the interconnection for the Grady Project.
Employee Savings Plan
The Company participates in a 401(k) plan sponsored and maintained by Pattern Energy Group LP. For the years ended December 31, 2019, 2018 and 2017, the Company contributed $1 million, $1 million and $1 million, respectively, which was recorded as general and administrative expense on the consolidated statements of operations.

Related Party Transactions
The table below presents amounts due from and to related parties as included in the consolidated balance sheets for the following periods (in millions):

	December 31,
	2019	2018
Related party receivable	$17	$7
Total due from related parties	$17	$7

Other current liabilities	$17	$9
Contingent liabilities, current	126	25
Contingent liabilities	—	105
Total due to related parties	$143	$139

The table below presents the revenue, reimbursement and (expenses) recognized for management services and under the MSA, as included in the statements of operations for the following periods (in millions):

		Years Ended December 31,
Related Party Agreement	Financial Statement Line Item	2019	2018	2017
Management fees	Other revenue	$9	$9	$8
Interconnection fees	Other revenue	$8	$—	$—
Management fees	Project expense	$2	$1	$—
MSA reimbursement	General and administrative	$10	$12	$12
MSA costs	Related party general and administrative expense	$(18)	$(15)	$(14)

Purchase and Sales Agreements
During the years ended December 31, 2019, and 2018, the Company consummated the following investment and acquisitions with Pattern Energy Group LP and Pattern Development which are further detailed in Note 5, Acquisitions (in millions):

Acquisitions from Pattern Development Companies	Date of Acquisition	Cash consideration net of acquired cash	Debt Assumed	Contingent Consideration
Japan projects	March 7, 2018	$158	$181	$106
MSM	August 10, 2018	$31	$196	$—
Stillwater Wind LLC	November 20, 2018	$17	$—	$—
Belle River	August 2, 2019	$18	$—	$—
North Kent	August 2, 2019	$26	$—	$—
Grady	October 10, 2019	$84	$—	$—
Henvey Inlet	October 25, 2019	$172	$724	$—

Investment in Pattern Development
During 2019 and 2018, the Company funded $7 million and $115 million, respectively into Pattern Development. As of December 31, 2019, the Company has funded $190 million in aggregate and holds an approximate 29% ownership interest in Pattern Development.

ERP Purchase from Pattern Energy Group LP
On March 26, 2019, the Company entered into an Intellectual Property Rights Purchase and Transfer Agreement with Pattern Energy Group LP, pursuant to which the Company acquired certain intellectual property assets which comprise the enterprise resource planning system and associated integrated platforms developed by Pattern Energy Group LP, on a third-party software platform, (ERP) for a purchase price of $12 million. Amortization is calculated using the straight-line method over the service period of the ERP. The Company recorded amortization expense of $2 million related to the ERP for the year ended December 31, 2019. As of December 31, 2019, the carrying value of the ERP was $10 million, net of accumulated amortization of $2 million. In addition, the Company intends to bill both Pattern Energy Group LP and Pattern Development for their usage under the MSA.
Pattern Energy Group LP Earnout
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
Gulf Wind Re-Powering
In September 2018, the Company committed to a plan to re-power the Gulf Wind project and exercised its option to purchase turbines from an affiliate of Pattern Development. In 2019, the Company paid approximately $14 million to such affiliate of Pattern Development. As consideration for the Company providing Western Development flexibility with respect to the number and timing for delivery of the turbines, the affiliate of Pattern Development has agreed to pay the Company a repowering reservation charge. The Company recorded such amounts due as a reduction of the cost of the turbines.
PSP Investments Joint Venture
In June 2017, the Company entered into a Joint Venture Agreement with PSP Investments pursuant to which PSP Investments will have the right to co-invest up to an aggregate amount of approximately $500 million in projects acquired by the Company under Project Purchase Rights with the Pattern Development Companies. In connection with such arrangements, PSP Investments has made investments in Belle River, Grady, Meikle, MSM, Panhandle 2 and Stillwater. PSP Investments acquired a 49% interest in MSM and 49% of Class B membership in Stillwater in 2018 and a 20.8% interest in Belle River and 49% of Class B membership in Grady in 2019. Prior to December 31, 2018, PSP Investments previously purchased approximately 9 million shares of the Company's common stock from Pattern Energy Group LP and an additional approximately 600,000 shares from the Company.
Sponsor Services Agreement
Under the terms of a Sponsor Services Agreement with PSP Investments, the Company provides certain mutually agreed services to PSP Investments and its affiliates with respect to the administration of the joint ownership of the project companies that PSP Investments invests in alongside the Company pursuant to the PSP Investments Joint Venture Agreement in exchange for certain fees set forth in the Sponsor Services Agreement. Related party fee amounts recorded were immaterial.

23.    Segment Reporting
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
Prior to 2018, the Company had one reportable segment. The development investment segment was acquired in July 2017 and had insignificant operations in 2017. As such, the 2017 comparative period is not material or meaningful.
Segment information for the years ended December 31, 2019 and 2018 are presented in the table below.

For the Year Ended December 31, 2019
(in millions)	Operating Business	Development Investment(1)	Corporate, Other and Eliminations	Reconciling Amounts(2)	Consolidated
Total revenue	$532	$72	$9	$(72)	$541
Depreciation, amortization and accretion	$316	$1	$2	$(1)	$318
Impairment expense	$—	$2	$—	$(2)	$—
Operating income (loss)	$7	$(26)	$(54)	$26	$(47)
Earnings (loss) in unconsolidated investments(3)	$152	$1	$(45)	$(1)	$107
Interest expense	$60	$1	$51	$(1)	$111
Income tax provision	$11	$—	$32	$—	$43
Net income (loss)	$80	$(27)	$(187)	$27	$(107)
Adjusted EBITDA	$419	$(25)	$(60)	$25

Capital expenditures	$(259)	$(43)	$(5)	$43	$(264)

As of December 31, 2019
Property, plant and equipment, net	$4,772	$4	$46	$(4)	$4,818
Unconsolidated investments	$410	$9	$(112)	$(9)	$298
Total assets	$11,282	$137	$(4,109)	$(137)	$7,173

For the Year Ended December 31, 2018
(in millions)	Operating Business	Development Investment(1)	Corporate, Other and Eliminations	Reconciling Amounts(2)	Consolidated
Total revenue	$475	$39	$8	$(39)	$483
Depreciation, amortization and accretion	$247	$—	$3	$—	$250
Impairment expense	$—	$11	$7	$(11)	$7
Operating income (loss)	$45	$(33)	$(43)	$33	$2
Earnings (loss) in unconsolidated investments(3)	$41	$1	$(40)	$(1)	$1
Interest expense	$63	$1	$46	$(1)	$109
Income tax provision	$11	$1	$21	$(1)	$32
Net income (loss)	$(38)	$(35)	$(31)	$35	$(69)
Adjusted EBITDA	$391	$(22)	$(19)	$22

Capital expenditures	$(175)	$(61)	$(6)	$61	$(181)

As of December 31, 2018
Property, plant and equipment, net	$4,054	$2	$65	$(2)	$4,119
Unconsolidated investments	$228	$10	$42	$(10)	$270
Total assets	$8,990	$187	$(3,696)	$(187)	$5,294

(1)
Amounts represent the Company's proportionate share in Pattern Development. The Company's proportionate share of revenue in Pattern Development for the years ended December 31, 2019 and 2018 includes amounts from the sale of development projects to third-parties and electricity sales.

(2)
The Company accounts for its investment in Pattern Development under the equity method. Therefore, the reconciling amounts are presented to eliminate Pattern Development and to reconcile to the consolidated totals.

(3)
Included in Corporate, Other and Eliminations for the years ended December 31, 2019 and 2018 is a $27 million loss and $35 million loss, respectively, related to the Company's portion of the loss of Pattern Development, and for the years ended December 31, 2019 and 2018, the elimination of intra entity profits of approximately $18 million and $5 million, respectively.

Reconciliation of segment Adjusted EBITDA to the Company's consolidated net loss for the years ended December 31, 2019 and 2018 is as follows:

	Year ended December 31,
(in millions)	2019	2018
Operating Business Adjusted EBITDA	$419	$391
Development Investment Adjusted EBITDA	(25)	(22)
Corporate, Other and Eliminations Adjusted EBITDA	(60)	(19)
Reconciling Amounts Adjusted EBITDA	25	22
Less, proportionate share from unconsolidated investments
Interest expense, net of interest income	(31)	(38)
Income tax provision	—	(1)
Depreciation, amortization and accretion	(30)	(35)
Gain (loss) on derivatives	(8)	1
Unrealized loss derivatives	(6)	(5)
Early extinguishment of debt	—	(6)
Impairment expense	—	(7)
Adjustments from unconsolidated investments	126	—
Other	(17)	(2)
Gain on asset sales	—	71
Interest expense, net of interest income	(107)	(107)
Depreciation, amortization and accretion	(350)	(280)
Net loss before income tax	(64)	(37)
Income tax provision	(43)	(32)
Net loss	$(107)	$(69)

24.    Selected Quarterly Financial Data (Unaudited)
The following tables summarize the Company’s unaudited quarterly consolidated statements of operations for each of the eight quarters in the two year period ended December 31, 2019. The quarterly consolidated statements of operations data were prepared on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K.
Quarterly financial data in millions, except per share data:

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Revenue	$147	$119	$140	$135
Gross profit (loss)	$12	$(3)	$17	$6
Net income (loss)	$40	$(71)	$(30)	$(46)
Net loss attributable to noncontrolling interests	$(17)	$(20)	$(23)	$(16)
Net income (loss) attributable to Pattern Energy	$57	$(51)	$(7)	$(30)
Earnings (loss) per share
Basic	$0.55	$(0.53)	$(0.07)	$(0.31)
Diluted	$0.54	$(0.53)	$(0.07)	$(0.31)
Cash dividends declared per Class A common share	$0.4220	$0.4220	$0.4220	$0.4220

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Revenue	$113	$118	$140	$112
Gross profit (loss)	$(14)	$20	$44	$14
Net loss	$(22)	$(32)	$(2)	$(13)
Net loss attributable to noncontrolling interests(1)	$(9)	$(19)	$(34)	$(149)
Net income (loss) attributable to Pattern Energy	$(13)	$(13)	$32	$136
Earnings (loss) per share
Basic and diluted earnings (loss) per share—Class A common stock	$(0.15)	$(0.13)	$0.34	$1.39
Diluted (loss) earnings per share—Class A common stock	$(0.15)	$(0.13)	$0.34	$1.32
Cash dividends declared per Class A common share	$0.4220	$0.4220	$0.4220	$0.4220

(1)
As discussed in Note 18, Stockholders' Equity, for the three months ended March 31, 2018, included in net loss attributable to noncontrolling interests is a one-time adjustment of $150 million as a result of the decrease in the federal corporate income tax rate.

25.    Subsequent Events
On February 26, 2020, the Company approved a dividend for the first quarter of 2020, payable on April 30, 2020 to holders of record on March 31, 2020, in the amount of $0.4220 per Class A share, which represents $1.688 on an annualized basis. Such dividend will only be payable in the event the record date for such dividend occurs prior to the effective time of the merger under the Merger Agreement.
In addition, on February 26, 2020, the Company approved an aggregate dividend for the first quarter of 2020, payable on April 30, 2020 to holders of record on April 15, 2020, of approximately $4 million on the Preferred Shares.

South Kent Wind LP

Financial Statements
in accordance with accounting principles
generally accepted in the United States
of America (U.S. GAAP)
December 31, 2019
(In thousands of Canadian Dollars)

South Kent Wind LP

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Partners of South Kent Wind LP
Opinion on the Financial Statements
We have audited the accompanying balance sheet of South Kent Wind LP (the Partnership) as of December 31, 2019, and the statements of operations and comprehensive income, statements of changes in partners’ equity and statements of cash flows for the years ended December 31, 2019 and 2017, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2017 in conformity with accounting principles generally accepted in the United States of America.
The accompanying balance sheet of the Partnership as of December 31, 2018, and the related statements of operations and comprehensive income, statement of changes in partners’ equity and statement of cash flows for the year ended December 31, 2018 are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2018 financial statements to be audited and they are therefore not covered by this report.
Change in Accounting Principle
As discussed in note 2 to the financial statements, the Partnership changed the manner in which it accounts for leases in 2019 to comply with the requirements of ASC 842, Leases.
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
/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Ontario, Canada
February 14, 2020

We have served as the Partnership’s auditor since 2011.

South Kent Wind LP
Balance Sheets
As of December 31, 2019 and 2018*

(In thousands of Canadian Dollars)

	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$24,887	$21,888
Accrued revenue (notes 2 and 3)	17,434	14,597
Other current assets	269	338
Total current assets	42,590	36,823
Property, plant and equipment - net of accumulated depreciation of $174,745 and $145,511 in 2019 and 2018, respectively (note 4)	562,504	591,698
Right of use assets (note 5)	7,747	—
Intangible assets - net of accumulated amortization of $898 and $855 in 2019 and 2018, respectively (note 6)	540	583
Derivative assets (note 9)	2,438	—
Total assets	$615,819	$629,104

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,428	$3,837
Accounts payable and other accrued liabilities - related parties (note 12)	197	193
Current portion of long-term debt, net of financing costs of $1,608 and $3,163 in 2019 and 2018, respectively (notes 2 and 7)	46,940	24,980
Current portion of contingent liabilities (note 11)	536	544
Current portion of lease liabilities (note 5)	713	—
Derivative liabilities, current (note 9)	1,459	3,996
Other current liabilities	2,153	77
Total current liabilities	56,426	33,627
Long-term debt, net of financing costs of $11,299 and $4,932 in 2019 and 2018, respectively (notes 2 and 7)	842,845	556,047
Long-term contingent liabilities, net of current (note 11)	6,500	7,000
Derivative liabilities (note 9)	—	17,444
Asset retirement obligation (note 8)	7,225	6,853
Lease liabilities (note 5)	6,879	—
Total liabilities	919,875	620,971

Commitments and contingencies (note 11)

Partners' equity:
Accumulated contribution (note 13)	103,164	103,164
Accumulated distribution (note 13)	(650,801)	(296,274)
Accumulated net income	243,581	201,243
Total partners’ equity	(304,056)	8,133
Total liabilities and equity	$615,819	$629,104

*Not covered by the auditor’s report
See accompanying notes to financial statements.

South Kent Wind LP
Statements of Operations and Comprehensive Income
For the years ended December 31, 2019, 2018* and 2017

(In thousands of Canadian Dollars)

	2019	2018*	2017
Revenue (notes 2 and 3):
Energy delivered	$90,352	$94,234	$65,867
Compensation for forgone energy	39,152	35,449	64,739
Other revenue	1,639	2,113	2,376
Total revenue	131,143	131,796	132,982

Cost of revenue:
Project expenses	10,370	10,439	10,900
Project expenses - related parties (note 12)	1,549	1,519	1,491
Depreciation, amortization and accretion	29,644	29,669	29,662
Total cost of revenue	41,563	41,627	42,053
Gross profit	89,580	90,169	90,929

Operating expenses:
General and administrative	1,034	374	524
General and administrative - related parties (note 12)	544	533	523
Total operating expenses	1,578	907	1,047
Operating income	88,002	89,262	89,882

Other expense:
Interest expense (note 7)	(33,470)	(30,628)	(31,477)
(Loss) gain on derivatives (note 9)	(11,428)	4,359	22,474
Other expense, net	(766)	(938)	(934)
Total other expense	(45,664)	(27,207)	(9,937)
Net income	42,338	62,055	79,945

Other comprehensive income	-	-	-
Comprehensive income	$42,338	$62,055	$79,945

*Not covered by the auditor’s report
See accompanying notes to financial statements.

South Kent Wind LP
Statements of Changes in Partners’ Equity
For the years ended December 31, 2019, 2018*and 2017

(In thousands of Canadian Dollars)

	Accumulated contribution	Accumulated distribution	Accumulated net income	Total
Balance at January 1, 2017	$103,164	$(164,894)	$59,243	$(2,487)
Cash distribution	—	(68,392)	—	(68,392)
Net income	—	—	79,945	79,945
Balance at December 31, 2017	103,164	(233,286)	139,188	9,066
Cash distribution	—	(62,988)	—	(62,988)
Net income	—	—	62,055	62,055
Balance at December 31, 2018*	103,164	(296,274)	201,243	8,133
Cash distribution	—	(354,527)	—	(354,527)
Net income	—	—	42,338	42,338
Balance at December 31, 2019	$103,164	$(650,801)	$243,581	$(304,056)

*Not covered by the auditor’s report
See accompanying notes to financial statements.

South Kent Wind LP
Statements of Cash Flows
For the years ended December 31, 2019, 2018* and 2017

(In thousands of Canadian Dollars)

	2019	2018*	2017
Cash flows from operating activities:
Net income	$42,338	$62,055	$79,945
Adjustment to reconcile net income to net cash provided by operating activities:
Loss (gain) on derivatives	11,428	(4,359)	(22,474)
Depreciation, amortization and accretion	29,644	29,668	29,662
Amortization of deferred financing costs	6,829	3,297	3,426
Amortization of lease liabilities	253	—	—
Changes in assets and liabilities, net:
Accrued revenue	(2,837)	6,314	794
Accounts payable and other accrued liabilities	587	629	(3)
Lease liabilities	(294)	—	—
Other, net	3,028	(111)	118
Net cash provided by operating activities	90,976	97,493	91,468

Cash flows from investing activities:
Capital expenditures	(535)	(622)	(610)
Net cash used in investing activities	(535)	(622)	(610)

Cash flows from financing activities:
Proceeds from long-term debt	902,692	—	—
Deferred financing costs paid	(11,642)	—	—
Repayment of long-term debt	(589,121)	(26,819)	(25,773)
Payment for extinguishing hedges	(34,844)	—	—
Distribution to partners	(354,527)	(62,988)	(68,392)
Net cash used in financing activities	(87,442)	(89,807)	(94,165)

Net change in cash, cash equivalents and restricted cash	2,999	7,064	(3,307)

Cash, cash equivalents and restricted cash - Beginning	21,888	14,824	18,131
Cash, cash equivalents and restricted cash - Ending	$24,887	$21,888	$14,824

Supplemental disclosure:
Cash payments for interest and commitment fees	$23,599	$27,486	$27,978

*Not covered by the auditor’s report
See accompanying notes to financial statements.

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

1	General information
The Partnership
South Kent Wind LP (the Partnership), a limited partnership formed pursuant to the laws of the Province of Ontario on January 10, 2011. The Partnership was created to develop, build and operate a wind power project in the Regional Municipality of Chatham-Kent with generation capacity totaling approximately 270 megawatts (MW) of power (the “Project”).
The Partnership is controlled by its general partner, South Kent Wind GP Inc. (the “GP”), also a joint venture controlled by affiliates of Samsung Renewable Energy Inc. (“Samsung”) and Pattern Energy Group Inc. (“Pattern”). As of December 31, 2019 and 2018, the Partnership’s ownership interests were distributed as follows:

	2019	2018
Samsung[1]	49.99%	49.99%
Pattern Canada Finance Company ULC	49.99%	49.99%
South Kent Wind GP Inc.	0.02%	0.02%
Total	100.00%	100.00%
1 On October 23, 2019, SRE SKW LP Holdings LP, a subsidiary of Samsung, transferred all of its LP interest in the Partnership to Samsung.

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

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

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
Restricted cash
Restricted cash mainly consists of cash reserves required under the Partnership’s loan agreements and security deposits required to collateralize commercial bank letter of credit facilities related to easement rights.
Reconciliation of cash and cash Equivalents and restricted cash as presented on the statements of cash flows

	Year ended December 31,
	2019	2018	2017
Beginning
Cash and cash equivalents at beginning of period	$21,888	$12,842	$16,074
Restricted cash - current	—	1,982	2,057
Restricted cash	—	—	—
Cash, cash equivalents and restricted cash	$21,888	$14,824	$18,131
Ending
Cash and cash equivalents at end of period	$24,887	$21,888	$12,842
Restricted cash - current	—	—	1,982
Restricted cash	—	—	—
Cash, cash equivalents and restricted cash	$24,887	$21,888	$14,824
Net change in cash, cash equivalents and restricted cash	$2,999	$7,064	$(3,307)

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

Trade receivables
The Partnership’s trade receivables are generated by selling energy in Ontario, Canada through the IESO as a settlement agent. The allowance for doubtful accounts, if needed, is computed based upon management’s estimates of uncollectible accounts. As of December 31, 2019 and 2018, the Partnership has no outstanding trade receivables.
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
Lease
The Partnership determines if an arrangement is a lease at contract inception by evaluating if the contract conveys the right to control the use of identified assets during the period of use. A right of use (“ROU”) asset represents the Partnership’s right to use an identified asset for the lease term and lease liability represents the Partnership’s obligation to make payments as set forth in the lease agreement. ROU assets and lease liabilities are included on the Partnership’s balance sheets beginning January 1, 2019 and are recognized based on the present value of the future lease payments at the lease commencement date over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. We have elected to include lease and non-lease components in determining our lease liability for all land lease contracts. The interest rate used to determine the present value of the future lease payments is the Partnership’s incremental borrowing rate at lease inception, because the interest rate implicit in the lease is generally not readily determinable. A ROU asset initially equals the lease liabilities, adjusted for any lease payments made prior to lease commencement and any lease incentives. All leases are recorded on the balance sheet except for leases with an initial term of less than 12 months and variable lease payment based on the generated electricity revenue. All of the Partnership’s leases are operating leases. Operating lease expense is generally recognized on a straight-line basis over the remaining useful life as of January 1, 2019 and is recorded in project expenses in the statements of operations and comprehensive income.

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

The variable lease payments are recorded in project expenses in the statement of operations and comprehensive income when the generated electricity revenue is earned.
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
Impairment of long-lived assets
The Partnership periodically evaluates whether events have occurred that would require revision of the remaining useful life of equipment and improvements and purchased intangible assets or render them not recoverable. If such circumstances arise, the Partnership uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. Through December 31, 2019, no impairment charges were recorded.
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

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

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
Revenue recognition
Beginning in 2019, the Partnership adopted ASC 606 Revenue Recognition (ASC 606). See Note 3, Revenue, regarding the Partnership’s revenue recognition policy.
Revenue is recognized based upon the amount of electricity delivered or curtailed at rates specified under the contracts, assuming all other revenue recognition criteria are met. When curtailment revenue is earned, it is recorded as compensation for forgone revenue. The Partnership evaluates its PPA to determine whether it is in substance a lease or derivative and, if applicable, recognizes revenue pursuant to ASC 842, Leases and ASC 815, Derivatives and Hedging, respectively. As of December 31, 2019, the PPA was not considered a lease or a derivative instrument, as multiple market participants purchase the energy at market-based prices with IESO working as a settlement agent. As a result, revenue (including any revenue from the price guaranteed by IESO), is recognized according to the right to invoice practical expedient as prescribed as ASC 606.
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
Recently adopted accounting standard
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Partnership adopted ASU 2014-09 as of January 1, 2019 using the modified retrospective transition method. The adoption did not have a material impact on the Partnership’s consolidated financial statements, other than additional disclosures. See Note 3, Revenue for further details.
In February 2016, the FASB issued ASU 2016-12, Leases (ASC 842), as amended by subsequent standards updates, which requires lessees to recognize ROU assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASC 842 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities.
The Partnership has adopted ASC 842 retrospectively from January 1, 2019, but has not restated comparatives for the 2018 reporting period, as permitted under the specific transitional provision in the standard. The reclassifications and the adjustments arising from the new leasing rules are therefore recognized in the opening balance sheet on January 1, 2019. See Note 5, Leases for further details.

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purposes of clarifying certain aspects of ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04), which clarifies the treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (ASU 2019-11), which provides guidance around how to report expected recoveries. ASU 2016-13, as amended is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2016-13 is not expected to have a material impact on the Partnership’s financial statements and related disclosures.
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

3	Revenue
On January 1, 2019, the Partnership adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (Topic 606) and applied Topic 606 to its PPA contract previously accounted for under Topic 605, using the modified retrospective method. Results of the reporting period beginning January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under Topic 605.
The Partnership did not record any adjustment to the opening retained earnings as of January 1, 2019 as a result of Topic 606. Additionally, the adoption of Topic 606 did not materially change the presentation of revenue.

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

Revenue Recognition
Revenue from contracts with customers are recognized when control of promised goods and services is transferred to customers, in an amount that reflects the consideration the Partnership expects to be entitled to in exchange for those goods or services.
The following table presents the Partnership’s total revenue recognized and, for contracts with customers, disaggregated by revenue sources:

	2019	2018	2017
Revenue from contracts with customers
Electricity sales
Energy delivered	$90,352	$94,234	$65,867
Compensation for forgone energy	39,152	35,449	64,739
Electricity sales from contracts with customers	129,504	129,683	130,606
Other revenue	1,639	2,113	2,376
Total revenue	$131,143	$131,796	$132,982
Electricity Sales
The Partnership generates revenues primarily by delivering electricity to a customer under PPA and market participants. The revenues are determined by the price of the electricity under the PPA multiplied by the amount of electricity that the Partnership delivers.
The Partnership transfers control of the electricity over time and the customer simultaneously receives and consumes the benefits provided by the Partnership's performance as it performs. Accordingly, the Partnership has concluded that the sale of electricity over the term of the agreement represents a series of distinct goods that are substantially the same and that have the same pattern of transfer to the customer. Each distinct transfer of electricity in MWh that the Partnership promises to transfer to the customer meets the criteria to be a performance obligation satisfied over time. The electricity sales are recognized based on an output measure, as each MWh is delivered to the customers. The Partnership recognizes revenue based on the amount invoiced on the basis of the prices multiplied by MWh delivered. The Partnership does not determine the total transaction price at contract inception, allocate the transaction price to performance obligations, or disclose the value of the variable portion of the remaining performance obligations for contracts for which it recognizes revenue as invoiced.

4	Property, plant and equipment
The following is a summary of property, plant and equipment, at cost less accumulated depreciation, at:

	December 31,
	2019	2018
Power plant	$731,212	$731,212
Furniture, fixtures and equipment	501	501
Asset retirement obligation - asset	5,269	5,263
Capital spares	267	233
Subtotal	737,243	737,209
Less: Accumulated depreciation	(174,745)	(145,511)
	$562,504	$591,698
Depreciation expense of $29,234, $29,266 and $29,279 was charged to the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively.

5	Leases
On adoption of ASC 842, the Partnership recognized lease liabilities in relation to lease which had previously been classified as ‘operating leases’. These liabilities were measured at the present value of the remaining lease payments, discounted using the lessee’s incremental borrowing rate as of January 1, 2019. The weighted average lessee’s incremental borrowing rate applied to the lease liabilities on January 1, 2019 was 3.88%.

January 1, 2019
Operating lease commitments disclosed as at December 31, 2018	$65,118
Add: lease commitments period adjustment	9,657
Less: variable lease payments recognized as expenses when revenue is earned	(63,930)
Less: short term leases recognized on a straight-line basis as expenses	—
Undiscounted future lease liabilities	10,845
Imputed interest using the incremental borrowing rate of at the date of initial application	(2,959)
Lease liabilities recognized as at January 1, 2019	7,886
Of which are:
Current lease liabilities	724
Non-current lease liabilities	7,162
$7,886
The ROU assets were measured at the amount equal to the lease liabilities, adjusted by the amount of any prepaid or accrued lease payments relating to that lease recognized in the balance sheet as at December 31, 2018. There were no onerous lease contracts that would have required an adjustment to the ROU assets at the date of initial application.
The recognized ROU assets related to the following types of assets:

	December 31, 2019	January 1, 2019
Land	$7,747	$7,998
	$7,747	$7,998
In applying ASC 842 for the first time, the Partnership has used the following practical expedients permitted by the standards:
•the use of single discount rate to a portfolio of leases with reasonably similar characteristics

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

•the exclusion of initial direct costs for the measurement of the right of use asset at the date of initial application
The change in accounting policy affected the following items in the statement of financial position on January 1, 2019:
•right of use assets: increased by $7,998
•prepaid expenses: decreased by $112
•lease liabilities: increased by $7,886
The Partnership has lease agreements with a group of participating landowners, on which the Project facilities were built. Lease agreements were negotiated on group basis and therefore contain similar terms and conditions including a lease term for period from 20 years to 40 years with an extension option, and right to terminate without penalty.
Until the 2018 financial year, leases were all classified as operating leases and the payments made were charged to profit or loss on the straight-line basis over the period of the lease.
From January 1, 2019, leases are recognized as ROU assets and corresponding lease liabilities at the date at which the lease asset is available for use by the Project. Lease expense is generally recognized on a straight-line basis over the lease term and is recorded in project expense in the statements of operation.
Lease liabilities include the net present value of the following lease payments:
•fixed payments including in-substance fixed payments), less any lease incentives receivable
•variable lease payment that are based on an Index or a rate
•amounts expected to be payable by the lease under residual value guarantees
The lease payments are discounted using the interest rate implicit in the lease. If that rate cannot be determined, the lessee’s incremental borrowing rate is used, being the rate that the lessee would have to pay to borrow the funds necessary to obtain an asset of similar value in a similar economic environment with similar terms and conditions.
ROU assets are measured at cost comprising the following:
•the amount of the initial measurement of lease liability
•any lease payments made at or before the commencement date less any lease incentives received
As of December 31, 2019, fixed contractual payments of lease liabilities were as follow:

2020	$726
2021	726
2022	732
2023	738
2024	491
Thereafter	6,705
Total lease payment	10,118
Less: imputed interest	(2,527)
Total	$7,591
Supplemental income statement information related to leases are as follow:

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

	Income statement location	December 31, 2019
Operating lease expenses	Project expenses	$3,789

Operating leases expenses on variable components		3,248
Operating leases expenses on lease liability		541
		$3,789
Supplemental cash flow and other information related to leases are as follow:

December 31, 2019
Operating cash flow from operating lease	$(294)

Weighted average remaining lease terms (years)	19
Weighted average discounted rate	3.88%

6	Intangible assets

	December 31,
	2019	2018
Beginning net book value	583	626
Amortization expense	(43)	(43)
Closing net book value	540	583

	December 31,
	2019	2018
Cost	1,438	1,438
Accumulated amortization	(898)	(855)
Net book value	540	583
Amortization expense of $43, $43 and $42 was charged to the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively.

7	Long-term debt
Upon achievement of the COD on March 28, 2014, and the construction facility converted to a term loan on August 28, 2014. On May 7, 2015, the Partnership amended the credit agreement to reduce the related interest rate to Canadian Dealer Offered Rate (CDOR) plus 1.625% per annum. A fee facility was added with a principal amount of $5,106 to cover all fees for the amendment. The modifications have resulted in a current effective interest rate of 3.935% with a maturity date of August 2021. In connection with the new credit agreement, the Partnership entered into interest rate swaps that would fix the interest rate for the outstanding notional amount at each settlement date.
On December 6, 2019, the Partnership terminated the original credit agreement executed on March 8, 2013 and entered into a new credit agreement with a group of lenders to reduce the related interest rate to the Canadian Dealer Offered Rate (CDOR) plus 1.125%. The new credit agreement provides for a $902,692 term loan facility, a $63,250 letter of credit facility and an interest rate hedge facility for a term aligning with the PPA.
As of December 6, 2019, the Partnership had a total of $5,195 in unamortized deferred financing costs relating to the original 2013 credit agreement. The unamortized costs of $3,844 related to 9 of the original lenders, who are no longer counterparties in the new credit agreement were recognised as interest expense in the statement of operations and comprehensive income. The Partnership determined that the new credit agreement was a debt modification as prescribed in ASC 470, Debt, therefore the remaining portion

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

of unamortized costs of $1,350, attributable to the 4 lenders who are counterparties to the new credit agreement continue to be amortized over the term of the new credit agreement.
At December 6, 2019, the Partnership capitalized $12,922 of deferred financing costs associated with the new borrowings which are amortized over the term of the new credit agreement.
Collateral under the new credit agreement consists of substantially all of the Partnership’s assets. The credit agreement contains a broad range of typical covenants that, subject to certain exceptions, restrict the Partnership’s ability to incur debt, grant liens, sell or lease assets, transfer equity interest, dissolve, pay distributions and change its business. The Partnership is in compliance with all of the covenants contained in the new credit agreement. Each of the limited partners and the GP of the Partnership pledged their partnership units as collateral for the loan. Each of the shareholders of the GP pledged their shares in the GP as collateral for the loan.
Terms and conditions of outstanding borrowings were as follows:

	As of December 31, 2019
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$902,692	$(12,907)	$889,785	3.115%	March 2034
Less: current portion	(48,548)	1,608	(46,940)
Net of current	$854,144	$(11,299)	$842,845

	As of December 31, 2018
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$589,122	$(8,095)	$581,027	3.935%	August 2021
Less: current portion	(28,143)	3,163	(24,980)
Net of current	$560,979	$(4,932)	$556,047
Future maturities of long-term debt are as follows as of December 31, 2019:

2020	$48,548
2021	51,855
2022	53,572
2023	54,236
2024	57,138
Thereafter	637,343
$902,692
The following table presents a reconciliation of interest expense presented in the Partnerships’ statements of operations and comprehensive income for the years ended December 31:

	2019	2018	2017
Interest incurred	$26,641	$27,331	$28,051
Amortization of deferred financing costs	6,829	3,297	3,426
Interest expense	$33,470	$30,628	$31,477
Letters of credit facilities
On August 28, 2014, letters of credit of $40,600 and $12,000 were issued upon term conversion for a debt service reserve and operations and maintenance reserve, respectively, with a seven-year term. On December 6, 2019, the old letters of credits were terminated along with the other credit facilities and new letters of credit of $52,500 and $10,750 were issued. Funds, when and if

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

drawn on the letter of credit facility, accrue interest at Prime Rate plus 0.125% for the first five years and at a higher applicable margin thereafter. At the option of the Partnership, the rate can be converted to a rate of CDOR plus 1.125% per annum. In addition, the Partnership shall pay letter of credit fees on the basis of the undrawn amount of the facility at 1.125% per annum. As of December 31, 2019 and 2018, the letters of credit facility did not have an outstanding balance, and no amounts were drawn in 2019 and 2018. Letter of credit fees of $845, $855 and $855 were charged to other expense in the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively.

8	Asset retirement obligation
The Partnership’s asset retirement obligation represents the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at the end of its estimated useful life.
The following table presents a reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation:

	December 31,
	2019	2018
Asset retirement obligation - Beginning of year	$6,853	$6,493
Accretion expense	372	360
Asset retirement obligation - End of year	$7,225	$6,853

9	Derivatives
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
On December 6, 2019, as a part of refinancing further discussed in Note 7, the Partnership terminated the old interest rate swap and paid $34,844 to the old hedge providers, which were charged to loss in the statement of operations and comprehensive income. The Partnership entered into new interest rate swaps with a group of hedge providers for a term aligning with the PPA.

The following tables present the fair values of the Partnership's derivative instruments on a gross basis as reflected on the Partnership’s balance sheets:

	December 31, 2019		December 31, 2018
	Derivative assets (liabilities)		Derivative assets (liabilities)
	Current	Long-term	Current	Long-term
Fair value of undesignated derivatives:
Interest rate swaps	$(1,459)	$2,438	$(3,996)	$(17,444)
Total fair value	$(1,459)	$2,438	$(3,996)	$(17,444)
The following table summarizes the notional amounts of the Partnership's outstanding derivative instruments:

		December 31,
	Unit of measure	2019	2018
Undesignated derivative instruments
Interest rate swaps	CAD	$901,904	$525,614

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

The changes in the fair value of these swaps are recognized directly into earnings as follows:

	December 31,
	2019	2018	2017
(Loss) gains recognized in earnings	$(11,428)	$4,359	$22,474

10	Fair value measurement
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
The Partnership’s financial assets (liabilities) which require fair value measurement on a recurring basis are classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3
December 31, 2019
Interest rate swaps	$-	$979	$-

December 31, 2018
Interest rate swaps	$-	$(21,440)	$-

11	Commitments and contingencies

1)	Commitments
Service and Maintenance Agreement

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

The Partnership has entered into service and maintenance agreements with Siemens to provide and carry out turbine maintenance and service activities for the Project until April 2020. Based on the terms of the agreements, Siemens shall be entitled to receive a daily base fee per turbine that may be subject to periodic price adjustments for inflation, over the terms of the agreements. As of December 31, 2019, outstanding commitments with Siemens were $989, including an estimated annual price adjustment for inflation of 2%, where applicable, payable over the full term of the agreement.

2)	Contingencies
Community Fund Agreement
On April 17, 2013, the GP, in its capacity as general partner and on behalf of the Partnership, entered into the South Kent Wind Community Fund Agreement with Chatham-Kent Community Foundation, in which the Partnership committed to twenty annual contributions of $500 plus an initial contribution of $1,000. The remaining payments are recorded as a contingent liability in the amount of $7,000.
Turbine Availability Warranty
The Partnership has a turbine availability warranty from its turbine manufacturer. Pursuant to the warranty, if a turbine operates at less than minimum availability during the warranty period, the turbine manufacturer is obligated to pay, as liquidated damages, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, if a turbine operates at more than a specified availability during the warranty period, the Partnership has an obligation to pay a bonus to the turbine manufacturer. As of December 31, 2019, the Partnership recorded a liability of $37 associated with bonuses payable to the turbine manufacturer.

12	Related party transactions
The Partnership is managed by the GP, which is jointly controlled by Samsung and Pattern in accordance with the terms of the Unanimous Shareholder Agreement. Certain terms of the Samsung Pattern Joint Venture Wind Development Agreement, entered into between Samsung and an affiliate of Pattern Renewable Holdings Canada ULC ("PRHC") on July 27, 2010, directed the responsibilities of Samsung and PRHC for the Project.
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
$1,549, $1,519 and $1,491 were charged to the project expense in the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively.

b)	Project Administration Agreement (PAA)
On March 8, 2013, the Partnership entered into the PAA with SRE Wind PA LP (PA), which is 100% owned by Samsung to supply project administrative services.
$544, $533 and $523 were invoiced to the Partnership for the years ended December 31, 2019, 2018 and 2017, respectively, and expensed as general and administrative expense in the statements of operations and comprehensive income.

c)	The Partnership recorded the following balances with related parties:

South Kent Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

	2019	2018
Related party payable to Pattern Operators Canada ULC	$146	$143
Related party payable to SRE Wind PA LP	51	50
	$197	$193

13	Comparative figures
Comparative figures of the partners’ equity on the face of balance sheet and the statement of changes of partners’ capital have been reclassified to conform to the current year presentation. Such reclassifications did not have an impact on net income or cash flows.

December 31, 2018	Prior year presentation	Reclassification	Current year presentation
Partners’ capital	$(193,110)	$193,110	$—
Accumulated contribution	—	103,164	103,164
Accumulated distribution	—	(296,274)	(296,274)
Accumulated net income	201,243	—	201,243

Grand Renewable Wind LP

Financial Statements
in accordance with accounting principles
generally accepted in the United States of
America (U.S. GAAP)

December 31, 2019
(In thousands of Canadian Dollars)

Grand Renewable Wind LP

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Partners of Grand Renewable Wind LP
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Grand Renewable Wind LP (the Partnership) as at December 31, 2019, and the related statements of operations and comprehensive income, statements of changes in partners’ equity and statements of cash flows for the years ended December 31, 2019 and 2017, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as at December 31, 2019, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2017 in conformity with accounting principles generally accepted in the United States of America.
The accompanying balance sheet of the Partnership as of December 31, 2018, and the related statements of operations and comprehensive income, statement of changes in partners’ equity and statement of cash flows for the year ended December 31, 2018 are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2018 financial statements to be audited and they are therefore not covered by this report.
Change in accounting principle
As discussed in note 2 to the financial statements, the Partnership changed the manner in which it accounts for leases in 2019 to comply with the requirements of ASC 842, Leases.
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
Toronto, Ontario, Canada
February 14, 2020

We have served as the Partnership's auditor since 2011.

Grand Renewable Wind LP
Balance Sheets
As of December 31, 2019 and 2018*

(In thousands of Canadian Dollars)

	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$16,378	$5,079
Restricted cash (note 4)	—	4,339
Accrued revenue (notes 2 and 3)	8,608	6,396
Other current assets	245	300
Total current assets	25,231	16,114
Property, plant and equipment - net of accumulated depreciation of $88,152 and $70,792 in 2019 and 2018, respectively (note 5)	345,368	362,613
Right of use assets (note 6)	26,407	—
Intangible assets - net of accumulated amortization of $425 and $341 in 2019 and 2018, respectively (note 7)	1,247	1,331
Derivative assets (note 10)	1,212	—
Total assets	$399,465	$380,058

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,076	$2,425
Accounts payable and other accrued liabilities - related parties (note 13)	166	163
Current portion of long-term debt, net of financing costs of $802 and $1,290 in 2019 and 2018, respectively (notes 2 and 8)	23,635	17,128
Current portion of lease liabilities (note 6)	1,622	—
Derivative liabilities, current (note 10)	733	3,346
Other current liabilities (note 12)	1,055	86
Total current liabilities	29,287	23,148
Long-term debt, net of financing costs of $5,856 and $2,997 in 2019 and 2018, respectively (notes 2 and 8)	392,623	315,988
Derivative liabilities (note 10)	—	35,507
Asset retirement obligation (note 9)	3,394	3,187
Lease liabilities (note 6)	25,050	—
Total liabilities	450,354	377,830

Commitments and contingencies (note 12)

Partners’ equity:
Accumulated contribution (Note 14)	67,990	67,990
Accumulated distribution (Note 14)	(138,915)	(76,980)
Accumulated net income	26,940	19,930
Accumulated other comprehensive loss	(6,904)	(8,712)
Total partners’ equity	(50,889)	2,228
Total liabilities and partners’ equity	$399,465	$380,058

*Not covered by the auditor’s report
See accompanying notes to financial statements.

Grand Renewable Wind LP
Statements of Operations and Comprehensive Income
For the years ended December 31, 2019, 2018* and 2017

(In thousands of Canadian Dollars)

	2019	2018*	2017
Revenue (notes 2 and 3):
Energy delivered	$47,563	$47,623	$39,693
Compensation for forgone energy	17,098	13,846	24,866
Other revenue	846	851	713
Total revenue	65,507	62,320	65,272

Cost of revenue:
Project expenses	5,279	7,172	8,780
Project expenses - related parties (note 13)	1,326	1,301	1,277
Depreciation, amortization and accretion	17,568	17,548	17,562
Total cost of revenue	24,173	26,021	27,619

Gross profit	41,334	36,299	37,653

Operating expenses:
General and administrative	1,114	928	1,015
General and administrative - related parties (note 13)	435	426	419
Total operating expenses	1,549	1,354	1,434

Operating income	39,785	34,945	36,219

Other expense:
Interest expense (note 8)	(22,061)	(20,394)	(21,079)
Loss on derivatives (note 10)	(9,953)	(1,986)	(230)
Other expense, net	(761)	(783)	(866)
Total other expense	(32,775)	(23,163)	(22,175)

Net income	7,010	11,782	14,044

Other comprehensive income (loss):
Derivative activity (notes 10 and 11):
Effective portion of change in fair value of derivatives	1,520	(1,420)	6,121
Reclassifications to net income	288	5,121	7,568
Total change in effective portion of change in fair market value of derivatives	1,808	3,701	13,689
Comprehensive income	$8,818	$15,483	$27,733

*Not covered by the auditor’s report
See accompanying notes to financial statements.

Grand Renewable Wind LP
Statements of Changes in Partners' Equity
For the years ended December 31, 2019, 2018* and 2017

(In thousands of Canadian Dollars)

	Accumulated contribution	Accumulated distribution	Accumulated net income (loss)	Accumulated other comprehensive loss	Total
Balance at January 1, 2017	$67,990	$(39,760)	$(5,896)	$(26,102)	$(3,768)
Cash distribution	—	(19,880)	—	—	(19,880)
Other comprehensive income	—	—	—	13,689	13,689
Net income	—	—	14,044	—	14,044
Balance at December 31, 2017	67,990	(59,640)	8,148	(12,413)	4,085
Cash distribution	—	(17,340)	—	—	(17,340)
Other comprehensive income	—	—	—	3,701	3,701
Net income	—	—	11,782	—	11,782
Balance at December 31, 2018*	67,990	(76,980)	19,930	(8,712)	2,228
Cash distribution	—	(61,935)	—	—	(61,935)
Other comprehensive income	—	—	—	1,808	1,808
Net income	—	—	7,010	—	7,010
Balance at December 31, 2019	$67,990	$(138,915)	$26,940	$(6,904)	$(50,889)

*Not covered by the auditor’s report
See accompanying notes to financial statements.

Grand Renewable Wind LP
Statements of Cash Flows
For the years ended December 31, 2019, 2018* and 2017

(In thousands of Canadian Dollars)

	2019	2018*	2017
Cash flows from operating activities:
Net income	$7,010	$11,782	$14,044
Adjustments to reconcile net income to net cash provided by operating activities
Loss on derivatives	9,953	1,986	230
Depreciation, amortization and accretion	17,651	17,631	17,646
Non-cash interest expenses	289	—	—
Amortization of lease liabilities	898	—	—
Amortization of deferred financing costs	3,873	1,356	1,413
Changes in assets and liabilities, net:
Accrued revenue	(2,212)	4,646	42
Accounts payable and other accrued liabilities	(344)	43	(28)
Lease liabilities	(604)	—	—
Other, net	1,760	(98)	88
Net cash provided by operating activities	38,274	37,346	33,435

Cash flows from investing activities:
Capital expenditures	(115)	(116)	(125)
Net cash used in investing activities	(115)	(116)	(125)

Cash flows from financing activities:
Proceeds from long-term debt	422,916	—	—
Deferred financing costs paid	(6,243)	—	—
Repayment of long-term debt	(337,404)	(17,371)	(14,538)
Payment for extinguishing hedges	(48,533)	—	—
Distribution to partners	(61,935)	(17,340)	(19,880)
Net cash used in financing activities	(31,199)	(34,711)	(34,418)

Net change in cash, cash equivalents and restricted cash	6,960	2,519	(1,108)
Cash, cash equivalents and restricted cash - Beginning	9,418	6,899	8,007
Cash, cash equivalents and restricted cash - Ending	$16,378	$9,418	$6,899

Supplemental disclosure:
Cash payments for interest and commitment fees	$16,215	$19,147	$19,615

*Not covered by the auditor’s report
See accompanying notes to financial statements.

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

1	General information
The Partnership
Grand Renewable Wind LP (the “Partnership”), a limited partnership formed pursuant to the laws of the Province of Ontario on January 10, 2011. The Partnership was created to develop, build and operate a wind power project in Haldimand County with generation capacity totaling approximately 149 megawatts (MW) of power (the Project).
The Partnership is managed by its general partner, Grand Renewable Wind GP Inc. (“the GP”), also a joint venture controlled by affiliates of Samsung Renewable Energy Inc. (“Samsung”) and Pattern Energy Group Inc. (“Pattern”). The Partnership’s ownership interests were distributed as follows:

	December 31,
	2019	2018
Samsung¹	44.99%	44.99%
Pattern Canada Finance Company ULC	44.99%	44.99%
Six Nations of the Grand River	10.00%	10.00%
Grand Renewable Wind GP Inc.	0.02%	0.02%
Total	100.00%	100.00%
¹ On October 23, 2019, SRE GRW LP Holdings LP, a subsidiary of Samsung, transferred all of its LP Interest in the Partnership to Samsung.
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
Basis of preparation
The accompanying financial statements are presented using accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of U.S. GAAP financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

financial statements and the reported amounts of revenue and expenses during the reporting period. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.
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

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

Reconciliation of cash and cash Equivalents and restricted cash as presented on the statements of cash flows

	Year Ended December 31,
	2019	2018	2017
Beginning
Cash and cash equivalents at beginning of period	$5,079	$2,563	$3,673
Restricted cash - current	4,339	4,336	4,334
Restricted cash	—	—	—
Cash, cash equivalents and restricted cash	$9,418	$6,899	$8,007

Ending
Cash and cash equivalents at end of period	$16,378	$5,079	$2,563
Restricted cash - current	—	4,339	4,336
Restricted cash	—	—	—
Cash, cash equivalents and restricted cash	$16,378	$9,418	$6,899
Net change in cash, cash equivalents and restricted cash	$6,960	$2,519	$(1,108)
Trade receivables
The Partnership’s trade receivables are generated by selling energy in Ontario, Canada through the IESO as a settlement agent. The allowance for doubtful accounts, if needed, is computed based upon management’s estimates of uncollectible accounts. As of December 31, 2019 and 2018, the Partnership has no outstanding trade receivables.
Accrued revenue
Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within two months.
Concentration of credit risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Partnership places its cash and cash equivalents and restricted cash with creditworthy institutions located in Canada, which the management believes to have minimal risk. At times, such balances may be in excess of the Canada Deposit Insurance Corporation (“CDIC”) insurance coverage limit. CDIC insurance currently covers up to $100 per depositor at each insured bank.
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
Depreciation on property, plant and equipment is calculated using the straight-line method to allocate their cost to their residual values over their estimated useful lives. The power plant is depreciated over 25 years and the remaining assets are depreciated over

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

5 years. The assets’ residual values and useful lives are reviewed and adjusted, if appropriate, at the end of each reporting period. Repair and maintenance costs are expensed as incurred.
Lease
The Partnership determines if an arrangement is a lease at contract inception by evaluating if the contract conveys the right to control the use of identified assets during the period of use. A right of use (“ROU”) asset represents the Partnership’s right to use an identified asset for the lease term and lease liability represents the Partnership’s obligation to make payments as set forth in the lease agreement. ROU assets and lease liabilities are included on the Partnership’s balance sheets beginning January 1, 2019 and are recognized based on the present value of the future lease payments at the lease commencement date over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. We have elected to include lease and non-lease components in determining our lease liability for all land lease contracts. The interest rate used to determine the present value of the future lease payments is the Partnership’s incremental borrowing rate at lease inception, because the interest rate implicit in the lease is generally not readily determinable. A ROU asset initially equals the lease liabilities, adjusted for any lease payments made prior to lease commencement and any lease incentives. All leases are recorded on the balance sheet except for leases with an initial term of less than 12 months and variable lease payment based on the generated electricity revenue. All of the Partnership’s leases are operating leases. Operating lease expense is generally recognized on a straight-line basis over the remaining useful life as of January 1, 2019 and is recorded in project expenses in the statements of operations and comprehensive income.
The variable lease payments are recorded in project expenses in the statements of operations and comprehensive income when the generated electricity revenue is earned.
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
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) or loss (“OCL”). Changes in the fair value of these derivatives

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of changes in fair value is recorded as a component of net income in the statements of operations and comprehensive income.
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
Revenue recognition
Beginning in 2019, the Partnership adopted ASC 606 Revenue Recognition (ASC 606). See Note 3, Revenue, regarding the Partnership’s revenue recognition policy.
Revenue is recognized based upon the amount of electricity delivered or curtailed at rates specified under the contracts, assuming all other revenue recognition criteria are met. When curtailment revenue is earned, it is recorded as compensation for forgone revenue. The Partnership evaluates its PPA to determine whether it is in substance a lease or derivative and, if applicable, recognizes revenue pursuant to ASC 842 Leases and ASC 815 Derivatives and Hedging, respectively. As of December 31, 2019, the PPA was not considered a lease or a derivative instrument, as multiple market participants purchase the energy at market-based prices with IESO working as a settlement agent. As a result, revenue (including any revenue from the price guaranteed by IESO), is recognized according to the right to invoice practical expedient as prescribed by ASC 606.

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

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

Recently adopted accounting standard
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Partnership adopted ASU 2014-09 as of January 1, 2019 using the modified retrospective transition method. The adoption did not have a material impact on the Partnership’s consolidated financial statements, other than additional disclosures. See Note 3, Revenue for further details.
In February 2016, the FASB issued ASU 2016-12, Leases (ASC 842), as amended by subsequent standards updates, which requires lessees to recognize ROU assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASC 842 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities.
The Partnership has adopted ASC 842 retrospectively from January 1, 2019, but has not restated comparatives for the 2018 reporting period, as permitted under the specific transitional provision in the standard. The reclassifications and the adjustments arising from the new leasing rules are therefore recognized in the opening balance sheet on January 1, 2019. See Note 6, Leases for further details.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purposes of clarifying certain aspects of ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04), which clarifies the treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (ASU 2019-11), which provides guidance around how to report expected recoveries. ASU 2016-13, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2016-13 is not expected to have a material impact on the Partnership’s financial statements and related disclosures.
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
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments are

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 is effective for annual periods beginning after December 15, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Partnership will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the balance sheet as of the date of adoption. While the Partnership continues to assess all potential impacts of the standard, the adoption is not expected to have a material impact on its future consolidated financial statements.
3     Revenue
On January 1, 2019, the Partnership adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (Topic 606) and applied Topic 606 to its PPA contract previously accounted for under Topic 605, using the modified retrospective method. Results of the reporting period beginning January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under Topic 605.
The Partnership did not record any adjustment to the opening retained earnings as of January 1, 2019 as a result of Topic 606. Additionally, the adoption of Topic 606 did not materially change the presentation of revenue.
Revenue Recognition
Revenue from contracts with customers are recognized when control of promised goods and services is transferred to customers, in an amount that reflects the consideration the Partnership expects to be entitled to in exchange for those goods or services.
The following table presents the Partnership’s total revenue recognized and, for contracts with customers, disaggregated by revenue sources:

	2019	2018	2017
Revenue from contracts with customers
Electricity sales
Energy delivered	$47,563	$47,623	$39,693
Compensation for forgone energy	17,098	13,846	24,866
Electricity sales from contracts with customers	64,661	61,469	64,559
Other revenue	846	851	713
Total revenue	$65,507	$62,320	$65,272
Electricity Sales
The Partnership generates revenues primarily by delivering electricity to a customer under PPA and market participants. The revenues are determined by the price of the electricity under the PPA multiplied by the amount of electricity that the Partnership delivers.
The Partnership transfers control of the electricity over time and the customer simultaneously receives and consumes the benefits provided by the Partnership's performance as it performs. Accordingly, the Partnership has concluded that the sale of electricity over the term of the agreement represents a series of distinct goods that are substantially the same and that have the same pattern of transfer to the customer. Each distinct transfer of electricity in MWh that the Partnership promises to transfer to the customer meets the criteria to be a performance obligation satisfied over time. The electricity sales are recognized based on an output measure, as each MWh is delivered to the customers. The Partnership recognizes revenue based on the amount invoiced on the basis of the prices multiplied by MWh delivered. The Partnership does not determine the total transaction price at contract inception, allocate the transaction price to performance obligations, or disclose the value of the variable portion of the remaining performance obligations for contracts for which it recognizes revenue as invoiced.

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

4	Restricted cash
The following table presents the components of restricted cash:

	December 31,
	2019	2018
Completion reserve account	$—	$4,339
Subtotal	—	4,339
Less: Current portion	—	(4,339)
Restricted cash, non-current	$—	$—
The amount in the completion reserve account is reserved to pay outstanding project costs specified during term conversion (note 6). Upon full payment of outstanding project costs, the remaining balance was released from restricted cash.

5	Property, plant and equipment
The following is a summary of property, plant and equipment, at cost less accumulated depreciation, at:

	December 31,
	2019	2018
Power plant	$430,421	$430,421
Furniture, fixtures and equipment	281	281
Asset retirement obligation - asset	2,463	2,463
Capital spares	355	240
Subtotal	433,520	433,405
Less: Accumulated depreciation	(88,152)	(70,792)
	$345,368	$362,613
Depreciation expense of $17,360, $17,353 and $17,379 was charged to the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively.
6    Leases

On adoption of ASC 842, the Partnership recognized lease liabilities in relation to lease which had previously been classified as ‘operating leases’. These liabilities were measured at the present value of the remaining lease payments, discounted using the lessee’s incremental borrowing rate as of January 1, 2019. The weighted average lessee’s incremental borrowing rate applied to the lease liabilities on January 1, 2019 was 3.91%.

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

January 1, 2019
Operating lease commitments disclosed as at December 31, 2018	$37,553
Add : lease commitments period adjustment	10,825
Less : variable lease payments recognized as expenses when revenue is earned	(7,014)
Less : short term leases recognized on a straight-line basis as expenses	—
Undiscounted future lease liabilities	41,364

Imputed interest using the incremental borrowing rate of at the date of initial application	(14,088)

Lease liabilities recognized as at January 1, 2019	27,276
Of which are:
Current lease liabilities	1,651
Non-current lease liabilities	25,625
$27,276

The ROU assets were measured at the amount equal to the lease liabilities, adjusted by the amount of any prepaid or accrued lease payments relating to that lease recognized in the balance sheet as at December 31, 2018. There were no onerous lease contracts that would have required an adjustment to the ROU assets at the date of initial application.
The recognized ROU assets related to the following types of assets:

	December 31, 2019	January 1, 2019
Land	$26,407	$27,305

	$26,407	$27,305
In applying ASC 842 for the first time, the Partnership has used the following practical expedients permitted by the standards:

•	the use of single discount rate to a portfolio of leases with reasonably similar characteristics

•	the exclusion of initial direct costs for the measurement of the right of use asset at the date of initial application
The change in accounting policy affected the following items in the statement of financial position on January 1, 2019:

•	right of use assets : increased by $27,305

•	prepaid expenses : decreased by $29

•	lease liabilities : increased by $27,276
The Partnership has lease agreements with a group of participating landowners, on which the Project facilities were built. Lease agreements were negotiated on group basis and therefore contain similar terms and conditions including a lease term for period from 20 years to 40 years with an extension option, and right to terminate without penalty.
Until the 2018 financial year, leases were all classified as operating leases and the payments made were charged to profit or loss on the straight-line basis over the period of the lease.

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

From January 1, 2019, leases are recognized as ROU assets and corresponding lease liabilities at the date at which the lease asset is available for use by the Project. Lease expense is generally recognized on a straight-line basis over the lease term and is recorded in project expense in the statements of operation.
Lease liabilities include the net present value of the following lease payments:

•	fixed payments including in-substance fixed payments), less any lease incentives receivable

•	variable lease payment that are based on an Index or a rate

•	amounts expected to be payable by the lease under residual value guarantees
The lease payments are discounted using the interest rate implicit in the lease. If that rate cannot be determined, the lessee’s incremental borrowing rate is used, being the rate that the lessee would have to pay to borrow the funds necessary to obtain an asset of similar value in a similar economic environment with similar terms and conditions.
ROU assets are measured at cost comprising the following:

•	the amount of the initial measurement of lease liability

•	any lease payments made at or before the commencement date less any lease incentives received
As of December 31, 2019, fixed contractual payments of lease liabilities were as follow:

2020	$1,679
2021	1,708
2022	1,737
2023	1,766
2024	1,796
Thereafter	31,026
Total lease payment	39,712
Less : imputed interest	(13,040)
Total	$26,672
Supplemental income statement information related to leases are as follow:

	Income statement location	December 31, 2019
Operating lease expenses	Project expenses	$2,158

Operating leases expenses on variable components		220
Operating leases expenses on lease liability		1,938

		$2,158

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

Supplemental cash flow and other information related to leases are as follow:

December 31, 2019
Operating cash flow from operating lease	$(604)

Weighted average remaining lease terms (years)	19
Weighted average discounted rate	3.91%

7	Intangible assets

	December 31,
	2019	2018
Beginning net book value	$1,331	$1,414
Amortization expense	(84)	(83)
Closing net book value	$1,247	$1,331

	December 31,
	2019	2018
Cost	$1,672	$1,672
Accumulated amortization	(425)	(341)
Net book value	$1,247	$1,331
Amortization expense of $84, $83 and $84 was charged as a reduction to revenue in the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively.

8	Long-term debt
Upon achievement of the COD in December 2014, the construction facility converted to term loan on July 29, 2015. The original loan maturity was on July 29, 2022. In connection with the new credit agreement, the Partnership entered into interest rate swaps that would fix the interest rate for the outstanding notional amount at each settlement date.
On December 6, 2019, the Partnership terminated the original credit agreement executed on September 13, 2013 and entered into a new credit agreement with a group of lenders to reduce the related interest rate to the Canadian Dealer Offered Rate (CDOR) plus 1.125%. The new credit agreement provides for a $422,916 term loan facility, a $38,500 letter of credit facility and an interest rate hedge facility for a term aligning with the PPA.
As of December 6, 2019, the Partnership had a total of $3,105 in unamortized deferred financing costs relating to the original 2013 credit agreement. The unamortized costs of $2,647 related to 9 of their original lenders, who are no longer counterparties in the new credit agreement were recognised as interest expense in the statement of operations and comprehensive income. The Partnership determined that the new credit agreement was a debt modification as prescribed in ASC 470, Debt, therefore the remaining portion of unamortized costs of $458, attributable to 1 lender who is a counterparty to the new credit continues to be amortized over the term of the new credit agreement.
At December 6, 2019, the Partnership capitalized $6,700 of deferred financing costs associated with the new borrowings which are amortized over the term of the new credit agreement.
Collateral under the new credit agreement consists of substantially all of the Partnership’s assets. The credit agreement contains a broad range of typical covenants that, subject to certain exceptions, restrict the Partnership’s ability to incur debt, grant liens, sell or lease assets, transfer equity interest, dissolve, pay distributions and change its business. The Partnership is in compliance with all of the covenants contained in the new credit agreement. Each of the limited partners and the GP of the Partnership pledged their partnership units as collateral for the loan. Each of the shareholders of the GP pledged shares their shares in the GP as collateral for the loan.

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

Terms and conditions of outstanding borrowings were as follows:

	As of December 31, 2019
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$422,916	$(6,658)	$416,258	3.115%	December 2034
Less: Current portion	(24,437)	802	(23,635)
Net of current	$398,479	$(5,856)	$392,623

	As of December 31, 2018
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$337,403	$(4,287)	$333,116	4.56%	July 2022
Less: Current portion	(18,418)	1,290	(17,128)
Net of current	$318,985	$(2,997)	$315,988
Future maturities of long-term debt are as follows as of December 31, 2019:

2020	$24,437
2021	23,485
2022	24,184
2023	24,921
2024	24,797
Thereafter	301,092
$422,916
The following table presents a reconciliation of interest expense presented in the Partnerships’ statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Interest incurred	$18,188	$19,038	$19,666
Amortization of deferred financing costs	3,873	1,356	1,413
Interest expense	$22,061	$20,394	$21,079
Letters of credit facilities
On July 29, 2015, letters of credit of $24,000, $8,000 and $5,000 were issued upon term conversion for a debt service reserve, operations and maintenance reserve, and decommissioning reserve, respectively, with a seven-year term. On December 6, 2019, the old letters of credits were terminated along with the other credit facilities and new letters of credit of $24,000, $8,000 and $6,500 were issued. Funds, when and if drawn on the letter of credit facility, accrue interest at Prime Rate plus 0.125% for the first five years and at a higher applicable margin thereafter. At the option of the Partnership, the rate can be converted to a rate of CDOR plus 1.125% per annum. In addition, the Partnership shall pay letter of credit fees on the basis of the undrawn amount of the facility at 1.125% per annum. As of December 31, 2019, the letters of credit facility did not have an outstanding balance, and no amounts were drawn in 2019. Letter of credit fees of $805, $832 and $832 were charged to other expense in the statements of operations and comprehensive income for the year ended December 31, 2019, 2018 and 2017, respectively.

7	Asset retirement obligation
The Partnership’s asset retirement obligation represents the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at the end of its estimated useful life.

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation:

	December 31,
	2019	2018
Asset retirement obligation - Beginning of year	$3,187	$2,992
Accretion expense	207	195
Asset retirement obligation - End of year	$3,394	$3,187

10	Derivatives
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
On December 6, 2019, as a part of refinancing further discussed in Note 8, the Partnership terminated the old interest rate swap and paid $48,533 to the old hedge providers, of which $40,574 was charged to loss in the statement of operations and comprehensive income, and $7,192 was capitalized to other comprehensive income. The capitalized amount is amortized to interest expenses over the remaining terms. The Partnership entered into new interest rate swaps with a group of hedge providers for a term aligning with the PPA.
The following tables present the fair values of the Partnership's derivative instruments on a gross basis as reflected on the Partnership’s balance sheets:

	December 31, 2019		December 31, 2018
	Derivative liabilities		Derivative liabilities
	Current	Long-term	Current	Long-term
Fair value of designated derivatives:
Interest rate swaps	$—	$—	$(3,346)	$(5,366)

Fair value of undesignated derivatives:
Interest rate swaps	(773)	1,212	—	(30,141)
Total fair value	$(773)	$1,212	$(3,346)	$(35,507)
The following table summarizes the notional amounts of the Partnership's outstanding derivative instruments:

		December 31
	Unit of measure	2019	2018
Designated derivative instruments
Interest rate swaps	CAD	$422,916	$306,364

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

The following table presents losses on derivative contracts designated and qualifying as cash flow hedges recognized in accumulated other comprehensive loss, as well as, losses on other derivative contracts and amounts reclassified to earning for the following periods:

		December 31
	Description	2019	2018	2017
Income recognized in accumulated OCL	Effective portion	$1,808	$3,701	$13,689
Losses recognized in earnings on other derivative contracts	Effective portion	$(9,953)	$(1,986)	$(230)
Losses reclassified from accumulated OCL into interest expense	Derivative settlements	$(288)	$(5,121)	$(7,568)
No ineffectiveness was recorded on these swaps for the years ended December 31, 2019, 2018 and 2017. The Partnership estimates that $747 in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months.

11	Fair value measurement
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

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

The Partnership’s financial assets (liabilities) which require fair value measurement on a recurring basis are classified within the fair value hierarchy as follows:

	Level 1	Level 2	Level 3
December 31, 2019
Interest rate swaps	$—	$479	$—
December 31, 2018
Interest rate swaps	$—	$(38,853)	$—

12	Commitments and contingencies

1)	Commitments

Service and Maintenance Agreement
The Partnership has entered into service and maintenance agreements with Siemens to provide and carry out turbine maintenance and service activities for the Project until January 2021. Based on the terms of the agreements, Siemens shall be entitled to receive a daily base fee per turbine that may be subject to periodic price adjustments for inflation, over the terms of the agreements. As of December 31, 2019, outstanding commitments with Siemens were $1,417, including an estimated annual price adjustment for inflation of 2%, where applicable, payable over the full term of the agreement.

2)	Contingencies

Community Vibrancy Fund
On September 26, 2011, the Partnership entered into a Community Vibrancy Fund (CVF) Agreement with the Corporation of Haldimand County, in which the Partnership will make annual payments into a fund managed by the municipality in amounts of $3.5 per MW of the Project installed capacity plus $5 per kilometer (km) of high voltage overhead transmission line that is installed in municipal right-of-way. The payments are calculated annually and are owed for the 20-year term of the PPA. In exchange for CVF payments, the municipality undertakes certain obligations to support the Project, including entering into a road use agreement in which the Project may utilize municipal rights of way for collection and transmission lines.
Turbine Availability Warranty
The Partnership has a turbine availability warranty from its turbine manufacturer. Pursuant to the warranty, if a turbine operates at less than minimum availability during the warranty period, the turbine manufacturer is obligated to pay, as liquidated damages, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, if a turbine operates at more than a specified availability during the warranty period, the Partnership has an obligation to pay a bonus to the turbine manufacturer. As of December 31, 2019, the Partnership recorded a liability of $36 associated with bonuses payable to the turbine manufacturer.

13	Related party transactions
The Partnership is managed by the GP, which is jointly controlled by Samsung and Pattern in accordance with the terms of the Unanimous Shareholder Agreement. Certain terms of the Samsung Pattern Joint Venture Wind Development Agreement, entered into between Samsung and an affiliate of Pattern Renewable Holdings Canada ULC (“PRHC”) on July 27, 2010, directed the responsibilities of Samsung and PRHC for the Project.

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
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
The amounts of $1,272, $1,248 and $1,225 were invoiced to the Partnership for the years ended December 31, 2019, 2018 and 2017, respectively, which were charged to the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The amounts of $54, $53 and $52 were charged to the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively.
In addition, the amounts of $37, $96 and $90 were charged to the statements of operations and comprehensive income as reimbursement of certain costs for the years ended December 31, 2019, 2018 and 2017, respectively.

b)	Project Administration Agreement (PAA)
On September 13, 2013, the Partnership entered into PAA with SRE Wind PA LP (PA), which is 100% owned by Samsung to receive project administrative services.
$435, $426 and $419 were charged to the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively.

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

d)	The Partnership recorded the following balances with related parties:

	2019	2018
Related party payable to Pattern Operators Canada ULC	$125	$123
Related party payable to SRE Wind PA LP	41	40
	$166	$163

Grand Renewable Wind LP
Notes to Financial Statements
December 31, 2019 (covered by the auditor's report), 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

14	Comparative figures
Comparative figures of the partners’ equity on the face of balance sheet and the statement of changes of partners’ capital have been reclassified to conform to the current year presentation. Such reclassifications did not have an impact on net income or cash flows.

December 31, 2018	Prior year presentation	Reclassification	Current year presentation
Partners’ capital	$(8,990)	$8,990	$—
Accumulated contribution	—	67,990	67,990
Accumulated distribution	—	(76,980)	(76,980)
Accumulated net income	19,930	—	19,930
Accumulated other comprehensive loss	(8,712)	—	(8,712)

SP Armow Wind Ontario LP

Financial Statements
in accordance with accounting principles
generally accepted in the United States of
America (U.S. GAAP)

December 31, 2019
(In thousands of Canadian Dollars)

SP Armow Wind Ontario LP

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Partners of SP Armow Wind Ontario LP
Opinion on the financial statements
We have audited the accompanying statements of operations and comprehensive income, statement of changes in partners’ equity, and related statement of cash flows of SP Armow Wind Ontario LP (the Partnership) for the year ended December 31, 2017, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of operations and its cash flows for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America (US GAAP).
The accompanying balance sheets of the Partnership as of December 31, 2019 and 2018, and the related statements of operations and comprehensive income, statements of changes in partners’ equity, and statements of cash flows for the years then ended are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2019 and 2018 financial statements to be audited and they are therefore not covered by this report.
Change in accounting principle
As discussed in note 13 to the financial statements, the Partnership changed the manner in which it presents partners’ equity in the statement of partners’ equity in 2019. Our opinion is not modified with respect to this matter.
Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Ontario, Canada
February 20, 2018, except for the change in the manner in which the Partnership accounts for restricted cash in the statements of cash flows discussed in note 2 to the financial statements, as to which the date is February 15, 2019 and the change in the manner in which the Partnership presents the partners’ equity in the statements of changes in partners’ equity discussed in note 13 to the financial statements, as to which the date is February 14, 2020.
We have served as the Partnership’s auditor since 2011.

SP Armow Wind Ontario LP
Balance Sheet
As of December 31, 2019* and 2018*

(In thousands of Canadian Dollars)

	2019*	2018*
ASSETS
Current assets:
Cash and cash equivalents	$13,917	$13,158
Restricted cash (note 3)	3,172	3,172
Accrued revenue (notes 2 and 3)	12,270	10,406
Other current assets	204	1,357
Total current assets	29,563	28,093

Property, plant and equipment - net of accumulated depreciation of $89,418 and $67,529 in 2019 and 2018, respectively (note 5)	458,261	479,802
Right of use assets (note 6)	17,219	—
Other assets	820	820
Total assets	$505,863	$508,715

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,095	$2,589
Accounts payable and other accrued liabilities - related parties (note 12)	175	172
Current portion of long-term debt, net of financing costs of $1,224 and $1,284 in 2019 and 2018, respectively (notes 2 and 7)	24,026	22,068
Contingent liabilities (note 11)	29	605
Current portion of lease liabilities (note 6)	1,261	—
Derivative liabilities, current (note 9)	2,620	1,761
Other current liabilities	1,842	1,899
Total current liabilities	$33,048	$29,094

Long-term debt, net of financing costs of $2,634 and $3,858 in 2019 and 2018, respectively (notes 2 and 7)	438,587	462,613
Derivative liabilities (note 9)	31,799	22,476
Asset retirement obligation (note 8)	5,813	5,537
Lease liabilities (note 6)	14,887	—
Total liabilities	524,134	519,720

Commitments and contingencies (note 11)

Partners' equity:
Accumulated contribution (note 13)	87,780	87,780
Accumulated distribution (note 13)	(204,070)	(170,680)
Accumulated net income	132,438	96,132
Accumulated other comprehensive loss	(34,419)	(24,237)
Total partners’ equity	(18,271)	(11,005)
Total liabilities and partners' equity	$505,863	$508,715
*Not covered by the auditor’s report
See accompanying notes to financial statements.

SP Armow Wind Ontario LP
Statement of Operations and Comprehensive Income
For the years ended December 31, 2019*, 2018* and 2017

(In thousands of Canadian Dollars)

	2019*	2018*	2017
Revenue (notes 2 and 3):
Energy delivered	$64,691	$64,925	$55,718
Compensation for forgone energy	25,213	21,968	34,284
Other revenue	1,174	1,183	1,014
Total revenue	91,078	88,076	91,016

Cost of revenue:
Project expenses	7,113	10,229	9,633
Project expenses - related parties (note 12)	1,430	1,403	1,377
Depreciation, amortization and accretion	22,618	22,165	22,153
Total cost of revenue	31,161	33,797	33,163
Gross profit	59,917	54,279	57,853

Operating expenses:
General and administrative	1,145	1,043	1,147
General and administrative - related parties (note 12)	429	420	413
Total operating expenses	1,574	1,463	1,560
Operating income	58,343	52,816	56,293

Other expense:
Interest expense (note 7)	(21,590)	(22,440)	(22,838)
Other expense, net	(447)	(502)	(631)
Total other expense	(22,037)	(22,942)	(23,469)
Net income	36,306	29,874	32,824

Other comprehensive income (loss):
Derivative activity (notes 9 and 10):
Effective portion of change in fair value of derivatives	(12,973)	(2,359)	9,191
Reclassifications to net income	2,791	4,163	7,680
Total change in effective portion of change in fair market value of derivatives	(10,182)	1,804	16,871
Comprehensive income	$26,124	$31,678	$49,695

*Not covered by the auditor’s report
See accompanying notes to financial statements.

SP Armow Wind Ontario LP
Statement of Changes in Partners’ Equity
For the years ended December 31, 2019*, 2018* and 2017

(In thousands of Canadian Dollars)

	Accumulated contribution	Accumulated distribution	Accumulated net income	Accumulated other comprehensive loss	Total
Balance at January 1, 2017	$87,780	$(74,213)	$33,434	$(42,912)	$4,089
Other comprehensive income	—	—	—	16,871	16,871
Net income	—	—	32,824	—	32,824
Cash distribution	—	(63,407)	—	—	(63,407)
Balance at December 31, 2017	87,780	(137,620)	66,258	(26,041)	(9,623)
Other comprehensive income	—	—	—	1,804	1,804
Net income	—	—	29,874	—	29,874
Cash distribution	—	(33,060)	—	—	(33,060)
Balance at December 31, 2018*	87,780	(170,680)	96,132	(24,237)	(11,005)
Other comprehensive income	—	—	—	(10,182)	(10,182)
Net income	—	—	36,306	—	36,306
Cash distribution	—	(33,390)	—	—	(33,390)
Balance at December 31, 2019*	$87,780	$(204,070)	$132,438	$(34,419)	$(18,271)

*Not covered by the auditor’s report
See accompanying notes to financial statements.

SP Armow Wind Ontario LP
Statement of Cash Flows
For the years ended December 31, 2019*, 2018* and 2017

(In thousands of Canadian Dollars)

	2019*	2018*	2017
Cash flows from operating activities:
Net income	$36,306	$29,874	$32,824
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	22,165	22,165	22,153
Amortization of deferred financing costs	1,283	1,338	1,381
Amortization of lease liabilities	453	—	—
Changes in assets and liabilities, net:
Accrued revenue	(1,864)	2,529	181
Accounts payable and other accrued liabilities	(67)	256	(487)
Lease liabilities	(406)	—	—
Other, net	(20)	62	81
Net cash provided by operating activities	57,850	56,224	56,133

Cash flows from investing activities:
Capital expenditures	(349)	(298)	(441)
Net changes in sales taxes recoverable and accounts payable and other accrued liabilities related to investing activities	—	(93)	(773)
Net cash used in investing activities	(349)	(391)	(1,214)

Cash flows from financing activities:
Repayment of long-term debt	(23,352)	(20,310)	(7,401)
Distribution to partners	(33,390)	(33,060)	(63,407)
Net cash used in financing activities	(56,742)	(53,370)	(70,808)

Net change in cash, cash equivalents and restricted cash	759	2,463	(15,889)
Cash, cash equivalents and restricted cash - Beginning	16,330	13,867	29,756
Cash, cash equivalents and restricted cash - Ending	$17,089	$16,330	$13,867

Supplemental non-cash activities disclosure:
Effective portion of change in fair value of derivatives	$12,973	$2,359	$(9,191)

Schedule cash activities disclosure:
Cash payments for interest	$20,365	$21,141	$21,478

*Not covered by the auditor’s report
See accompanying notes to financial statements.

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

1	General information
The Partnership
SP Armow Wind Ontario LP (the “Partnership”), a limited partnership formed pursuant to the laws of the Province of Ontario on August 29, 2011. The Partnership was created to develop, build and operate a wind power project in Kincardine, Bruce County with generation capacity totaling approximately 180 megawatts (MW) of power (the “Project”).
The Partnership is managed by its general partner, SP Armow Wind Ontario GP Inc. (the “GP”), also a joint venture controlled by affiliates of Samsung Renewable Energy Inc. (“Samsung”) and Pattern Energy Group Inc. (“Pattern”). As of December 31, 2019 and 2018, the Partnership’s ownership interests were distributed as follows:

	2019	2018
Samsung[1]	49.99%	49.99%
Pattern Canada Finance Company ULC	49.99%	49.99%
SP Armow Wind Ontario GP Inc.	0.02%	0.02%
	100.00%	100.00%
1 On October 23, 2019, SRE Armow LP Holdings LP, a subsidiary of Samsung, transferred all of its LP Interest in the Partnership to Samsung.
The Project
The Project is a 179 MW wind project consisting of 91 Siemens wind turbine generators located in the Municipality of Kincardine, County of Bruce, Ontario. On December 7, 2015 the Project achieved the Commercial Operation Date (“COD”) and commenced commercial operations.
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

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

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

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

Reconciliation of cash and cash Equivalents and restricted cash as presented on the statements of cash flows

	Year ended December 31,
	2019	2018	2017
Beginning
Cash and cash equivalents at beginning of period	$13,158	$10,685	$21,856
Restricted cash - current	3,172	10	814
Restricted cash	—	3,172	7,086
Cash, cash equivalents and restricted cash	$16,330	$13,867	$29,756
Ending
Cash and cash equivalents at end of period	$13,917	$13,158	$10,685
Restricted cash - current	3,172	3,172	10
Restricted cash	—	—	3,172
Cash, cash equivalents and restricted cash	$17,089	$16,330	$13,867
Net change in cash, cash equivalents and restricted cash	$759	$2,463	$(15,889)

Trade receivables
The Partnership’s trade receivables are generated by selling energy in Ontario, Canada through the IESO as a settlement agent. The allowance for doubtful accounts, if needed, is computed based upon management’s estimates of uncollectible accounts. As of December 31, 2019 and 2018, the Partnership has no outstanding trade receivables.
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

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

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
Lease
The Partnership determines if an arrangement is a lease at contract inception by evaluating if the contract conveys the right to control the use of identified assets during the period of use. A right of use (“ROU”) asset represents the Partnership’s right to use an identified asset for the lease term and lease liability represents the Partnership’s obligation to make payments as set forth in the lease agreement. ROU assets and lease liabilities are included on the Partnership’s balance sheets beginning January 1, 2019 and are recognized based on the present value of the future lease payments at the lease commencement date over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. We have elected to include lease and non-lease components in determining our lease liability for all land lease contracts. The interest rate used to determine the present value of the future lease payments is the Partnership’s incremental borrowing rate at lease inception, because the interest rate implicit in the lease is generally not readily determinable. A ROU asset initially equals the lease liabilities, adjusted for any lease payments made prior to lease commencement and any lease incentives. All leases are recorded on the balance sheet except for leases with an initial term of less than 12 months and variable lease payment based on the generated electricity revenue. All of the Partnership’s leases are operating leases. Operating lease expense is generally recognized on a straight-line basis over the remaining useful life as of January 1, 2019 and is recorded in project expenses in the statements of operations and comprehensive income.
The variable lease payments are recorded in project expenses in the statement of operations and comprehensive income when the generated electricity revenue is earned.
Impairment of long-lived assets
The Partnership periodically evaluates whether events have occurred that would require revision of the remaining useful life of equipment and improvements or render them not recoverable. If such circumstances arise, the Partnership uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. Through December 31, 2019, no impairment charges were recorded.
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

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

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
Revenue recognition
Beginning in 2019, the Partnership adopted ASC 606 Revenue Recognition (ASC 606). See Note 3, Revenue, regarding the Partnership’s revenue recognition policy.
Revenue is recognized based upon the amount of electricity delivered or curtailed at rates specified under the contracts, assuming all other revenue recognition criteria are met. When curtailment revenue is earned it is recorded as compensation for forgone revenue. The Partnership evaluates its PPA to determine whether it is in substance a lease or derivative and, if applicable, recognizes revenue pursuant to ASC 842 Leases and ASC 815 Derivatives and Hedging, respectively. As of December 31, 2019, the PPA was not considered a lease or a derivative instrument, as multiple market participants purchase the energy at market-based prices with IESO working as a settlement agent. As a result, revenue (including any revenue from the price guaranteed by IESO), is recognized according to the right to invoice practical expedient as prescribed by ASC 606.
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
Recently adopted accounting standard
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company elected to early adopt the provisions of ASU 2016-18 as of December 31, 2018 and has restated its statements of cash flows for the years ended December 31, 2017 and 2016 to reflect amounts described as restricted cash and restricted cash equivalents included with cash and cash equivalents in the reconciliation of beginning of period and end of period total amounts shown on the statements of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. A reconciliation of cash and cash equivalents and restricted cash as presented on the balance sheets to the statements of cash flows is included in the significant accounting policies above.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Partnership adopted ASU 2014-09 as of January 1, 2019 using the modified retrospective transition method. The adoption did not have a material impact on the Partnership’s consolidated financial statements, other than additional disclosures. See Note 3, Revenue for further details.

In February 2016, the FASB issued ASU 2016-12, Leases (ASC 842), as amended by subsequent standards updates, which requires lessees to recognize ROU assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. ASC 842 simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities.

The Partnership has adopted ASC 842 retrospectively from January 1, 2019, but has not restated comparatives for the 2018 reporting period, as permitted under the specific transitional provision in the standard. The reclassifications and the adjustments arising from the new leasing rules are therefore recognized in the opening balance sheet on January 1, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purposes of clarifying certain aspects of ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04), which clarifies the treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (ASU 2019-11), which provides guidance around how to report expected recoveries. ASU 2016-13, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2016-13 is not expected to have a material impact on the Partnership’s financial statements and related disclosures.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic ASC 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2018-16), which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. Because of concerns about the sustainability of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York (Fed) initiated an effort to introduce an alternative reference rate in the United States. The SOFR is calculated by the Fed based on the interest rates banks charge one another in the overnight market, typically called repurchase agreements, and because it is based on transactions in the open market, it is more reflective of market conditions than LIBOR, which relies on judgment. The provisions of ASU 2017-12

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

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

3	Revenue

On January 1, 2019, the Partnership adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (Topic 606) and applied Topic 606 to its PPA contract previously accounted for under Topic 605, using the modified retrospective method. Results of the reporting period beginning January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Partnership’s historic accounting under Topic 605.
The Partnership did not record any adjustment to the opening retained earnings as of January 1, 2019 as a result of Topic 606. Additionally, the adoption of Topic 606 did not materially change the presentation of revenue.
Revenue Recognition
Revenue from contracts with customers are recognized when control of promised goods and services is transferred to customers, in an amount that reflects the consideration the Partnership expects to be entitled to in exchange for those goods or services.
The following table presents the Partnership’s total revenue recognized and, for contracts with customers, disaggregated by revenue sources:

	2019	2018	2017
Revenue from contracts with customers
Electricity sales
Energy delivered	$64,691	$64,925	$55,718
Compensation for forgone energy	25,213	21,968	34,284
Electricity sales from contracts with customers	89,904	86,893	90,002
Other revenue	1,174	1,183	1,014
Total revenue	$91,078	$88,076	$91,016
Electricity Sales
The Partnership generates revenues primarily by delivering electricity to a customer under PPA and market participants. The revenues are determined by the price of the electricity under the PPA multiplied by the amount of electricity that the Partnership delivers.
The Partnership transfers control of the electricity over time and the customer simultaneously receives and consumes the benefits provided by the Partnership's performance as it performs. Accordingly, the Partnership has concluded that the sale of electricity over the term of the agreement represents a series of distinct goods that are substantially the same and that have the same pattern of transfer to the customer. Each distinct transfer of electricity in MWh that the Partnership promises to transfer to the customer

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

meets the criteria to be a performance obligation satisfied over time. The electricity sales are recognized based on an output measure, as each MWh is delivered to the customers. The Partnership recognizes revenue based on the amount invoiced on the basis of the prices multiplied by MWh delivered. The Partnership does not determine the total transaction price at contract inception, allocate the transaction price to performance obligations, or disclose the value of the variable portion of the remaining performance obligations for contracts for which it recognizes revenue as invoiced.

4	Restricted cash
The following table presents the components of restricted cash:

	December 31,
	2019	2018
Completion reserve account	$3,172	$3,172
Security deposits for letters of guarantee	—	—
Subtotal	3,172	3,172
Less: Current portion	(3,172)	(3,172)
Restricted cash, non-current	$—	$—
The amount completion reserve account is reserved to pay outstanding project costs specified during term conversion. Upon full payment of outstanding project costs, the remaining balance will be released from restricted cash.

5	Property, plant and equipment
The following is a summary of property, plant and equipment, at cost less accumulated depreciation, at:

	December 31,
	2019	2018
Power plant	$542,095	$542,095
Machinery and equipment	169	169
Asset retirement obligation – asset	4,768	4,768
Capital spares	647	299
Subtotal	547,679	547,331
Less: Accumulated depreciation	(89,418)	(67,529)
	$458,261	$479,802
Depreciation expense of $21,889, $21,902 and $21,903 was charged to the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017 and the stub period, respectively.

6	Leases
On adoption of ASC 842, the Partnership recognized lease liabilities in relation to lease which had previously been classified as ‘operating leases’. These liabilities were measured at the present value of the remaining lease payments, discounted using the lessee’s incremental borrowing rate as of January 1, 2019. The weighted average lessee’s incremental borrowing rate applied to the lease liabilities on January 1, 2019 was 5.61%.

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

January 1, 2019
Operating lease commitments disclosed as at December 31, 2018	$44,597
Add: lease commitments period adjustment	4,677
Less: variable lease payment recognized as expenses when revenue is earned	(20,148)
Less: short term leases recognized on a straight-line basis as expenses	—
Undiscounted future lease liabilities	29,126
Imputed interest using the incremental borrowing rate of at the date of initial application	(12,572)
Lease liabilities recognized as at January 1, 2019	16,554
Of which are:
Current lease liabilities	1,323
Non-current lease liabilities	15,231
$16,554
The ROU assets were measured at the amount equal to the lease liabilities, adjusted by the amount of any prepaid or accrued lease payments relating to that lease recognized in the balance sheet as at December 31, 2018. There were no onerous lease contracts that would have required an adjustment to the right of use assets at the date of initial application.
The recognized ROU assets related to the following types of assets:

	December 31, 2019	January 1, 2019
Land	$17,219	$17,672
	$17,219	$17,672
In applying ASC 842 for the first time, the Partnership has used the following practical expedients permitted by the standards:
•the use of single discount rate to a portfolio of leases with reasonably similar characteristics
•the exclusion of initial direct costs for the measurement of the right of use asset at the date of initial application
The change in accounting policy affected the following items in the statement of financial position on January 1, 2019:
•right of use assets: increased by $17,672
•prepaid expenses: decreased by $1,118
•lease liabilities: increased by $16,554
The Partnership has lease agreements with a group of participating landowners, on which the Project facilities were built. Lease agreements were negotiated on group basis and therefore contain similar terms and conditions including a lease term for period from 20 years to 40 years with an extension option, and right to terminate without penalty.
Until the 2018 financial year, leases were all classified as operating leases and the payments made were charged to profit or loss on the straight-line basis over the period of the lease.
From January 1, 2019, leases are recognized as ROU assets and corresponding lease liabilities at the date at which the lease asset is available for use by the Project. Lease expense is generally recognized on a straight-line basis over the lease term and is recorded in project expense in the statements of operation.
Lease liabilities include the net present value of the following lease payments:

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

•fixed payments including in-substance fixed payments), less any lease incentives receivable
•variable lease payment that are based on an Index or a rate
•amounts expected to be payable by the lease under residual value guarantees
The lease payments are discounted using the interest rate implicit in the lease. If that rate cannot be determined, the lessee’s incremental borrowing rate is used, being the rate that the lessee would have to pay to borrow the funds necessary to obtain an asset of similar value in a similar economic environment with similar terms and conditions.
ROU assets are measured at cost comprising the following:
•the amount of the initial measurement of lease liability
•any lease payments made at or before the commencement date less any lease incentives received
As of December 31, 2019, fixed contractual payment of lease liabilities were as follow:

2020	$1,323
2021	1,323
2022	1,323
2023	1,323
2024	1,323
Thereafter	21,188
Total lease payment	27,803
Less: imputed interest	(11,655)
Total	$16,148
Supplemental income statement information related to leases are as follow:

	Income statement location	December 31, 2019
Operating lease expenses	Project expenses	$2,202

Operating leases expenses on variable components		833
Operating leases expenses on lease liability		1,369
		$2,202
Supplemental cash flow and other information related to leases are as follow:

December 31, 2019
Operating cash flow from operating lease	$(406)

Weighted average remaining lease terms (years)	21
Weighted average discounted rate	5.61%

7	Long-term debt
Upon achievement of the COD in December 2015, the construction facility converted to term loan on May 20, 2016. The loan matures on May 20, 2023. In connection with the financing agreement, the Partnership entered into interest rate swaps on 90% of the loan commitment.

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

Collateral under the financing agreement consists of substantially all of the Partnership’s assets. The loan agreement contains a broad range of covenants that, subject to certain exceptions, restrict the Partnership’s ability to incur debt, grant liens, sell or lease assets, transfer equity interest, dissolve, pay distributions and change its business. The Partnership is in compliance with all of the covenants captained in the financing agreement. Each of the limited partners and the GP of the Partnership pledged their partnership units as collateral for the loan. Each of the shareholders of the GP pledged their shares in the GP as collateral for the loan.
Terms and conditions of outstanding borrowings were as follows:

As of December 31, 2019
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$466,471	$(3,858)	$462,613	3.595%	May 20, 2023
Less: current portion	(25,250)	1,224	(24,026)
Net of current	$441,221	$(2,634)	$438,587

As of December 31, 2018
	Principal	Deferred financing costs	Net of financing costs	Interest rate	Maturity date
Term loan	$489,823	$(5,142)	$484,681	3.595%	May 20, 2023
Less: current portion	(23,352)	1,284	(22,068)
Net of current	$466,471	$(3,858)	$462,613
The following are the amounts due for long-term debt as of December 31, 2019:

2020	$25,250
2021	26,514
2022	27,836
2023	25,987
2024	26,443
Thereafter	334,441
$466,471
Interest and commitment fees incurred, and interest expense recorded in the Partnership’s statements of operations and comprehensive income are as follows:

	2019	2018	2017
Interest incurred on term loan	$20,308	$21,102	$21,457
Amortization of deferred financing costs	1,283	1,338	1,381
Interest incurred on lease liabilities	916	—	—
Interest expense	$22,507	$22,440	$22,838

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

Letter of credit facilities
On May 20, 2016, letters of credit of $30,000 and $11,000 were issued upon term conversion for a debt service reserve and operations and maintenance reserve, respectively, with a seven-year term. Funds, when and if drawn on the facility, accrue interest at 0.625% plus Prime Rate, and at the option of the Partnership, the rate can be converted to a rate of CDOR plus 1.625% per annum. In addition, the Partnership shall pay letter of credit fees on the basis of the undrawn amount of the facility at 1.625% per annum. As of December 31, 2019 and 2018, the letters of credit facility did not have an outstanding balance, and no amounts were drawn in 2019 and 2018. Letter of credit fees of $666, $666 and $666 were charged to other expense in the statements of operations and comprehensive income for the year ended December 31, 2019, 2018 and 2017 and the stub period, respectively.

8	Asset retirement obligation
The Partnership’s asset retirement obligation represents the estimated cost of decommissioning the turbines, removing above-ground installations and restoring the sites at a date that is 25 years from the commencement of commercial operations.
The following table presents a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation:

	December 31,
	2019	2018
Asset retirement obligation, beginning of period	$5,537	$5,274
Accretion expense	276	263
Asset retirement obligation, end of period	$5,813	$5,537

9	Derivatives
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
The following tables present the fair values of the Partnership's derivative instruments on a gross basis as reflected on the Partnership’s balance sheets:

	December 31, 2019		December 31, 2018
	Derivative liabilities		Derivative liabilities
	Current	Long-term	Current	Long-term
Fair value of designated derivatives:
Interest rate swaps	$2,620	$31,799	$1,761	$22,476
Total fair value	$2,620	$31,799	$1,761	$22,476
The following table summarizes the notional amounts of the Partnership's outstanding derivative instruments:

		December 31,
	Unit of measure	2019	2018
Designated derivative instruments
Interest rate swaps	CAD	$419,824	$440,840

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

The following table presents losses on derivative contracts designated and qualifying as cash flow hedges recognized in accumulated other comprehensive loss for the following periods:

		December 31,
	Description	2019	2018	2017
Losses (gains) recognized in accumulated OCL	Effective portion	$(10,182)	$1,804	$16,871
Losses reclassified from accumulated OCL into interest expense	Derivative settlements	$(2,791)	$(4,163)	$(7,680)
No ineffectiveness was recorded on these swaps for the years ended December 31, 2018 and 2017 and the stub period. The Partnership estimates that $1,952 in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months.

10	Fair value measurement
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

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

Financial assets (liabilities) measured on a recurring basis:

	Level 1	Level 2	Level 3
December 31, 2019
Interest rate swaps	$—	$(34,419)	$—
December 31, 2018
Interest rate swaps	$—	$(24,237)	$—

11	Commitments and contingencies

1)	Commitments
Service and Maintenance Agreement
The Partnership has entered into service and maintenance agreements with Siemens to provide and carry out turbine maintenance and service activities for the Project until January 2022. Based on the terms of the agreements, Siemens shall be entitled to receive a daily base fee per turbine that may be subject to periodic price adjustments for inflation, over the terms of the agreements. As of December 31, 2019, outstanding commitments with Siemens were $3,479, including an estimated annual price adjustment for inflation of 2%, where applicable, payable over the full term of the agreement.

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
Turbine Availability Warranty
The Partnership has a turbine availability warranty from its turbine manufacturer. Pursuant to the warranty, if a turbine operates at less than minimum availability during the warranty period, the turbine manufacturer is obligated to pay, as liquidated damages, an amount for each percent that the turbine operates below the minimum availability threshold. In addition, if a turbine operates at more than a specified availability during the warranty period, the Partnership has an obligation to pay a bonus to the turbine manufacturer. As of December 31, 2019, the Partnership recorded a liability of $29 associated with bonuses payable to the turbine manufacturer.

12	Related party transactions
The Partnership is managed by the GP, which is jointly controlled by Samsung and Pattern in accordance with the terms of the Unanimous Shareholder Agreement. Certain terms of the Samsung Pattern Joint Venture Wind Development Agreement, entered into between Samsung and an affiliate of PRHC on July 27, 2010, directed the responsibilities of Samsung and Pattern Renewable Holdings ULC ("PRHC") for the Project.
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

SP Armow Wind Ontario LP
Notes to Financial Statements
December 31, 2019, 2018 (not covered by the auditor’s report) and 2017 (covered by the auditor's report)
(In thousands of Canadian Dollars)

$1,430, $1,403 and $1,377 were charged to the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017 and the stub period, respectively.

b)	Project Administration Agreement (PAA)
On October 24, 2014, the Partnership entered into the PAA with SRE Wind PA LP (PA), which is 100% owned by Samsung to supply project administrative services.
$429, $420 and $413 were charged to the statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017 and the stub period, respectively.

c)	The Partnership recorded the following balances with related parties:

	2019	2018
Related party payable to Pattern Operators Canada ULC	$135	$132
Related party payable to SRE Wind PA LP	40	40
	$175	$172

13	Comparative figures
Comparative figures of the partners’ equity on the face of balance sheet and the statement of changes of partners’ capital have been reclassified to conform to the current year presentation. Such reclassifications did not have an impact on net income or cash flows.

December 31, 2018	Prior year presentation	Reclassification	Current year presentation
Partners’ capital	$(82,900)	$82,900	$—
Accumulated contribution	—	87,780	87,780
Accumulated distribution	—	(170,680)	(170,680)
Accumulated net income	96,132	—	96,132
Accumulated other comprehensive loss	(24,237)	—	(24,237)

FINANCIAL STATEMENTS
K2 Wind Ontario Limited Partnership
For the period January 1, 2018 to December 30, 2018 (unaudited) and for the year ended December 31, 2017

K2 Wind Ontario Limited Partnership
Financial Statements
For the period January 1, 2018 to December 30, 2018 (unaudited) and for the year ended December 31, 2017

Report of Independent Registered Public Accounting Firm

The Partners
K2 Wind Ontario Limited Partnership

We have audited the accompanying financial statements of K2 Wind Ontario Limited Partnership, which comprise the statements of operations and comprehensive income, changes in partners’ capital (deficit) and cash flows for the year ended December 31, 2017, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of K2 Wind Ontario Limited Partnership’s operations and its cash flows for the year ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Francisco, California
February 28, 2018

K2 Wind Ontario Limited Partnership
Statements of Operations and Comprehensive Income
(In thousands of Canadian Dollars)

	For the period January 1, 2018 to December 30,	Year ended December 31,
	2018	2017
Revenue:	(unaudited)
Electricity sales	$100,773	$87,012
Compensation for forgone energy	32,949	56,089
Total revenue	133,722	143,101

Cost of revenue:
Operations and maintenance	11,564	11,443
General and administrative	5,889	6,255
Depreciation and accretion	35,720	35,306
Total cost of revenue	53,173	53,004

Operating income	80,549	90,097

Other income (expense):
Interest expense	(37,091)	(38,043)
Other income (expense), net	167	87
Total other expense	(36,924)	(37,956)
Net income	43,625	52,141

Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedges	(3,878)	11,190
Reclassifications to net income	8,808	14,121
Total other comprehensive income (loss)	4,930	25,311
Total comprehensive income	$48,555	$77,452

See accompanying notes to financial statements.

K2 Wind Ontario Limited Partnership
Statements of Changes in Members' Capital
(In thousands of Canadian Dollars)

	Contributed Surplus (Deficit)	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2017	10,933	76,406	(92,626)	(5,287)
Distributions	(60,019)	—	—	(60,019)
Net income (loss)	—	52,141	—	52,141
Other comprehensive income (loss)	—	—	25,311	25,311
Balances at December 31, 2017	$(49,086)	$128,547	$(67,315)	$12,146
Distributions (unaudited)	(58,236)	—	—	(58,236)
Net income (loss) (unaudited)	—	43,625	—	43,625
Other comprehensive income (loss) (unaudited)	—	—	4,930	4,930
Balances at December 30, 2018 (unaudited)	$(107,322)	$172,172	$(62,385)	$2,465

See accompanying notes to financial statements.

K2 Wind Ontario Limited Partnership
Statements of Cash Flows
(In thousands of Canadian Dollars)

	For the period January 1, 2018 to December 30,	Year ended December 31,
	2018	2017
Operating activities	(unaudited)
Net income	$43,625	$52,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	35,720	35,306
Amortization of financing costs	1,346	1,401
Trade receivables	5,460	3,747
Prepaid expenses	79	99
Other current assets	(189)	(156)
Accounts payable and other accrued liabilities	1,335	(3,110)
Related party payable	98	(149)
Accrued interest	(102)	—
Other current liabilities	(287)	1
Net cash provided by operating activities	87,085	89,280

Investing activities
Capital expenditures	—	(44)
Net cash (used in) investing activities	—	(44)

Financing activities
Payment for deferred financing costs	(6)	—
Capital distributions	(58,228)	(60,019)
Repayment of long-term debt	(33,714)	(31,212)
Net cash used in financing activities	(91,948)	(91,231)

Net change in cash and cash equivalents and restricted cash	(4,863)	(1,995)
Cash and cash equivalents and restricted cash at beginning of period	24,061	26,056
Cash and cash equivalents and restricted cash at end of period	$19,198	$24,061

Supplemental disclosures
Cash payments for interest expense, net of capitalized interest	$35,847	$36,790

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

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

Impairment of Long-Lived Assets
The Company periodically evaluates long-lived assets for potential impairment whenever events or changes in circumstances have occurred that indicate that impairment may exist, or the carrying amount of the long-lived asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable based on its estimated future undiscounted cash flows. An impairment loss is calculated based on the excess of the carrying value of the long-lived asset over the fair value of such long-lived asset, with the fair value determined based on an estimate of discounted future cash flows. During the period January 1, 2018 to December 30, 2018 and the year ended December 31, 2017, no impairment losses were recorded in the statements of operations and comprehensive income.
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

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

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

3. Property, Plant and Equipment
The Company recorded depreciation expense related to property, plant and equipment of $35.2 million and $35.0 million for the period January 1, 2018 to December 30, 2018 and for the year ended December 31, 2017, respectively.

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
Interest and commitment fees incurred and interest expense for long-term debt consisted of the following (in thousands):

	For the period January 1, 2018 to December 30,	Year ended December 31,
	2018	2017
Interest and commitment fees incurred	$34,686	$35,583
Letter of credit fees incurred	1,059	1,059
Amortization of financing costs	1,346	1,401
Interest expense	$37,091	$38,043

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

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
The following table presents gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in accumulated other comprehensive income, as well as, amounts reclassified to earning for the following periods (in thousands):

		For the period January 1, 2018 to December 30,	Year ended December 31,
	Description	2018	2017
Gains (losses) recognized in accumulated OCI	Effective portion	$(3,878)	$11,190
Gains (losses) reclassified from accumulated OCI into:
Interest expense	Derivative settlements	$8,808	$14,121
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

6. Fair Value Measurements
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

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

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

7. Commitments, Contingencies and Warranties
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
Land leases
The Company has acquired leases for land where the wind farm will be located through the exercise of land options acquired from Capital Power and also executed new land lease agreements in 2014. The leases provide for the land interests necessary for the construction and operation of the project. The Company recorded $2.9 million and $2.9 million of lease expense in the statements of operations and comprehensive income for the period January 1, 2018 to December 30, 2018 and the year ended December 31, 2017, respectively.

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

Service and maintenance
The Company has entered into service and maintenance agreements with third party contractors to provide turbine operations and maintenance services and modifications and upgrades for a three year period beginning after the COD. The computation of outstanding commitments includes an estimated annual price adjustment for inflation of 2%, where applicable. For the period January 1, 2018 to December 30, 2018 and the year ended December 31, 2017, the Company recorded service and maintenance expense under these agreements of $6.4 million and $7.3 million, respectively, in project expense in the statements of operations.
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

8. Related Party Transactions
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
The fixed annual fee for the service is $0.9 million pro-rated for the period from March 20, 2013 until the COD and thereafter the annual fee was increased to $1.4 million until expiry of the contract in 2035. Additionally, the Company recorded expense of $1.5 million and $1.5 million to operations and maintenance expense in the statements of operations and comprehensive income for the period January 1, 2018 to December 30, 2018 and the year ended December 31, 2017, respectively.

K2 Wind Ontario Limited Partnership
Notes to Financial Statements

Project Administration Agreement (PAA)
On March 20, 2014, the Company entered into the PAA with POC, which is 100% owned by an affiliate to receive project administrative services. A fixed annual fee of $0.4 million is payable during the period between the COD until expiry of the PPA in 2035. The Company recorded expense of $0.4 million and $0.4 million to general and administrative expense in the statements of operations and comprehensive income for the period January 1, 2018 to December 30, 2018 and the year ended December 31, 2017, respectively. The Company has not recorded any related party payable.

9. Subsequent Events
The Company evaluated subsequent events through February 28, 2019, which is the date these financial statements were available to be issued and noted that there were no subsequent events to disclose.

CONSOLIDATED FINANCIAL STATEMENTS

Pattern Energy Group Holdings 2 LP

As of December 31, 2019 and 2018
and for the years ended December 31, 2019 and 2018
and the period from July 27, 2017 through December 31, 2017
with Reports of Independent Auditors

Pattern Energy Group Holdings 2 LP

Consolidated Financial Statements

As of December 31, 2019 and 2018 (not covered by the auditor's report)
and for the years ended December 31, 2019 and 2018 (not covered by the auditor's report)
and the period from July 27, 2017 through December 31, 2017

Report of Independent Auditors

To the Management and Board of Directors of Pattern Energy Group Holdings 2 LP
We have audited the accompanying consolidated financial statements of Pattern Energy Group Holdings 2 LP and its subsidiaries (the “Partnership”), which comprise the consolidated balance sheet as of December 31, 2019, and the related consolidated statements of operations, of comprehensive income (loss), of changes in partners' capital and of cash flows for the year then ended.
Management's Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Partnership's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pattern Energy Group Holdings 2 LP and its subsidiaries as of December 31, 2019 and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.
Emphasis of Matters
The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Partnership has suffered recurring losses from operations, negative working capital and cash outflows from operating activities, and has stated that substantial doubt exists about the Partnership’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.
As discussed in Note 2 to the consolidated financial statements, the Partnership changed the manner in which it accounts for revenue in 2019. Our opinion is not modified with respect to this matter.

Other Matter

The accompanying consolidated balance sheet of the Partnership as of December 31, 2018, and the related consolidated statements of operations, of comprehensive income (loss), of changes in partners' capital and of cash flows for the year then ended are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2018 financial statements to be audited and they are therefore not covered by this report.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 2, 2020

Report of Independent Auditors

To the Partners,
Pattern Energy Group Holdings 2 LP.

We have audited the accompanying consolidated financial statements of Pattern Energy Group Holdings 2 LP, which comprise the consolidated statements of operations, comprehensive income (loss), changes in partners’ capital and cash flows for the period from July 27, 2017 through December 31, 2017, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Pattern Energy Group Holdings 2 LP’s operations and its cash flows for the period from July 27, 2017 through December 31, 2017 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

March 28, 2019

Pattern Energy Group Holdings 2 LP
Consolidated Balance Sheets
(In thousands of U.S. Dollars)

	December 31,
	2019	2018*

Assets
Cash and cash equivalents (Note 9)	$29,095	$61,712
Notes receivable, related party	57,961	52,307
Restricted cash	23,804	51,983
Related party receivable	11,997	11,063
Notes receivable (Note 9)	2,701	2,476
Major equipment advances (Note 9)	24,322	147,618
Deferred development costs (Note 9)	12,844	5,727
Construction in progress	139,407	180,278
Property, plant and equipment, net (Note 9)	15,136	6,819
Unconsolidated investments	29,650	29,302
Finite-lived intangible assets, net	27,857	16,769
Deposits (Note 9)	62,375	52,571
Contract asset	13,696	—
Other assets (Note 9)	18,293	22,057
Total assets	$469,138	$640,682

Liabilities and partners' capital
Accounts payable and accrued liabilities (Note 9)	$36,976	$60,368
Debt, net (Note 9)	39,397	211,907
Revolving credit facility	60,000	—
Related party payable (Note 9)	44,068	30,008
Other liabilities (Note 9)	18,072	10,394
Total liabilities	198,513	312,677
Commitments and contingencies (Note 14)

Partners' capital:
General partners	—	—
Limited partners	275,567	332,361
Accumulated other comprehensive loss	(4,621)	(4,924)
Total capital before noncontrolling interest	270,946	327,437
Noncontrolling interest	(321)	568
Total partners' capital	270,625	328,005
Total liabilities and partners' capital	$469,138	$640,682

See accompanying notes to consolidated financial statements.

* Not covered by the auditor's report

Pattern Energy Group Holdings 2 LP
Consolidated Statements of Operations
(In thousands of U.S. Dollars)

	For the years ended December 31,		For the period from July 27, 2017 through December 31,
	2019	2018*	2017
Revenue:
Electricity sales	$5,257	$5,335	$9,974
Project sales	137,040	94,900	—
Project sales, related party	99,924	122,073	—
Services, related party	5,512	40,423	—
Total revenue	247,733	262,731	9,974

Cost of revenue:
Electricity production	3,276	2,386	5,756
Project sales expense	102,279	89,016	—
Project sales expense, related party	68,613	83,692	—
Services expense, related party	2,293	2,187	—
Transmission costs	4,081	—	—
Total cost of revenue	180,542	177,281	5,756

Operating expenses:
Development expense	84,218	54,016	21,990
Impairment expense	7,139	38,835	1,535
General and administrative	17,603	19,500	7,199
Related party expenses	45,826	41,677	14,037
Total operating expenses	154,786	154,028	44,761

Operating income (loss)	(87,595)	(68,578)	(40,543)

Other income (expense):
Interest expense	(4,109)	(2,481)	(2,101)
Loss from unconsolidated investments, net	(2,934)	(2,324)	(1,962)
Net (loss) gain on transactions	(3,404)	23,623	—
Other income, net	3,886	4,006	(374)
Total other (expense) income	(6,561)	22,824	(4,437)

(Loss) income before income tax provision	(94,156)	(45,754)	(44,980)
Income tax provision	(1,435)	13,884	3,314
Net (loss) income	(92,721)	(59,638)	(48,294)

Net (loss) income attributable to noncontrolling interest	(1,549)	298	1,101
Net (loss) income attributable to controlling interest	$(91,172)	$(59,936)	$(49,395)

See accompanying notes to consolidated financial statements.

* Not covered by the auditor's report

Pattern Energy Group Holdings 2 LP
Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. Dollars)

	For the years ended December 31,		For the period from July 27, 2017 through December 31,
	2019	2018*	2017
Net loss	$(92,721)	$(59,638)	$(48,294)
Other comprehensive income (loss):
Foreign currency translation and other comprehensive (loss) income, net of tax	328	(306)	2,328
Proportionate share of equity investee's derivative activity:
Effective portion of change in fair market value of derivatives, net of tax	(11)	—	—
Total change in effective portion of change in fair market value of derivatives	(11)	—	—
Total other comprehensive (loss) income, net of tax	317	(306)	2,328
Comprehensive loss	(92,404)	(59,944)	(45,966)

Less comprehensive (loss) income attributable to noncontrolling interest:
Net (loss) income attributable to noncontrolling interest	(1,549)	298	1,101
Foreign currency translation and other comprehensive (loss) income, net	15	(234)	3,083
Derivative activity:
Effective portion of change in fair market value of derivatives, net of tax	(1)	—	—
Total change in effective portion of change in fair market value of derivatives	(1)	—	—
Comprehensive (loss) income attributable to noncontrolling interest	(1,535)	64	4,184
Comprehensive loss attributable to controlling interest	$(90,869)	$(60,008)	$(50,150)

See accompanying notes to consolidated financial statements.

* Not covered by the auditor's report

Pattern Energy Group Holdings 2 LP
Consolidated Statements of Changes in Partners' Capital
(In thousands of U.S. Dollars)

	General Partners	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling interest	Total Partners' Capital
Balances at July 27, 2017	$—	$149,772	$(1,449)	$148,323	$18,791	$167,114
Contributions[1]	—	280,626	—	280,626	—	280,626
Redemptions	—	(89,023)	—	(89,023)	—	(89,023)
Transactions with non-controlling interests[2]	—	(19,315)	—	(19,315)	(10,673)	(29,988)
Distributions[3]	—	(2,454)	—	(2,454)	(6,391)	(8,845)
Common control transactions	—	(6,243)	—	(6,243)	—	(6,243)
Net income (loss)	—	(49,395)	—	(49,395)	1,101	(48,294)
Other comprehensive loss, net of tax	—	—	(755)	(755)	3,083	2,328
Balances at December 31, 2017	—	263,968	(2,204)	261,764	5,911	267,675
Contributions[4] *	—	406,891	—	406,891	—	406,891
Redemptions*	—	(92,657)	—	(92,657)	—	(92,657)
Transactions with non-controlling interests[5] *	—	(3,236)	—	(3,236)	806	(2,430)
Distributions[6] *	—	(89,459)	(2,648)	(92,107)	(6,213)	(98,320)
Common control transactions[7]*	—	(93,210)	—	(93,210)	—	(93,210)
Net income (loss)*	—	(59,936)	—	(59,936)	298	(59,638)
Other comprehensive loss, net of tax*	—	—	(72)	(72)	(234)	(306)
Balances at December 31, 2018*	—	332,361	(4,924)	327,437	568	328,005
Adoption of ASC 606 adjustment	—	9,170	—	9,170	646	9,816
Contributions	—	25,208	—	25,208	198,731	223,939
Sale of non-controlling interests	—	—	—	—	(198,731)	(198,731)
Net loss	—	(91,172)	—	(91,172)	(1,549)	(92,721)
Other comprehensive income, net of tax	—	—	303	303	14	317
Balances at December 31, 2019	$—	$275,567	$(4,621)	$270,946	$(321)	$270,625

[1] $50.7 million was contributed from Pattern Development 1.0 to Consolidated Japan Holdings for development purposes.
[2] Consolidated Japan Holdings acquired additional equity interests from noncontrolling interests, $30.0 million.
[3] $2.5 million was distributed from Consolidated Japan Holdings to Pattern Development 1.0.
[4] $11.8 million was contributed from Pattern Development 1.0 to Consolidated Japan Holdings for development purposes*.
[5] Consolidated Japan Holdings acquired additional equity interests from noncontrolling interests, $2.4 million*.
6 On March 7, 2018, Consolidated Japan Holdings sold the equity interests in Green Power Tsugaru G.K., G.K. Green Power Otsuki, Green Power Kanagi, and Otsuki Wind Power Corporation.
The $92.1 million distribution represents the cash attributable to the sale that was collected by Pattern Development 1.0*.

[7] $43.2 million of $93.2 million was paid in excess of the net book value of Japan Holdings acquired in common control transaction*.
* Not covered by the auditor's report

See accompanying notes to consolidated financial statements.

Pattern Energy Group Holdings 2 LP
Consolidated Statements of Cash Flows
(In thousands of U.S. Dollars)

	For the years ended December 31,		For the period from July 27, 2017 through December 31,
	2019	2018*	2017
Operating activities
Net (loss) income	$(92,721)	$(59,638)	$(48,294)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization and accretion	4,897	3,834	4,306
Early extinguishment of debt	180	—	—
Unrealized (gain) loss on exchange rate changes	(1,142)	421	756
Net profit on project sales	—	(35,456)	—
Net gain on transactions	—	(23,623)	—
Deferred taxes	(2,020)	(100)	2,896
Impairment expense	7,139	38,835	1,535
Equity in losses of unconsolidated investments	2,964	2,324	1,962
Share-based compensation	208	—	—
Distribution from unconsolidated investments	680	1,784	—
Changes in operating assets and liabilities:
Trade receivables	(4,452)	—	—
Prepaid expenses and other current assets	(38,048)	(35,186)	(3,351)
Related party receivable	—	—	47
Other assets	(21,470)	(9,335)	(653)
Accounts payable and accrued liabilities	10,035	12,249	10,043
Accrued interest	(4,548)	—	—
Related party payable	14,103	10,812	5,371
Other liabilities	838	1,499	860
Development expenditures	(60,950)	(163,598)	—
Net cash used in operating activities	(184,307)	(255,178)	(24,522)

Investing activities
Assets acquired in common control transactions	—	(49,977)	(13,833)
Cash paid for asset acquisitions	—	(6,152)	(4,750)
Proceeds from sale of investments	20,176	156,946	—
Capital expenditures	—	(7,624)	(61,850)
Contribution to unconsolidated investments	(7,757)	(20,633)	(3,227)
Distribution from unconsolidated investments	5,477	500	—
Other assets	—	—	(1,386)
Issuance of notes receivable	44	(2,431)	—
Issuance of notes receivable - related party	2	(52,307)	—
Net cash provided (used in) by investing activities	17,942	18,322	(85,046)

Pattern Energy Group Holdings 2 LP
Consolidated Statements of Cash Flows
(In thousands of U.S. Dollars)

	For the years ended December 31,		For the period from July 27, 2017 through December 31,
	2019	2018*	2017
Financing activities
Contributions - controlling interest	25,000	406,891	280,626
Distributions - controlling interest	—	(92,107)	(2,454)
Distributions - noncontrolling interest	—	—	(6,391)
Distributions in common control transactions	—	(43,233)	(6,243)
Contributions - noncontrolling interest	199,743	—	—
Redemptions	—	(92,657)	(89,023)
Payment for financing costs	(498)	(13,822)	(869)
Payment for deferred equity issuance costs	644	—	—
Proceeds from revolving credit facility	166,000	—	—
Repayments of revolving credit facility	(106,000)	—	—
Proceeds from debt	93,969	304,773	—
Repayment of debt	(269,828)	(192,635)	(5,222)
Cash paid for contingent consideration	(4,000)	—	—
Transactions with noncontrolling interest	—	(2,430)	(29,988)
Net cash provided by financing activities	105,030	274,780	140,436

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	539	(1,324)	2,619

Net change in cash, cash equivalents, and restricted cash	(60,796)	36,600	33,487
Cash, cash equivalents, and restricted cash at beginning of period	113,695	77,095	43,608
Cash, cash equivalents, and restricted cash at end of period	$52,899	$113,695	$77,095

Supplemental disclosure
Cash payments for interest expense, net of capitalized interest	$928	$6,625	$4,027

Schedule of non-cash activities:
Change in capital expenditures	$(1,246)	$41,972
Change in other assets	—	6,000
Derecognition of noncontrolling interest	—	6,213

See accompanying notes to consolidated financial statements.

* Not covered by the auditor's report

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

1. Organization
On November 10, 2016, Pattern Energy Group Holdings 2 LP ("PEG LP 2") and its subsidiaries (collectively, referred to as "Pattern Development 2.0", "we", "our", or the "Partnership") were formed as a Delaware limited partnership with the purpose, through its consolidated and equity method investees ("Project Entities"), to acquire and develop early to mid-stage renewable energy generation and electrical transmission assets for the purpose of further developing them for eventual sale.
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
PEG LP 2 has secured commitments for capital calls from its investors for up to $1.0 billion. As of December 31, 2019, PEG LP 2 has called a total of $650 million which were used to redeem the Existing LP units including all of PEGH’s investment, purchase Project Entities and to provide working capital for development activities.
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
On December 8, 2016, PEG LP 2 entered into a contribution agreement with PEGH. PEGH, through its wholly owned subsidiary, Pattern Energy Group LP, renamed as Pattern Energy Group One LP, (“Pattern Development 1.0”), contributed all of its equity interests in certain development subsidiaries to Pattern Development 2.0 in exchange for partnership interests in the Partnership (the “Contribution”). In June 2017, Pattern Development 1.0 and Pattern Development 2.0 entered into three separate agreements to transfer additional equity interests from Pattern Development 1.0 to the Partnership. PEGH sold equity interests in development subsidiaries in the United States, Canada, and Mexico (the “Second Contribution”) to the Partnership for $23.5 million.
On February 26, 2018, the Partnership entered into a Purchase and Sale Agreement (“Japan Purchase”) with Pattern Development 1.0 to acquire certain developmental renewable energy assets for $93.2 million. The Japan Purchase closed on March 7, 2018.
As a result of the transactions with PEGH, the Partnership’s purchase of Project Entities from third parties, and the Partnership’s formation of greenfield Project Entities, the Partnership has varying interests in approximately 100 Project Entities in various degrees of development as of December 31, 2019.
Liquidity
The Partnership evaluated its ability to continue as a going concern in preparing its consolidated financial statements. For the years ended December 31, 2019, 2018, and the period from July 27, 2017 and December 31, 2017, the Partnership had operating losses of $87.6 million, $68.6 million, and $40.5 million, respectively, working capital deficiencies, and negative operating cash flows from operating activities as of December 31, 2019. Working capital as of December 31, 2019 is negative primarily due to loan maturity, the Revolver, the related party payable (refer to Footnote 10. Revolving Credit Facility, Footnote 11.Debt and Footnote 15. Related Party Transactions) and material commitments related to the development and construction of its renewable energy generation projects. The Partnership does not have sufficient liquid assets to meet its current debt obligations and related party payable that are due within the following year. As such, the Partnership's management concluded that there is a substantial doubt about its ability to continue as a going concern. The Partnership’s management plans as described below are intended to mitigate the conditions that raise substantial doubt about its ability to continue as a going concern:

•	The Partnership has executed agreements with a third party to sell two project entities at construction completion, which is expected to occur in the first half of 2020.

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

•	The Partnership has executed agreements with a third party to sell a project entity upon the receipt of the last federal approval, which is expected to occur in the second half of 2020.

•
On April 11, 2019, the Partnership entered into a $175.0 million revolving credit agreement (Revolver). As of December 31, 2019, the Partnership has drawn $60.0 million. Although the terms of the Revolver are payable on demand, the Partnership's management considers the remaining $115 million a source of liquidity for the next 12 months after the issuance of these financial statements. To draw on the Partnership's revolving credit facility requires pre-approval of PEGI.

•	In addition, the Partnership may make capital calls to its investors for funding. As of December 31, 2019 the remaining capital commitment is $350 million, subject to a right of refusal.

•
On November 3, 2019, PEGI and Canada Pension Plan Investment Board ("CPP Investment") entered into a definitive agreement pursuant to which CPP Investment will acquire 100% of PEGI's outstanding common share. As part of this transaction, CPP Investments and Riverstone concurrently will be entered into an agreement pursuant to which, at or following the completion of the transaction, CPP Investments and Riverstone will combine PEGI and PEGH2 LP to create an integrated renewable energy company that both builds and operates power assets. Completion of this transaction is subject to a vote of PEGI’s shareholders and certain regulatory approvals.

Certain of the Partnership management plans, including the ability to access liquidity through the Partnership's revolving credit facility, and receive cash from capital calls are not within its control. As such, the Partnership concluded that its management plans do not alleviate the principal conditions described above and there is substantial doubt about the Partnership ability to continue as a going concern.
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
Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in PEG LP 2's consolidated financial statements and the accompanying notes.

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
Variable Interest Entities
When the Partnership acquire a controlling interest in an entity that meets the definition of a VIE, but does not meet the definition of a business, the acquisition is accounted for using the acquisition method, except no goodwill or bargain purchase is recognized. The fair value of the purchase consideration is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Contingent consideration, if any exists, is also recognized and measured at fair value as of the acquisition date. To the extent that there is difference between the purchase consideration and the VIE's identifiable assets and liabilities recorded and measured

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

at fair value, the difference is recognized as a gain or loss. Transaction costs associated with the acquisition of a VIE are expensed as incurred.
In the normal course of its business, the Partnership has 100% of the ownership interests in Project Entities that have been determined to be VIEs because the Project Entities lack sufficient equity at risk to develop, construct, and operate the respective projects. The Partnership is the primary beneficiary since is has the power to direct the activities that most significantly impact the VIE’s economic performance and exposure to the economics of the Project Entities through its obligation to fund the development of the project. When a Project Entity begins construction and obtains construction financing, the Project Entity is generally determined to no longer be a VIE because the entity has demonstrated that it has sufficient equity at risk to finance the construction without additional subordinated financial support. The Partnership also enter into joint venture agreements with third parties to develop and construct projects. The Partnership is generally have a variable interest in these entities and an obligation to co-develop the project. Prior to construction financing these entities are usually VIEs, but the Partnership is generally not the primary beneficiary.
Equity Method Investments
The Partnership recognizes its interests in Project Entities in which it has significant influence over, but does not control, as equity method investments. The Partnership does not control these Project Entities as it has development partners with significant equity interests in these Project Entities, and such partners hold substantive rights to participate in the significant activities of the Project Entities. The Partnership records its initial investment in these unconsolidated Project Entities at cost. The Partnership then increases or decreases the carrying cost of the investment for its share of income or loss from each Project Entity based upon its ownership percentage and recognizes corresponding income or loss in the its consolidated statements of operations. Any cash distributions from an unconsolidated Project Entity are accounted for as an increase in cash and a decrease in the carrying cost of the Partnership's investment.
In the event that cumulative allocated earnings or losses, distributions and other comprehensive income (loss) exceed the carrying balance of the investment, the Partnership will suspend the application of the equity method of accounting until such time as each Project Entity’s cumulative equity method earnings and other comprehensive income exceed cumulative distributions received, cumulative equity method losses and cumulative other comprehensive income (loss) during the suspension period.
The unconsolidated investments of $29.7 million and $29.3 million as of December 31, 2019 and 2018, respectively, is comprised of investments in eight Project Entities and seven Project Entities, respectively, with ownership percentages in these Project Entities varying from 14.9% to 50.0%.
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
Fair Value Measurements
The Partnership’s fair value measurements incorporate various factors, including the credit standing and performance risk of the counterparties, the applicable exit market and specific risks inherent in the instrument. Nonperformance and credit risk adjustments on risk management instruments are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing and asset or liability, including estimates or risk. When such information is not available, internal models may be used. (Refer to Footnote 12. Fair Value Measurements).

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

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

	2019	2018	2017

Cash and cash equivalents at end of period	$29,095	$61,712	$53,504
Restricted cash - current	—	—	2,451
Restricted cash	23,804	51,983	21,140
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$52,899	$113,695	$77,095
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

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

Capitalization of Other Costs
The Partnership capitalizes certain employee compensation and other indirect costs ("indirect costs") associated with development and construction projects. Indirect costs are capitalized based on time estimates spent on each project when the project is determined to be probable or technically feasible and likely to achieve commercial success.
The Partnership capitalizes interest and related financing fees related to the debt used to finance projects in construction. Capitalization is discontinued when the project achieves commercial operation.
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
Intangible Assets
Long-lived intangible assets primarily include land easements, land options, interconnection rights and transmission rights that are stated at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the respective assets' contract lives. For the years ended December 31, 2019, 2018 and for the period from July 27, 2017 through December 31, 2017, the Partnership recorded immaterial amortization expense related to intangible assets in the consolidated statements of operations. Future amortization expense is not expected to be material. Long-lived intangible assets are included in the other assets in the consolidated balance sheets.
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
The Partnership develops and sells renewable energy generation and electrical transmission assets. These assets are developed in Project Entities that hold the land or leases for land on which the assets are being developed. Prior to January 1, 2019, the Partnership applied the guidance on sales of real estate in ASC 360-20 to account its sales of its interest in Project Entities. ASC 606 supersedes ASC 360-20 and amends the scope of the derecognition guidance in ASC 810. Consequently, upon the adoption of ASC 606 on January 1, 2019, the Partnership applied ASC 606 to sales of its equity interests in consolidated project entities and ASC 860 to sales of equity method investment projects under ASC 860. Under ASC 606, the Partnership recognizes revenue once it has transferred control to the customer. However, to recognize revenue for a sale of an interest in a consolidated entity, the Partnership must first evaluate whether it has lost control over the entity under ASC 810 Consolidation. That is, the Partnership must first determine that it does not consolidate under ASC 810 before it can evaluate whether control has transferred to a customer under ASC 606. Sales of consolidated projects are in scope of ASC 606 and thus presented as revenue with a corresponding cost of sales. Sales of equity method investments are in scope of ASC 860 and presented net as gains (losses).
The Partnership earns revenue from the Management, Operations and Maintenance Agreements ("MOMAs") and Project Administration Agreements ("PAAs") that it has with wind farms, which are owned by related parties. These agreements provide persuasive evidence that a contract exists between the Partnership and wind farm owner. Under each MOMA and PAA, the Partnership provides various services to the wind farms typically in exchange for a fixed annual fee, payable in equal monthly installments. The Partnership recognizes revenue for its services as they are rendered each month, based on the amount invoiced each month. The accounting for the Partnership’s service contracts will not differ materially under ASC 606.

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

The Partnership sells electricity under the terms of Power Sale Agreements ("PSAs"), Power Purchase Agreements ("PPAs") or at market prices. Revenue is recognized based upon the amount of electricity delivered at rates specified under the contracts or at market prices, for spot market transactions, assuming all other revenue recognition criteria are met. Depending on the terms of the PSAs or PPAs, the Partnership may account for the contracts as operating leases. The Partnership's electricity revenue, for the year ended 2019, was earned by its Project Entity, Grady Wind Energy Center, LLC, which was sold in the fourth quarter of 2019 to PEGI and the third parties. The Partnership's electricity revenue, for the year ended 2018, was earned by its Project Entity, Stillwater Wind, LLC, which was sold in the fourth quarter of 2018 to PEGI and unrelated third parties (refer to Footnote 3. Revenue).
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
Income Taxes
The Partnership is organized as a pass-through entity for U.S. federal and state income tax purposes. Federal and state income taxes are assessed at the owner level and each owner is liable for its own tax payments. The Partnership is subject to other state-based taxes. Certain entities are corporations or have elected to be taxed as corporations. In these circumstances, income tax is accounted for under the asset and liability method. The Partnership is subject to Canada, Netherlands, Japan, Poland, and Mexico income taxes based upon the tax laws and rates in effect in the countries in which operations are conducted.
The asset and liability method require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Partnership recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Partnership considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and results of recent operations. If the Partnership determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
As of December 31, 2019 and 2018, the Partnership recorded a deposit of $58.9 million and $49.2 million, respectively, for transmission security deposits to public utilities companies and $24.3 million and $147.6 million, respectively, in major equipment advances to major turbine suppliers.

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

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
Recently Adopted Accounting Standards
On January 1, 2019, the Partnership was required to adopt ASC 606, Revenue from Contracts with Customers (“ASC 606”) and ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40” and collectively with ASC 606, “the new standards”). The new standards apply to the Partnership’s contracts with its customers. This includes the Partnership’s service contracts (e.g. management, operation and maintenance agreements, project administration agreements, etc.) and contracts to sell its interests in its consolidated project entities. The Partnership’s sales of its interests in projects that are accounted for as equity method investments however, are accounted for under ASC 860, Transfers and Servicing (“ASC 860”) upon the adoption of the standards. The Partnership adopted the new standards using a modified retrospective approach. Under this adoption approach, the date of initial application is January 1, 2019. That is, January 1, 2019 is the start of the reporting period in which the Partnership first applies the new standards. Under the modified retrospective approach, any contracts (1) that are not complete (as defined in ASC 606) as of the date of initial application and (2) for which the accounting would be impacted by the adoption of the new standards, must be restated under US GAAP as amended by the new standards. In restating these contracts, the Partnership is required to apply US GAAP, as amended by the new standards, to the contracts from their inception. To reflect the amount of revenue and/or costs that the Partnership would have recognized in prior periods had the new standards always been effective, the Partnership made a cumulated adjustment to its January 1, 2019 retained earnings.
In February 2016, the FASB issued ASU 2016-02, Leases, along with subsequent amendments issued thereafter (collectively, “ASC 842”) which will supersede ASC 840, Leases (“ASC 840”). Under ASC 842, lessees are required to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet, for all leases, with the exception of short-term leases, at the commencement date of each lease. ASC 842 is effective for private business entities beginning in January 1, 2020. Early adoption is permitted, and the Partnership decided to adopt ASC 842 as of January 1, 2019 using a modified retrospective method and did not restate comparative periods. The impact of the adoption was not material and resulted in the initial recognition of $1.9 million of ROU assets and $1.1 million of lease liabilities for operating leases primarily related to corporate offices and land leases in Japan. There was no cumulative-effect adjustment for the adoption and the adoption did not have a significant effect on the Partnership's consolidated statements of operations. The Partnership elected the practical expedient related to land easements, allowing the Partnership to carry forward its accounting treatment for land easements on certain existing agreements as its intangible assets. The Partnership elected to not separate lease and non-lease components and instead treats them as a single lease component. The Partnership also elected to not record short-term leases with an initial term of 12 months or less on its consolidated balance sheets. Since the Partnership did not elect the package of practical expedients to carry forward historical lease classification, the Partnership reassessed its PPAs and land arrangements and determined that all PPAs and the majority of land arrangements were not accounted for as leases under ASC 842. The Partnership further reassessed the PPAs under ASC 815, Derivatives and Hedging (ASC 815) and ASC 606, Revenue from Contracts with Customers (ASC 606) and determined all PPAs previously accounted for under the previous U.S. GAAP leasing standard, ASC 840, Leases (ASC 840) should be accounted for under ASC 606. The reassessment of the PPAs did not have a material impact to the Partnership's consolidated financial statements.
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

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purposes of clarifying certain aspects of ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04), which clarifies the treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (ASU 2019-11), which provides guidance around how to report expected recoveries. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption is not expected to have a material impact on the Partnership's consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Partnership is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
3. Revenue
The Partnership has three sources of revenue: electricity sales from completed projects before its eventual sale, sale of completed energy-generating and transmission projects, and services from management and administration.
Sale of Japan Entities in 2018
On March 7, 2018, the Partnership completed a sale to PEGI of its equity interest in four projects in Japan (Tsugaru, Otsuki, Kanagi, and G.K. Green Power Otsuki) for a total sales price of $99.1 million. According to terms of the sales, the agreement included a deferred purchase price of $9.9 million (1.1 billion JPY) which is receivable upon the term conversion of the construction loan at the Tsugaru project, and to the extent such term conversion does not occur, a second consideration payment will be made upon the commencement of commercial operations which is expected to occur in 2020. As a result of the adoption of ASC 606, the Partnership recognized the $9.9 million (1.1 billion JPY) as an adjustment to the January 1, 2019 retained earnings and against a contract asset in the consolidated balance sheets. As of December 31, 2019, the deferred purchase price of $10.5 million is included in a contract asset in the consolidated balance sheets.
Sale of Stillwater
On November 20, 2018, the Partnership sold 100% of its interest in the Project Entity of Stillwater Wind LLC and its holding companies (together, "Stillwater") to PEGI and an unrelated third parties for an aggregate purchase price of $117.8 million .
Sale of Project Entity in Mexico
In November of 2018, the Partnership sold its interests in a Project Entity in Mexico. The revenue was not recognized for the sale as the Partnership accounted for the sale under the deposit method because it has a significant receivable from the Project Entity in Mexico. Under the deposit method, the Partnership recognized the consideration received as a deposit liability and did not de-recognize its investment in the Project Entity in Mexico. However, the Partnership wrote down the Project Entity in Mexico by the amount of the loss recognized and reclassified the Project Entity in Mexico to held for sale. The carrying amount of the Project Entity in Mexico is $2.2 million, which is recorded in assets held for sale in other assets (refer to Footnote 7. Assets Held for Sale).

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

Sale of Willow Creek
On June 26, 2019, the Partnership sold 100% of its interest in Willow Creek, an early stage development project, to a third party for an aggregate purchase price of $41.5 million, of which $7.9 million is contingent upon the project achieving certain future milestones. As of December 31, 2019, the Partnership recognized the $7.9 million variable revenue on the consolidated statements of operation and recorded the $3.2 million in a contract asset in the consolidated balance sheets.
Sale of Grady
On October 10, 2019, the Partnership sold 100% of its interest in the Project Entity of Grady Wind Energy Center, LLC and its holding companies (together, "Grady") to PEGI and a third party for an aggregate purchase price of $195.1 million.
4. Acquisitions
The Partnership enters into agreements to purchase renewable energy assets in early to mid-stage development (the "Projects"). The Partnership further develops the Projects in its Project Entities typically with the intent to sell its interest in the Project Entities once the Partnership has completed development and, in some circumstances, construction of the Projects. From time to time, the Partnership may hold the Projects during their operational periods. The purchase agreements usually require an initial payment and contingent payments based on the Projects reaching certain milestones. For the years ended December 31, 2019 and 2018 and for the period from July 27, 2017 through December 31, 2017, the Partnership paid $25.1 million, $6.2 million, $4.8 million respectively, in initial and milestone payments for the acquisitions of the Projects other than for the Japan Purchase.
El Corazon
In the fourth quarter of 2019, the Partnership acquired 100% interests in El Corazon from an unrelated third party. The Partnership paid $20.1 million for wind turbines, and $5.0 million in membership interests. Acquired turbines were capitalized as construction in progress in the consolidated balance sheets. The transaction was determined to be an asset acquisition and an early stage development project.
Acquisition of Pattern Development Japan Power Holdings LLC
On March 7, 2018, the Partnership acquired 100% of the membership interests in Pattern Development Japan Power Holdings LLC ("Japan Holdings") from Pattern Development 1.0 for a total cash consideration of $93.2 million. The Japan Purchase is considered a transaction between entities under common control, and a change in reporting entity.
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
5. Notes Receivable, Related Party

In November 2018, the Partnership entered into funding agreements ("Notes") with two of its equity method investments in Mexico. The Notes accrue interest at an annual rate of 8.6%. As of December 31, 2019, the accrued interest amounts were $5.1 million and recognized as distributions from unconsolidated investments on the consolidated balance sheets. The Notes are expected to be repaid upon completion of construction, which is expected to occur in the first half of 2020. The Notes are convertible into equity at the option of the Partnership and other investor at a fixed conversion rate.

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

6. Property, Plant and Equipment
The following table presents the categories within property, plant and equipment, and accumulated depreciation as of December 31 (in thousands):

	2019	2018	Depreciable Life (Years)

Operating wind and solar farms	$877	$752	20 - 30
Development equipment	8,856	6,454	2 - 10
Computer software	83	82	3
Computer equipment	427	361	2 - 5
Furniture	584	273	2 - 5
Leasehold improvements	717	647	Shorter of their estimated useful lives or the remaining term of the lease.
Land	7,677	1,807	N/A
Other	69	67	2 - 5
	19,290	10,443
Less: accumulated depreciation	(4,154)	(3,624)
Property, plant and equipment, net	$15,136	$6,819
The Partnership recorded depreciation expense in the consolidated statements of operations related to property, plant and equipment of $3.0 million, $1.1 million, and $3.5 million for the years ended December 31, 2019 and 2018 and for the period from July 27, 2017 through December 31, 2017, respectively.
7. Assets Held for Sale

In August 2018, the Partnership, through one of its subsidiaries, executed a Memorandum of Understanding ("MOU") with Pattern Gulf Wind Holdings, LLC ("Gulf"), a 100% owned indirect subsidiary of PEGI. The MOU provided Gulf with the option to purchase turbines from the Partnership's subsidiary. In September 2018, Gulf exercised its option to purchase turbines. Pursuant to the MOU, the Partnership had the right to determine the number of turbines it will sell to Gulf. Since the MOU required that the Partnership sell a minimum up to a maximum number of turbines to Gulf, the Partnership determined that as of December 31, 2018, the minimum number of turbines meet the criteria for held for sale.

Upon determining that the turbines were held for sale in 2018, the Partnership was required to record the turbines at the lower of their carrying amount or their fair value less cost to sell and thus recorded a loss of $5.9 million for the year ended 2018. The loss was recorded in impairment expense in the consolidated statements of operations. The turbines were classified as held for sale and recorded in other assets on the consolidated balance sheets. The liabilities that were expected to transfer to Gulf as part of the sale of the turbines were classified as part of held for sale. As of December 31, 2018, the carrying amount of the turbines classified as held for sale was $9.4 million and the carrying amount of the liabilities classified as held for sale was $1.8 million. In December of 2019, the Partnership completed the sale of turbines to PEGI for the minimum number of turbines.
On November 15, 2018, the Partnership sold its interests in a Project Entity in Mexico. The sale is accounted for under deposit accounting (refer to Footnote 4. Acquisitions). As such, the Partnership did not de-recognize its investment in the Project Entity in Mexico. The Partnership reclassified the carrying amount of the Project Entity in Mexico, after recording the loss on sale, of $2.2 million to assets held for sale. On January 1, 2019, the Partnership recognized this sale, as a result of the adoption of ASC 606, under ASC 860.
8. Impairment of Long-lived Assets Held and Used

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

On March 19, 2019, the Partnership received an Order on Preliminary Injunction limiting any further on-the-ground construction, road modifications, or physical on-site modifications for one of its Project Entities. This Project Entity had assets of $7.1 million. Management evaluated whether there is an impairment in the first quarter of 2019 and recorded $7.1 million in impairment expense based on the cost approach.
In 2018, the Partnership recorded an impairment of $29.3 million related to wind turbine equipment held for development projects. A review of the Partnership's development projects requiring the wind turbine equipment triggered an assessment of the recoverability of the wind turbine equipment. The Partnership determined that the carrying value of the wind turbine equipment is not fully recoverable through deployment at its development projects and that the fair value of the wind turbine equipment is less than the carrying value by $29.3 million based on the market approach.
9. Variable Interest Entities
Consolidated Variable Interest Entities
The Partnership has Project Entities in North America and Japan in the development stage and construction stage. The Partnership consolidates Project Entities when it has a controlling financial interest in them. The Partnership consolidates Project Entities that are not VIEs when it holds the majority of the voting rights and there are no substantive participating or kick-out rights held by other parties. The Partnership consolidates Project Entities that are VIEs when it has the characteristics of a primary beneficiary and there are no participating or kick-out rights held by others that would prevent the Partnership from controlling the Project Entity.
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
As a result of the Contribution and the Second Contribution, the Partnership became the direct and indirect parent of four Project Entity structures that are subject to a profit-sharing arrangement under an X/Y share structure. The X shares have 100% of the voting interests and will receive 10% of the distributions after the Partnership has been returned all of its invested capital. The Y shares are non-voting and have no obligations to fund capital into the projects. The Project Entities are in the development stage, are VIEs and the Partnership has been determined to be the primary beneficiary.
The following presents the carrying amounts of the consolidated VIEs’ assets and liabilities included in the consolidated balance sheets as of December 31 (in thousands). Assets presented below are restricted for settlement of the consolidated VIEs’ obligations and all liabilities presented below can only be settled using the VIE’s resources.

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

	2019	2018

Assets
Cash and cash equivalents	$2,119	$7,852
Notes receivable	2,510	2,243
Major equipment advances	6,849	124,816
Deferred development costs	—	5,089
Construction in progress	20,070	60,468
Property, plant and equipment, net	7,993	2,749
Deposits	14,784	25,947
Other assets	12,133	27,134
Total assets	$66,458	$256,298

Liabilities
Accounts payable and accrued liabilities	$16,750	$34,131
Debt, net	39,427	211,907
Related party payable	8,856	169
Other liabilities	1,890	9,212
Total liabilities	$66,923	$255,419
Unconsolidated Variable Interest Entities
The Partnership has formed Project Entities with third parties to develop certain projects. The Partnership and third party are both equity investors in these Project Entities. These Project Entities are VIEs. Since the Partnership does not have a controlling financial interest in these Project Entities, it does not consolidate them. The Partnership accounts for its interests in these Project Entities under the equity method of accounting (Refer to Footnote 2. Summary of Significant Accounting Policies).
As of December 31, 2019 and 2018, the Partnership’s maximum exposure to loss is estimated at $29.7 million and $29.3 million, respectively, which represents the carrying value of its investments in unconsolidated VIEs. The maximum exposure to loss represents the maximum loss that the Partnership could be required to recognize assuming all the investees’ assets are worthless, without consideration of the probability of a loss or any actions the Partnership may take to mitigate any such loss.
10. Revolving Credit Facility
On April 11, 2019, the Partnership entered into a $175.0 million Revolver. As of December 31, 2019, the Partnership has drawn $60.0 million. The terms of the Revolver are payable on demand. Additional draws require the consent of PEGI. Loans, when and if drawn, accrue interest at 2.9% plus the London Interbank Offered Rate (LIBOR) per annum. The revolving credit facility contains additional quarterly administrative fees of 0.025% on the $175.0 million max amount. In addition, the Revolver provides LCs for the Partnership of up to $75.0 million of which the $61.3 million has been issued. The LCs are subject to quarterly fees of 2.9% per annum.

As of and for the year ended December 31, 2019, no event or condition which constitutes an event of default.
11. Debt
The Partnership’s debt is presented below as of December 31 (in thousands):

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

	2019	2018	Contractual Interest Rate	Maturity

Grady construction loan facility	$—	$170,155	LIBOR plus 1.00%	September 2019
Equity-backed leverage loan	39,722	45,426	LIBOR plus 5.00%	March 2020
	39,722	215,581
Less: deferred financing costs	(325)	(3,674)
Total debt	$39,397	$211,907
For the years ended December 31, 2019 and 2018, the Partnership incurred a total interest and amortized financing costs of $1.6 million and $11.6 million , respectively. Of these amounts, $0.8 million and $9.1 million were capitalized to construction in progress in the consolidated balance sheets as of December 31, 2019 and 2018, respectively.
Grady Construction Loan Facility
On July 13, 2018, the Partnership entered into a loan facility ("Loan Facility") with three lenders to fund the construction of the Grady wind project. The Loan Facility provided up to $274.1 million and accrued interest at LIBOR plus 1.00%. The Loan Facility was due in full by September 2019. Upon achieving commercial operation, the Partnership received cash contributions from its parent and a third-party tax equity investor in exchange for additional equity in the Partnership. These contributions funded the entire repayment of the Loan Facility (refer to Footnote 1. Organization). Collateral for the Loan Facility included the wind project's tangible assets, contractual rights and cash on deposit with the depository agents. The Loan Facility contained a broad range of covenants that, subject to certain exceptions, restricted Grady’s ability to incur debt, grant liens, sell or lease certain assets, transfer equity interests, dissolve, make distributions, or change their business. As of the date of these consolidated financial statements, no events or conditions which constitutes an event of default in relation to these covenants existed.
In addition to the Loan Facility, the Partnership entered into a Letter of Credit, Reimbursement and Loan Agreement ("LCRA") on July 13, 2018 for an LC facility of $56.7 million which can increase to $64.2 million.
The Partnership paid this loan facility at maturity and as a result, both the Loan Facility and the LCRA are no longer an obligation to the Partnership.
Industrial Revenue Bond
On July 13, 2018, the Partnership executed several contracts related to the issuance of a $353.0 million industrial revenue bond ("IRB") by the Village of Grady, New Mexico (the "Village"). The IRB provided certain sales tax benefits during construction as well as property tax savings during the operational phase of the project. Pursuant to the IRB-related agreements, title to the Grady project transferred from the Partnership to the Village and simultaneously leased back to the Partnership. Under the 30-year lease agreement with the Village, the Partnership retained all benefits and risks of ownership of the project and had a bargain purchase requirement at the end of the lease term. Due to its involvement in construction, the Partnership was deemed the owner of the leased project assets during construction. Upon completion of construction, the Partnership continued to be deemed the owner of the leased project assets.
The Partnership, as holder of the bond, earned interest at 4.5% per annum on any principal amounts advanced, receivable annually from the Village on each July 13th, beginning in 2019 and through 2048. This interest income was directly offset by the lease payments which were due from the Partnership to the Village at the same time and in the same amount as the interest income earned on the IRB. Principal payments were not due to the Partnership prior to the IRB's maturity date; however, early redemption was permissible. As of December 31, 2018, the Partnership had investments in IRB receivables for $158.2 million which included accrued interest of $2.3 million. Under terms of the IRB transaction, there was a contractual right of offset for the payments receivable under the IRB, including interest income, with the Partnership's lease payments to the Village. The receivable and payments were due at the same time as such, no cash payments were made by either party. As a result, the Partnership had netted the IRB receivable asset of $158.2 million with the related lease liability of $158.2 million, which included $2.3 million of lease expense, within the consolidated balance sheets.

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

In addition to the lease expense, the Partnership was committed to pay "Payment In-Lieu of Taxes" ("PILOT"), totaling to $7.4 million for a portion of the avoided property taxes, which were payable annually to various municipalities in New Mexico until year 2045.
As a result of the sale of Grady in the fourth quarter of 2019, the IRB was no longer an obligation to the Partnership (refer to Footnote 3. Revenue).
Equity-backed Leverage Loan
On December 26, 2018, the Partnership entered into an equity-backed leverage loan ("EBL") of $48.8 million secured by its equity interests in two projects in Mexico. The EBL matures the earlier of the date the Partnership sells its equity interests in the projects or March of 2020. The EBL accrues interest at LIBOR plus 5.0%.
12. Fair Value Measurements
The carrying value of financial instruments approximates their fair value based on the nature of their short maturity, and these instruments are presented in the Partnership's consolidated financial statements at carrying cost as Level 1. The fair values of cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy.
The carrying value of debt is presented on the consolidated balance sheets, net of financing costs, discounts and premiums, which approximates the fair value of the variable interest rate debt. These debt fair values are Level 3 measurements because they are estimated based on the Partnership's incremental borrowing rates. (Refer to Footnote 2. Summary of Significant Accounting Policies).
The Partnership had financial liabilities which require fair value measurement on a recurring basis are classified within the fair value hierarchy as of December 31, 2018 as follows (in thousands):

	2018

	Level 1		Level 2		Level 3		Total
Liabilities
Contingent liabilities	$—		$—		$3,344		$3,344
	$—	—	$—	—	$3,344	—	$3,344
As of December 31, 2019, the Partnership has no financial liabilities which require fair value measurement on a recurring basis.
Level 3 Measurements
The fair value of contingent liabilities is related to Grady in 2018, as represented in other liabilities on the consolidated balance sheets. The fair value is measured by discounting the net cash flows using a discount rate representing an estimate of cost of debt to determine the present value. The significant primary unobservable input used for these assessments is the discount rate. Significant increases or decreases in this unobservable input would result in a significantly lower or higher fair value measurement.
As a result of the sale of Grady in the fourth quarter of 2019, these contingencies were no longer an obligation to the Partnership (refer to Footnote 3. Revenue).
Nonrecurring Fair Value Measurements
Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
The Partnership periodically evaluates the carrying value of long-lived assets to be held and used when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved. For the years ended December 31, 2019 and 2018 and the period from July 27, 2017 through

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

December 31, 2017, the Partnership recognized an impairment of $7.1 million, $3.7 million, and $1.5 million, respectively, related to other assets that were deemed impaired due to determination that projects were no longer feasible.
In 2018, the Partnership recorded an impairment expense of $35.2 million against turbines that were purchased in 2016 (refer to Footnote 7. Assets Held for Sale and Footnote 8. Impairment of Long-lived Assets Held and Used). The fair values were determined using inputs that were not observable in the market; therefore, these values were classified as Level 3 in the fair value hierarchy.
13. Income Taxes
The following table presents significant components of the provision for income taxes for the years ended December 31 (in thousands):

	2019	2018

Current
U.S.	$—	$—
Foreign	586	13,984
	586	13,984
Deferred
U.S.	—	—
Foreign	(2,021)	(100)
	(2,021)	(100)
Total income tax provision	$(1,435)	$13,884
The Partnership recorded income tax benefit and expense of $1.4 million and $13.9 million for the years ended December 31, 2019 and 2018, respectively. The income tax expense is comprised of estimated federal, state and provincial income taxes for the Partners' U.S., Canada, Netherlands, Japan and Mexico companies.
The following table presents the domestic and foreign components of net income before income tax provision (benefit) for the years ended December 31 (in thousands):

	2019	2018

U.S.	$(58,849)	$(121,001)
Foreign	(35,307)	75,247
Total	$(94,156)	$(45,754)
The following table presents a reconciliation of the statutory U.S. federal income tax rate to the Partnership's effective tax rate as a percentage of income before taxes for the years ended December 31:

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

	2019	2018

Statutory U.S Federal Rate	21.00%	21.00%
Foreign rate differential	2.00%	(4.70)%
Permanent book/tax differences	(0.61)%	9.29%
Valuation allowance	(7.18)%	(27.61)%
Withholding taxes	(0.58)%	(0.91)%
Other deferred true ups	0.01%	0.44%
Partnership income not subject to taxes	(13.12)%	(27.87)%
Effective income tax rate	1.52%	(30.36)%
The following table presents the principal components of the Partnership’s net deferred tax assets and liabilities as of December 31 (in thousands):

	2019	2018

Deferred tax assets/(liabilities):
Net operating loss carryforwards	$11,815	$3,490
Allowance for doubtful accounts	6,465	5,900
Other	(2,211)	1,214
Property, plant and equipment	13,768	12,367
Capitalized start-up costs	—	54
Contingent consideration	3,216	3,181
Total gross deferred tax assets/(liabilities)	33,053	26,206
Less: valuation allowance	(30,986)	(26,206)
Total net deferred tax assets/(liabilities)	$2,067	$—
ASC 740-10-30-18 identifies tax planning strategies as a source of taxable income to be considered as positive evidence of the Partnership’s ability to realize a benefit of a deferred tax asset on a more-likely-than-not basis. As of December 31, 2019, the Partnership had entered into an agreement to sell two project entities to an unrelated party within the next twelve months. This strategy provides positive evidence of realization of deferred tax assets of the entities to be sold, therefore, a valuation allowance against the deferred tax assets of these entities was not recorded.
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
The net change in valuation allowance increased by $4.8 million during the year ended December 31, 2019 and $2.5 million for the year ended December 31, 2018. The increase in 2019 is mainly attributable to the Japan and Canada operations. As of December 31, 2019 and 2018, the Partnership has net operating loss carryforwards in the amount of $43.2 million and $15.1 million, respectively, which will begin to expire commencing in 2029.
The Partnership is required to recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2019, the Partnership does not have any unrecognizable tax benefits and does not have any tax positions for which it is reasonably possible that the amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year ended December 31, 2019. The Partnership files income

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

tax returns in the U.S. federal and state jurisdictions, and various foreign jurisdictions. The Partnership's U.S. and foreign income tax returns for 2015 and forward are subject to examination.
The Partnership has a policy to classify accrued interest and penalties associated with uncertain tax positions together with the related liability, and the expenses incurred related to such accruals are included in the provision for income taxes. The Partnership did not incur any interest expense or penalties associated with unrecognized tax benefits during the year ended December 31, 2019.
14. Commitments and Contingencies
From time to time, the Partnership becomes involved in claims and legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the consolidated results of operations or cash flows of the Partnership.
Commitments
The following table summarizes estimates of future commitments related to the various agreements that the Partnership has entered into (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Land use agreements	$4,607	$4,545	$4,081	$3,170	$1,504	$20,136	$38,043
Other	1,123	1,063	453	98	38	15	2,790
Total Commitments	$5,730	$5,608	$4,534	$3,268	$1,542	$20,151	$40,833
Construction
The Partnership has open commitments related to construction commitments of $41.8 million and $123.8 million as of December 31, 2019 and 2018, respectively. Of these amounts, $38.3 million and $97.2 million as of December 31, 2019 and 2018, respectively, are related to wind turbines and solar modules.
Purchase Order Commitments
The Partnership entered into various commitments with service providers related to the Partnership’s Project Entities and operations of its business. Outstanding commitments with these vendors were $35.1 million and $18.0 million as of December 31, 2019 and 2018, respectively.
Land Use Agreements
Rent expense recorded in the consolidated statements of operations as general and administrative expense was $6.3 million, $5.6 million, and $3.0 million for the years ended December 31, 2019 and 2018 and for the period from July 27, 2017 through December 31, 2017, respectively.
The Partnership entered into various long-term land agreements for various projects. The land agreements have various terms based on the project's stage of development and most of the land agreements are cancellable if the project does not proceed with construction or reach commercial operation. Some land agreements contain provisions that require us to purchase the property or part of the property if the projects reach commercial operation. Many of the land agreements have damage clauses that require the Partnership to pay for damages caused during its development activities. The land agreements include both fixed minimum and contingent rent based on the Partnership reaching development milestones and upon reaching commercial operation. If the project reaches commercial operation, the land agreement's contingent rent will generally be based on total megawatts of electricity produced and delivered to the grid. Contingent rental payments are generally recognized as rent expenses as incurred.

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

Contingencies
Unrecorded Contingent Consideration
Unrecorded contingent consideration exists in the Partnership's acquisition of Project Entities which are asset acquisitions. The nature of the contingencies may vary by contract but generally these contingent payments become due and payable upon (i) signing of a PPA, (ii) closing construction financing or (iii) the commercial operations date. In addition to achieving these milestones, the contingent consideration liabilities may also be subject to purchase price adjustments, such as the final amount of the PPA price, the name plate capacity or annual energy production level of the project. The amount of unrecorded contingent consideration is estimated to be $188.0 million and $206.0 million at December 31, 2019 and 2018, respectively.
The Partnership entered into agreements with law firms to engage them as counsel in connection with the development of one or more transmission expansion projects. Pursuant to the agreements, certain billings are only due if ground-breaking and construction financing occurs. As of December 31, 2019, the Partnership has not accrued any future payments under these agreements.
Letters of Credits
During development activities, the Partnership routinely enters into long term agreements, many of which require security deposits to guarantee its performance or contingent consideration under the agreements. These LCs are recorded on the consolidated balance sheets as of December 31, 2019 and 2018 as $23.8 million and $52.0 million in restricted cash, respectively, and $0 million and $7.7 million in related party receivable, respectively. The LCs are generally released when the project begins commercial operations.
15. Related Party Transactions
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
Pattern Development 2.0 was formed in 2016 as a result of Project Entities contributed by Pattern Development 1.0. Total contributions in assets and cash were $131.6 million through year-end 2017. Five of the Project Entities that were contributed to the Partnership have an X/Y equity structure, which is designed to provide residual returns of PEGH.
In 2018, Pattern Development 2.0 entered into the Japan Purchase to acquire Japanese Project Entities from Pattern Development 1.0, executed development and operating agreements with PEGI.
As of December 31, 2019, PEGI has contributed approximately $190.0 million to the Partnership giving PEGI approximately 29.0% equity ownership.

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

The following table presents amounts receivable from related parties as included in the consolidated balance sheets as of December 31 (in thousands):

	2019	2018

Related party receivable:
Amounts due from Pattern Development 1.0	$10,666	$7,692
Amounts due from PEGI	1,177	3,298
Other	154	73
Total related party receivable	$11,997	$11,063

Notes receivable, related party:
Amounts due from Project Entities in Mexico	$57,961	$52,307
Total notes receivable, related party	$57,961	$52,307
The following table presents amounts payable from related parties recognized under the MSA as included in the consolidated balance sheets as of December 31 (in thousands):

	2019	2018

Related party payable:
Amounts due to Pattern Development 1.0	$32,831	$25,966
Amounts due to PEGI	11,235	4,042
Other	2	—
Total related party payable	$44,068	$30,008
The table below presents revenues recognized for project sales and services provided to related parties, as included in the consolidated statements of operations for the years ended December 31 (in thousands):

	2019	2018	For the period from July 27, 2017 through December 31, 2017

Revenue:
Related party project sales revenue from PEGI	$99,924	$122,073	$—
Related party services revenue from PEGI	5,512	40,423	—
Total related party revenue	$105,436	$162,496	$—

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

The table below presents cost of revenue related to project sales and services provided to related parties and expenses recognized for management services under the MSA, as included in the consolidated statements of operations for the years ended December 31 (in thousands):

	2019	2018	For the period from July 27, 2017 through December 31, 2017

Cost of revenue:
Related party expense from Pattern Development 1.0	$—	$—	$—
Related party project sales expense from PEGI	68,613	83,692	—
Related party services expense from PEGI	2,293	2,187	—
Total cost of revenue from related party	$70,906	$85,879	$—

Operating expenses:
Related party expense from Pattern Development 1.0	$38,393	$36,563	$11,892
Related party expense from PEGI	7,993	7,370	2,145
Capitalized overhead - related party	(560)	(2,256)	—
Total operating expenses from related party	$45,826	$41,677	$14,037
16. Partnership Capital
Capital Units and Profits Interest Units
The Capital and Redemption Agreement effective July 27, 2017, authorized PEG LP 2 to issue Class A units to the Class A limited partners (the “Class A Partners”) and Class B units to the Class B limited partners (the “Class B Partners”).
Prior to November 1, 2019, PEG LP 2 was authorized to issue additional Class A units at $1.00 per share and admit additional Class A Partners with certain approvals and conditions as indicated in the Capital and Redemption Agreement. PEG LP 2 has secured commitments for capital calls from its investors for up to $1.0 billion. As of December 31, 2019, PEG LP 2 has called a total of $650 million of Class A Units which were used to redeem the Existing LP units including all of PEGH’s investment, purchase Project Entities and to provide working capital for development activities.
PEG LP 2 was authorized to issue up to 1,000,000 Class B units, of which a total of 802,500 Class B units have been issued to Class B Partners as of December 31, 2018.
On November 1, 2019 ("Redesignation Date"), the partners of PEG LP 2 amended and restated the Agreement of Limited Partnership to provide for a redesignation of the Class A units and Class B units as a single class of units. Units formerly designated as Class A units were redesignated as units (Capital) and units formerly designated as Class B units were redesignated as units (Profits Interest). Class A Partners and Class B Partners are now referred to as Capital Partners and Profits Interest Partners, respectively.
PEG LP 2 is authorized to issue additional Units (Capital) at $1.00 per unit and admit additional Capital Partners with certain approvals and conditions as indicated in the amended and restated Capital and Redemption Agreement on the Redesignation Date. PEG LP 2 iss authorized to issue up to 1,000,000 Units (Profit Interest), of which a total of 835,000 Profit Interest Units were outstanding as of the Redesignation Date.
Distributions and Allocations
Prior to the Redesignation Date, Class A Partners were entitled to receive a Class A Preference Amount, which is equal to an annual pre-tax return of 8.0% compounded quarterly on all unreturned capital contributions. Similarly, subsequent to the Redesignation Date, Capital Partners are entitled to receive an annual pre-tax return of 8.0% compounded quarterly on all unreturned capital contributions.

Pattern Energy Group Holdings 2 LP
Notes to Financial Statements
For the years ended December 31, 2019, 2018 (not covered by the auditor's report) and the period from July 27, 2017 through December 31, 2017
(In thousands of US Dollars)

Units (Capital) are senior to theUnits (Profit Interest) with respect to distributions. Upon sale or liquidation of the Partnership, distributions would occur in the following order:

•	First, 100% to the Capital Partners in proportion to their unreturned capital contributions until unreturned capital contributions have been reduced to zero;

•	Second, 100% to the Capital Partners in proportion to their unpaid preference amounts until unpaid preference amounts have been reduced to zero;

•
Third, 50% to the Capital Partners in proportion to their respective Capital Unit Sharing Percentages and 50% to the Profits Interest Partners in proportion to their respective Profits Interest Unit Sharing Percentages, until the Profits Interest Payout occurs; and

•	Thereafter, 85% to the Capital Units Partners and 15% to the Profits Interest Partners.
Board of Directors and Voting Rights
The Board of Directors shall consist of not less than five Directors: (a) three of whom shall be appointed by Riverstone II (“Riverstone Delegates”), and (b) two of whom shall be appointed by the Units (Capital) Majority. Each Director shall have one vote; however, Riverstone Delegates may cast more than one vote in certain circumstances designed to always give the Riverstone Delegates three votes.
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
17. Subsequent Events
The Partnership has evaluated subsequent events for recognition through March 2, 2020, which is the date these consolidated financial statements were available to be issued. The Partnership did not have subsequent disclosure events.

Schedule I - Condensed Parent-Company Financial Statements
Pattern Energy Group Inc.
Condensed Financial Information of Parent
Balance Sheets
(In millions of U.S. dollars, except share and par value data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$13	$3
Derivative assets, current	—	4
Prepaid expenses	1	—
Other current assets	36	17
Total current assets	50	24
Major construction advances	1	—
Property, plant and equipment, net	22	2
Investments in subsidiaries	1,400	1,415
Investments in unconsolidated subsidiaries	298	270
Derivative assets	—	1
Intangible assets, net	1	1
Other assets	17	1
Total assets	$1,789	$1,714
Liabilities, mezzanine equity and equity
Current liabilities:
Accounts payable and other accrued liabilities	$61	$13
Accrued interest	13	13
Dividend payable	46	42
Current portion of long-term debt	221	—
Contingent liabilities, current	2	29
Other current liabilities	11	3
Total current liabilities	354	100
Long-term debt, net of financing costs of $4 and $7 as of December 31, 2019 and 2018, respectively	346	560
Other long-term liabilities	20	7
Total liabilities	720	667
Mezzanine equity:
Series A Preferred Stock, $0.01 par value per share, 100,000,000 shares authorized, 10,400,000 and 0 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	234	—
Equity:
Class A common stock, $0.01 par value per share: 500,000,000 shares authorized; 98,199,909 and 98,051,629 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	940	1,103
Accumulated income (loss)	(30)	—
Accumulated other comprehensive loss	(70)	(52)
Treasury stock, at cost; 289,690 and 223,040 shares of Class A common stock as of December 31, 2019 and 2018, respectively	(6)	(5)
Total equity	835	1,047
Total liabilities, mezzanine equity and equity	$1,789	$1,714

See accompanying notes to parent company financial statements

Pattern Energy Group Inc.
Condensed Financial Information of Parent
Statements of Operations and Comprehensive Income (Loss)
(In millions of U.S. dollars)

	Year ended December 31,
	2019	2018	2017
Revenue	$1	$—	$—
Expenses	56	35	34
Operating loss	(55)	(35)	(34)
Other income (expense):
Interest expense	(37)	(37)	(35)
Equity in earnings (losses) from subsidiaries	(35)	203	14
Equity in earnings from unconsolidated subsidiaries, net	107	1	41
Gain (loss) on undesignated derivatives, net	—	10	(7)
Other income (expense), net	(11)	(1)	(1)
Total other income (expense), net	24	176	12
Net income (loss) before income tax	(31)	141	(22)
Tax provision (benefit)	—	—	(4)
Net income (loss)	(31)	141	(18)
Series A preferred stock dividends	(4)	—	—
Net income (loss) attributable to common shareholders	(35)	141	(18)
Other comprehensive income (loss):
Proportionate share of subsidiaries' other comprehensive income (loss), net of tax benefit (provision) of $2, $2 and $(5), respectively	(16)	(27)	23
Proportionate share of affiliates' other comprehensive income (loss) activity, net of tax provision of less than $1, $(1), and $(5), respectively	(1)	1	13
Total other comprehensive income (loss), net of tax	(17)	(26)	36
Comprehensive income (loss)	$(52)	$115	$18

See accompanying notes to parent company financial statements

Pattern Energy Group Inc.
Condensed Financial Information of Parent
Condensed Statements of Cash Flows
(In millions of U.S. dollars)

	Year ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$(31)	$141	$(18)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	9	11	7
Deferred taxes	—	—	3
Intraperiod tax allocation	—	—	(3)
(Gain) loss on derivatives	3	(10)	5
Stock-based compensation	5	5	5
Equity in (earnings) losses from subsidiaries	35	(203)	(14)
Equity in earnings from unconsolidated investments, net	(107)	(1)	(41)
Other reconciling items	—	3	—
Changes in operating assets and liabilities:
Other current assets	(20)	—	(20)
Other assets (non-current)	(13)	—	—
Accounts payable and other accrued liabilities	1	—	3
Other current liabilities	8	29	8
Long-term liabilities	(4)	(28)	1
Related party receivable/payable	—	2	—
Contingent liabilities	(4)	—	8
Net cash used in operating activities	(118)	(51)	(56)
Investing activities
Capital expenditures	(3)	(3)	—
Distributions received from subsidiaries	345	818	372
Contribution to subsidiaries	(275)	(490)	(682)
Investment in Pattern Development	(7)	(115)	(69)
Other assets	—	2	(1)
Net cash provided by (used in) investing activities	60	212	(380)
Financing activities
Proceeds from preferred share offering	256	—	—
Proceeds from common share offering	—	—	237
Proceeds from issuance of senior notes, net of issuance costs	—	—	343
Repurchase of shares for employee tax withholding	(2)	(1)	—
Dividends paid	(165)	(166)	(145)
Cash paid for contingent consideration	(21)	—	(2)
Net cash provided by (used in) financing activities	68	(167)	433
Net change in cash, cash equivalents and restricted cash	10	(6)	(3)
Cash, cash equivalents and restricted cash at beginning of period	3	9	12
Cash, cash equivalents and restricted cash at end of period	$13	$3	$9
Supplemental disclosures
Cash payments for interest expense	$30	$30	$20
Schedule of non-cash activities
Non-cash increase in additional paid-in capital	$—	$—	$(2)

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
Reconciliation of Cash and Cash Equivalents and Restricted Cash as presented on the Statements of Cash Flows (in millions)

	Year ended December 31,
	2019	2018	2017
Cash and cash equivalents	$13	$3	$9
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
Convertible Senior Notes due 2020
In July 2015, the Company issued $225 million aggregate principal amount of 4.00% convertible senior notes due 2020 (2020 Notes). The 2020 Notes bear interest at a rate of 4.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2016. The 2020 Notes will mature on July 15, 2020. The 2020 Notes were sold in a private placement. Upon conversion, the Company may, at its discretion, pay cash, shares of the Company’s Class A common stock, or a combination of cash and stock. The 2020 Notes are set at an initial conversation rate of 35.4925 shares of Class A common stock per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $28.175 per share of Class A common stock. The conversion rate is subject to adjustment in some events (including, but not limited to, certain cash dividends made to holders of the Company's Class A common stock which exceed the initial dividend threshold of $0.363 per quarter per share). The conversion rate would be adjusted to offset the effect of the portion of the dividend in excess of $0.363, provided that the adjustment would result a change of at least 1% in the then effective conversion rate. During the year ended December 31, 2019, the conversion rate increased to 36.7355 shares of Class A common stock per $1,000 principal amount of 2020 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest. The 2020 Notes are not redeemable prior to maturity.
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

The following table presents a summary of the equity and liability components of the 2020 Notes (in millions):

	December 31,
	2019	2018
Principal	$225	$225
Less:
Unamortized debt discount	(3)	(8)
Unamortized financing costs	(1)	(2)
Carrying value of convertible senior notes	$221	$215

Carrying value of the equity component (1)	$24	$24

(1)	Included in the consolidated balance sheets as additional paid-in capital, net of $1 million in equity issuance costs.
Redeemable Preferred Stock
The Company has 100,000,000 shares of authorized preferred stock issuable in one or more series. The Company’s Board of Directors is authorized to determine the designation, powers, preferences and relative, participating, optional or other special rights of any such series. As of December 31, 2018, there was no preferred stock issued and outstanding.
On October 25, 2019 (Issue Date), the Company issued, in a private placement, an aggregate of 10,400,000 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (Preferred Shares), convertible in certain circumstances into authorized shares of the Company's Class A common stock, for a cash purchase price of $24.625 per Preferred Share and net proceeds to the Company of $256 million, which the Company used to fund the acquisition of Henvey Inlet, partially repay borrowings under the revolving credit facility and pay related expenses and fees. The Company incurred approximately $1 million in issuance costs which were recorded as a reduction to the net proceeds received. The Preferred Shares have a value of $260 million and were issued with a 1.5% original issue discount.
The following table presents a reconciliation of the beginning and ending carrying amounts of the Preferred Shares as reported in the consolidated balance sheets (in millions):

2019
Balance, beginning of year	$—
Issuance of Preferred Shares	256
Initial value of derivative bifurcated from Preferred Share proceeds	(21)
Issuance costs	(1)
Balance, end of year	$234

Item 16.	Form 10-K Summary
None.